Form 10QSB
period 1999-06-30
BARRINGTON LABORATORIES INC
filed 1999-07-15
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the quarterly period ended June 30, 1999
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                         Commission File Number: 0-26073
--------------------------------------------------------------------------------

                          BARRINGTON LABORATORIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           86-0881193
-------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             1801 E. Tropicana, Suite 9
                                Las Vegas, NV  89119
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                    (702) 893-2556
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [ ] No [X]

               APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                    PROCEEDING  DURING  THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 3,750,700 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of June 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


Copies of Communications Sent to:

                             Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                      3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                          BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)
               				               Unaudited

BALANCE SHEET


ASSETS
                             June 30,          March 31,
                             1999   	          1999
                             ---------         ----------
CURRENT ASSETS:              $  27,472         $  30,264

   TOTAL CURRENT ASSETS:     $  27,472         $  30,264

OTHER ASSETS:

   R&D (See Note#8)          $   2,200         $   2,200

   Organization Costs (Net)  $     294         $     312

   TOTAL OTHER ASSETS:       $   2,494         $   2,512


TOTAL ASSETS                 $  29,966         $  32,776


See accompanying notes to financial statements

                         Barrington Laboratories, Inc.
                         (A Development Stage Company)
                                  Unaudited

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                 June 30,         March 31,
                                 1999          	  1999
                                 ---------        ----------
CURRENT LIABILITIES              $        0       $          0

 TOTAL CURRENT LIABILITIES:      $        0       $          0

STOCKHOLDERS' EQUITY: (Note #4)

   Preferred stock
   Par value $0.001
   Authorized 5,000,000 shares
   Issued and outstanding at
   June 30, 1999   None          $        0       $          0

   Common stock
   Par value $0.001
   Authorized 20,000,000 shares
   Issued and outstanding at

   March 31 & June 30, 1999
   3,750,700 shares              $     3,751      $      3,751

   Additional Paid-In Capital    $    43,784      $     43,784

   ACCUMULATED LOSS              $   -17,569      $    -14,759

TOTAL STOCKHOLDERS' EQUITY       $    29,966      $     32,776
---------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:            $    29,966      $     32,776


See accompanying notes to financial statements

                          Barrington Laboratories, Inc.
                          (A Development Stage Company)
                                    Unaudited

STATEMENT OF OPERATIONS


                        Apr. 1           Jan. 1,
                        1999, to         1999, to
                        June 30,         Mar. 31,
                        1999             1999
                        ---------        ----------
INCOME:
Revenue                 $      0         $       0


EXPENSES:

 Accounting             $      0         $   1,500
 Amortization           $     18         $      18
 Bank Charges           $     24         $      24
 R&D                    $      0         $       0
 Consultant Fees        $  1,500         $   3,800
 Legal Fees             $      0         $     700
 Professional Fees      $  1,213         $   1,000
 Misc. Expenses         $     55         $     181

 TOTAL EXPENSES:        $  2,810         $   7,223

NET PROFIT/LOSS (-)     $ -2,810         $  -7,223

Net Profit/Loss (-)
per weighted share
(Note 1):               $ -.0007         $  -.0022

Average Weighted
number of common
shares outstanding
at end of reporting
period:                3,750,700          3,750,233


See accompanying notes to financial statements

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                Unaudited


STATEMENT OF CASH FLOWS
                          Apr. 1           Jan. 1,
                          1999, to         1999, to
                          June 30,         Mar. 31,
                          1999             1999
                          ----------       ----------
Cash Flows from
Operating Activities

    Net Loss              $  -2,810        $  -7,223

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Amortization                +18              +18

Changes in assets and
Liabilities:

    Research & Development        0                0

    Organization Costs            0                0

    Officers' Advances            0             -360
                           --------------------------------------------
 Net cash used in
Operating activities:     $  -2,792      $    -7,565

 Cash Flows from
 Investing Activities:            0                0

 Cash Flows from
 Financing Activities:
    Issuance of Common
    Stock for Cash         	      0          +37,535
                        ---------------------------------------------

Net Increase (decrease)   $  -2,792      $  + 29,970


 Cash,
 Beginning of period:     $  30,264      $       294
                        ---------------------------------------------

 Cash, End of Period:     $  27,472      $    30,264



See accompanying notes to financial statements.

                         Barrington Laboratories, Inc.
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999




NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 6, 1998, under the laws of the State of Nevada as Barrington Laboratories, Inc. The Company currently has yet to generate any revenues and in accordance with SFAS #7, is considered a developmental stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first and second Quarter ended March 31, 1999 and June 30, 1999, they are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10SB12G for period ended February 28, 1999.

The balance sheet at February 28, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)


                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                June 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.


Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of February 28, 1999, the Company had no dilative common stock equivalents such as stock options.


Year End

The Company has selected December 31st as its year-end.

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)


                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                June 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Year 2000 Disclosure

Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that any purchased software will be off-the-shelf software and will be certified Year 2000 compatible for all of its computing requirements. The Company presently believes that with modifications to existing off-the-shelf software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software in the near future, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. However, there can be no guarantee that these new off-the-shelf software products will be adequately modified which could have a material adverse effect on the Company's results of operations.

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               June 30, 1999


NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile. The Company's total deferred tax asset as of June 30, 1999 is as follows:

Net operation loss carry forward	$ 7,536

Valuation allowance	             $ 7,536

Net deferred tax asset	          $    	0

The federal net operation loss carry forward will expire in 2018. The Company's statutory rate for the tax year ended 1998 is estimated at 0%. The Company did not record any deferred tax assets for year ended December 31, 1998. The Company's effective tax rate is 0%.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 20,000,000 shares with a par value of $0.001 per share.

Preferred Stock

The authorized preferred stock of the corporation consists of 5,000,000 shares with a par value of $0.001 per share.

On August 7, 1998 the company issued 3,000,000 shares of its $0.001 par value common stock for cash of $10,000.00 to a director.

On February 28, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of Stock, the company sold 750,700 shares of common stock at a price of $0.05 per share for a total amount raised of $37,535.

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)


                NOTES TO FINANCIAL STATEMENTS (Continued)

                                June 30, 1999


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. At this time, and for at least the next appoximately eighteen
(18) months, the Company does not believe it will need to raise any additional funds to remain a going concern. If in the future the Company should seek to raise additional capital it would be accomplished via a private placement offering pursuant to Regulation D, Rule 505/506, once the company is trading on the OTC-BB. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


NOTE 6 - RELATED PARTY TRANSACTIONS

The company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

                        Barrington Laboratories, Inc.
                        (A Development Stage Company)


                 NOTES TO FINANCIAL STATEMENTS (Continued)

                               June 30, 1999


NOTE 8 - RESEARCH AND DEVELOPMENT

In December 1998, the company signed a confidentiality agreement with a pharmaceutical contract manufacturer, to produce a generic pharmaceutical product for Barrington Laboratories, Inc. This contract manufacturer requested chemical and analytical data concerning the raw materials and the manufacturing process of this project before they could analyze this project. In order to provide this data, outside services were paid to research the information requested. The contract manufacturer was unable to proceed with this project, the research obtained can still be utilized with other contract pharmaceutical manufacturers. The President of the company paid his former associates to research and obtain this data. This is company proprietary data, which is needed to produce this generic product and hopefully produce revenues for the company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current core business of Barrington Laboratories, Inc. is to develop and contract manufacture generic prescription pharmaceutical products.
The Company hopes to develop a generic pharmaceutical product, utilizing a FDA approved contract laboratory and contract manufacturing facilities. The Company hopes to obtain an Abbreviated New Drug Application (ANDA) for their generic pharmaceutical product. The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue multiple products. The Company plans to target a low volume pharmaceuticals product, in which its U.S. patent recently expired. Generally speaking, low volume pharmaceutical products are not quickly brought to the market as generic products, by the larger generic pharmaceutical drug facilities, since the cost to produce a low volume generic product out weights its return on investment. Barrington Laboratories, Inc., believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

The goal of Barrington Laboratories, Inc. is to obtain an ANDA (Abbreviated New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider where or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product.

In December, 1998, the Company signed a Confidentially Agreement with a large pharmaceutical contract manufacturer to pursue and investigate this initiative. Upon investigation by this contract manufacturer, they were unable to perform the services required, as they did not have the required special equipment to manufacture the proposed pharmaceuticals for Barrington Laboratories, Inc.

Therefore, the Company is identifying and interviewing other pharmaceutical contract manufacturers, who have both the research facilities and equipment to undertake this work. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Going Concern - The Company experienced operating losses for the period ended June 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next eighteen (18) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. The Company did not present Diluted EPS since it has a simple capital structure.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunties in the future.

Results of Operations

As of June 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months.

In its most recent six month operating period ended June 30, 1999, the Company incurred a net loss of approximately $10,033. For the most recent three month operating period ended June 30, 1999, the Company incurred a net loss of approximately $2,810 and a negative cash flow of $2,792 from its from operations. It has yet to receive any revenues from operations. During the period April 1, 1999 through June 30, 1999, the Company had a loss of $2,801. The bulk of these expenses included: $1,500 in consultant fees, in an effort to identify contract manufacturers and the development of analytical specifications for the generic pharmaceutical product which the Company hopes to produce; and, $1,213 in professional fees, mostly related to required corporate filings and stock transfer initiation fees.

Plan of Operation

Management does not believe that the Company will be able to generate any revenues until it can find, identify, and qualify a contract pharmaceutical manufacturer to bring its generic pharmaceutical product through the FDA process. The Company hopes to identify a contract pharmaceutical manufacturer by the end of the third Quarter. From that point forward, the FDA approval process can take another eighteen (18) months. The Company believes it has enough monies to sustain itself during this qualification process.

An original stock offering was made pursuant to Nevada Revised Statues Chapter
90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On August 7, 1998, founding shareholders purchased three million (3,000,000) shares of the Company's authorized but unissued treasury stock for cash. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of the date of this Registration Statement, the Company has three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record, including the Company's founder. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately eighteen (18) months.

This is a developmental stage company. The Company hopes to produce generic pharmaceutical products, through contract laboratories and manufacturing facilities, for pharmaceutical products that have lost their innovator patent, and where no other generics for these products are currently available on the market. If successful, the Company plans to distribute this product into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

It is the Company's intention to enter the marketplace with the first versions of generic drugs, after their innovator patents have expired. There are no guarantees that other generic pharmaceuticals could not enter the market first with a similar product beforehand. Other companies could be developing a similar product; if they enter the market first, this would dramatically curtail any earnings potential for the Company. Additionally, a superior competitive product could force the Company out of business.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through June 30, 1999. The Company does not plan to hire any additional employees until it receives FDA approval for one of its pharmaceutical products. (See employment agreement in 10-SB12G).

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BARRINGTON LABORATORIES, INC.
                                            (Registrant)


Dated:  July 15, 1999


/s/ T. J. Jesky
--------------------------
T. J. Jesky, President and Chief
Executive Officer