Form 10QSB
period 1999-09-30
BARRINGTON LABORATORIES INC
filed 1999-10-21
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the quarterly period ended September 30, 1999
--------------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

The Registrant has 3,750,700 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 1999. The Registrant has no Preferred Stock issued nor outstanding as of September 30, 1999.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


Copies of Communications Sent to:

                            Thomas C. Cook, Esq.
                    Thomas C. Cook and Associates, Ltd.
                     3110 S. Valley View, Suite 106
                           Las Vegas, NV  89102
                Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)


BALANCE SHEET


ASSETS
                                  Unaudited                 Audited
                               September 30, 1999      February 28, 1999
                               -------------------     ------------------
CURRENT ASSETS:                $  27,179               $  37,813

   TOTAL CURRENT ASSETS:       $  27,179               $  37,813

OTHER ASSETS:

   R&D (See Note#8)            $   2,200               $   2,200

   Organization Costs (Net)    $     276               $     318

   TOTAL OTHER ASSETS:         $   2,476               $   2,518


TOTAL ASSETS                   $  29,655               $  40,331


             See accompanying notes to financial statements

                         Barrington Laboratories, Inc.
                         (A Development Stage Company)
                                  Unaudited

BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY

                                     Unaudited                Audited
                                  September 30, 1999      February 28, 1999
                                 -------------------      -----------------
CURRENT LIABILITIES                $        0             $        360

 TOTAL CURRENT LIABILITIES:        $        0             $        360

STOCKHOLDERS' EQUITY: (Note #4)

   Preferred stock
   Par value $0.001
   Authorized 5,000,000 shares
   Issued and outstanding at
   September 30, 1999:   None      $        0             $          0

   Common stock
   Par value $0.001
   Authorized 20,000,000 shares
   Issued and outstanding at

   Sept 30 & Feb 28, 1999
   3,750,700 shares                $     3,751            $      3,751

   Additional Paid-In Capital      $    43,784            $     43,784

   ACCUMULATED LOSS                $   -17,880            $     -7,564

TOTAL STOCKHOLDERS' EQUITY         $    29,955            $     39,971
----------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:              $    29,955            $     40,331


            See accompanying notes to financial statements

                          Barrington Laboratories, Inc.
                          (A Development Stage Company)

STATEMENT OF OPERATIONS

                                    Unaudited                     Audited
                                    ---------                     --------
                      Three months ended    Nine months ended  For the Period
                        September 30,         September 30,    Aug 6, 1998
                                                               (Inception) to
                      1999       1998      1999       1998     Feb 28, 1999
                      -------    ------    --------  -------   -------------
INCOME:
Revenue               $     0    $    0    $      0   $    0    $      0


EXPENSES:

 Accounting           $     0    $    0    $  1,500   $    0    $    800
 Amortization         $    18    $    0    $     54   $    0    $     42
 Bank Charges         $    24    $    0    $     72   $    0    $     17
 R&D                  $     0    $    0    $      0   $    0    $      0
 Consultant Fees      $     0    $    0    $  5,300   $    0    $  6,000
 Legal Fees           $     0    $    0    $    700   $    0    $      0
 Professional Fees    $     0    $    0    $  2,213   $    0    $      0
 Telephone            $   184    $    0    $    274   $    0    $      0
 Misc. Expenses       $    85    $    0    $    231   $    0    $    705

 TOTAL EXPENSES:      $   311    $    0    $ 10,344   $    0    $  7,564

NET PROFIT/LOSS (-)   $  -311    $    0    $-10,344   $    0    $ -7,564

Net Profit/Loss (-)
per weighted share
(Note 1):             $ -.0000   $    0    $ -.0027   $    0    $ -.0025

Average Weighted
number of common
shares outstanding
at end of reporting
period:              3,750,700            3,750,544            3,003,627


               See accompanying notes to financial statements

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                                Unaudited


STATEMENT OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                For the Nine Months Ended        For the Period
                                                                 Aug 6, 1998
                            Sept 30, 1999     Sept 30, 1998     (Inception) to
                            (Unaudited)        (Unaudited)      Sept. 30, 1999
                           ------------------ --------------    ---------------
Cash Flows from
Operating Activities

    Net Loss               $  -10,344         $      0          $ -17,880
    Adjustment to
    Reconcile net loss
    to net cash provided
    by operating
    Activities
    Amortization                  +54                0               -276

Changes in assets and
Liabilities:

    Research & Development          0                0             -2,200

    Organization Costs              0                0               -360

    Officers' Advances           -360                0               +360
                           -----------------------------------------------
Net cash used in
Operating activities:      $  -10,650         $      0          $ -20,356

 Cash Flows from
 Investing Activities:              0                0                  0

 Cash Flows from
 Financing Activities:
    Issuance of Common
    Stock for Cash            +37,535                0            +47,535
                           -----------------------------------------------

Net Increase (decrease)    $   26,885         $      0          $  27,179


 Cash,
 Beginning of period:      $      294         $      0          $       0
                           -----------------------------------------------

 Cash, End of Period:      $   27,179         $      0          $  27,179



                See accompanying notes to financial statements.

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 1999


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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the third Quarter ended September 30, 1999, and nine months ended September
30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and the footnotes thereto included in the company's report on Form 10SB12G for period ended February 28, 1999.

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)


                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 1999


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


Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.


Year End

The Company has selected December 31st as its year-end.

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)


                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            September 30, 1999


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

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 1999

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile. The Company's total deferred tax asset as of September 30, 1999 is as follows:

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

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS (Continued)

                            September 30, 1999


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. At this time, and for at least the next approximately eighteen
(18) months, the Company does not believe it will need to raise any additional funds to remain a going concern. If in the future the Company should seek to raise additional capital it would be accomplished via a private placement offering pursuant to Regulation D, Rule 505/506. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


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

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

                          September 30, 1999

NOTE 8 - RESEARCH AND DEVELOPMENT

In December, 1999, the company signed a confidentiality agreement with a pharmaceutical contract manufacturer, to produce a generic pharmaceutical product for Barrington Laboratories, Inc. This contract manufacturer requested chemical and analytical data concerning the raw materials and the manufacturing process of this project before they could analyze this project. In order to provide this data, outside services were paid to research the information requested. The contract manufacturer was unable to proceed with this project, the research obtained can still be utilized with other contract pharmaceutical manufacturers. The President of the company paid his former associates to research and obtain this data. This is company proprietary data, which is needed to produce this generic product and hopefully produce revenues for the company. In September, 1999, the Company identified another contract pharmaceutical manufacturer, and signed a Confidentially Agreement with them. It is still too early to determine, whether or not the Company has identified a contract manufacturer to undertake its work.
Further evaluations to determine whether the work will be subcontracted to this particular pharmaceutical manufacturer will be conducted by the management of the Company during the Fourth Quarter.

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

In December, 1998, the Company signed a Confidentially Agreement with a large pharmaceutical contract manufacturer to pursue and investigate this initiative. Upon investigation by this contract manufacturer, they were unable to perform the services required, as they did not have the required special equipment to manufacture the proposed pharmaceuticals for Barrington Laboratories, Inc. In September, 1999, the Company identified another contract pharmaceutical manufacturer, and signed a Confidentially Agreement with them. It appears this pharmaceutical contract manufacturer, has access to both the FDA-required research facilities and equipment to undertake a project for Barrington Labs. It is still too early to determine, whether or not the Company has identified a contract manufacturer to undertake its work. Further evaluations are required to determine whether the work will be subcontracted to this particular pharmaceutical manufacturer. This will be conducted by management of the Company during the Fourth Quarter. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Going Concern - The Company experienced operating losses for the period ended September 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next eighteen (18) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of September 30, 1999, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months.

In its most recent three month operating period ended September 30, 1999, the Company incurred a net loss of approximately $311. For the most recent nine month operating period ended September 30, 1999, the Company incurred a net loss of approximately $10,344 and a negative cash flow of $10,650 from its operations. It has yet to receive any revenues from operations. During the period July 1, 1999 through September 30, 1999, the Company had a loss of $311. This nominal loss is in line with company expectations, since it has yet to identify a contract pharmaceutical manufacturer to undertake its first generic pharmaceutical project.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 1999. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On August 7, 1998, founding shareholders purchased three million (3,000,000) shares of the Company's authorized but unissued treasury stock for cash. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of the date of this Registration Statement, the Company has three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record, including the Company's founder. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) months. At that time, the Company will need additional working capital to finance its planned activity.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 1999. The Company does not plan to hire any additional employees until it receives FDA approval for one of its pharmaceutical products. (See employment agreement in 10-SB12G).

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock

In September, 1999, the Company's common stock was listed on the OTC Bulletin Board, under the trading symbol BRRT.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 1999, no matters were submitted to the Company's security holders.

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

                                            BARRINGTON LABORATORIES, INC.
                                            (Registrant)


Dated:  October 21, 1999


/s/ T. J. Jesky
--------------------------------
T. J. Jesky, President and Chief
Executive Officer