Form 10KSB
period 1999-12-31
BARRINGTON LABORATORIES INC
filed 2000-03-08
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-26073

                           BARRINGTON LABORATORIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                                   86-0881193
------------------------                                     --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification No.)

1801 E. Tropicana, Suite 9, Las Vegas, Nevada                     89119
------------------------------------------------------          ---------
    (Address of principal executive offices)                    (Zip Code)

                                 (702) 893-2556
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage pharmaceutical research company, and as such has yet to generating any revenues.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $375,350.

     As of December 31, 1999, the issuer had 3,750,700 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................20
    Item 10. Executive Compensation........................................21
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................22
    Item 12. Certain Relationships and Related Transactions................22
    Item 13. Exhibits and Reports on Form 8-K..............................23

SIGNATURES   ..............................................................24



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i)    Business Development, Organization and Acquisition Activities

Barrington Laboratories, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 6, 1998. The original articles of the Company authorized the issuance of twenty-five million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

The Company was issued a permit to sell securities to the public in the State of Nevada on February 1, 1999 pursuant to Nevada Revised Statues Chapter
90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to regulation D, Rule 504 of the Act. On December 15, 1998, founding shareholders purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of the Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The offering was closed March 1, 1999. As of March 1, 1999, the Company has seven three million seven hundred fifty thousand seven hundred thousand (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record.

Barrington Laboratories, Inc. is developmental stage company, which plans to produce generic pharmaceutical products, through contract laboratories and manufacturing facilities, for pharmaceutical products that have lost their innovator patent, and no other generics for these products are currently available on the market. The company plans to distribute this product into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

It is the company's hope to enter the marketplace with the first versions of generic drugs, after the innovator patent has expired. There are no guarantees that other generic pharmaceuticals could not enter the market first with a similar product beforehand.

(ii)  Principal Products and Principal Markets

Barrington Laboratories, Inc. was incorporated to transact any lawful business. The Company hopes to develop a generic pharmaceutical product, utilizing contract laboratory and manufacturing facilities. The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue multiple products. The Company plans to target a low volume pharmaceuticals product, in which its U.S. patent recently expired. Generally speaking, low volume pharmaceutical products are not quickly brought to the market as generic products, by the larger generic pharmaceutical drug facilities, since the cost to produce a low volume generic product out weights its return on investment. Barrington Laboratories, Inc., believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

The goal of Barrington Laboratories, Inc. is to obtain an ANDA (Abbreviated New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider where or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product. At this time, the Company is still in the process of identifying contract facilities to undertake this work. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Generic products generally sell at 1/3 the price of brand name products; however, profit margins are higher for generic products since the companies do not carry the overhead of research, administration, marketing, plants and equipment.

The Company plans to begin with one product, it will take twelve to eighteen months before the company can expect to generate any revenues. It will take that amount of time to obtain FDA approval to market said product. The Company is evaluating a low volume off-patent product. And, the innovator product's patent expired. Until the evaluation is completed, the Company considers this evaluation proprietary information.

The target product has no known generic competition at this time. Upon release of this product, the Company hopes to capture the current market by achieving an additional one percent of market share for each month the generic product is on the market. It should be cautioned, that the Company hopes to generate sales volume upon the release of the product, provided no other generic equivalents are on the market. If a similar generic product enters the market beforehand, sales results will suffer.

There are a finite number of end customers of generic pharmaceuticals products. If there are multiple generic pharmaceutical products on the market for the same type of product, these products share the total market sales in the marketplace. Generally speaking, the first generic product to enter the marketplace, captures a significant share of the market. Price and distribution also become a major factors in determining which generic product is utilized over a similar product.

The FDA requires that generic products produce a series of studies and the results of its testing before companies are authorized to sell these products. At that time, the FDA will issue an Abbreviated New Drug Application (ANDA), which allows the company to market a product. If the product fails these studies, the entire project and all funding can be lost. It should be pointed out, if the company cannot pass the necessary studies required by the FDA, the Company would be unable to fund additional studies. This could place the Company's future at great risk, to the point, that the Company would not have enough funds to continue in business.

(iii)  Status of Products and Services


To date, the Company has taken the following initiatives and steps in order to further its operations and continues to execute its business plan:

a) The Company identified a generic pharmaceutical product, in which its innovator patent has recently expired. The Company plans to investigate the steps necessary to obtain an ANDA for this product. In December, 1998, the Company signed a Confidentially Agreement with a large pharmaceutical contract manufacturer to pursue and investigate this initiative.

b) The Company has received from the FDA, under the Freedom of Information Act, the innovator Drug Filings for its first targeted generic drug product.

c) The Company has identified a major pharmaceutical contract manufacturer, and signed a Confidentiality agreement with this manufacturer to begin the ANDA process.

d) The Company has hired an outside consulting firm, to it help it write and submit the ANDA package to the FDA.

e) The Company has hired other outside consultants to help in the analytical processes.

f) If the Company can obtain an ANDA from the FDA to market generic drugs, the Company would need additional funding to cover the cost of manufacturing, inventories, distribution, warehousing, sales, administration and marketing. Without FDA approval, the company cannot justify the cost of these expenses, as it is a developmental company with no approved product(s).

(iv)	Industry Background and Current Status

The Industry and Potential Effect on the Company's Plan of Operation

The pharmaceutical business has consistently grown in gross profit and revenues. According to the U.S. Department of Commerce, there are currently 1,356 pharmaceutical manufacturers in the U.S. who sell $74.2 billion in pharmaceutical products, in 1997. Generic products account for 50 percent of the unit volume and approximately 30 percent of the total dollar volume.

When a generic pharmaceutical product enters the market place, it is generally priced at a 1/3 discount to the brand name product. As multiple generics enter the marketplace, additional price reductions take place. Frequently, the brand name product's price does not drop. The company manufacturing and selling the brand name product cannot afford to cut the price, since they are burdened, with research, marketing, administration, and plant and equipment costs. Additionally, once FDA approval is obtain, the brand name companies cannot make claims of superiority of their product, since the FDA clearly states they are the same.

There are very few generic pharmaceutical companies who target the lower volume brand name products that have lost their patent. The larger generic pharmaceutical manufacturers, e.g., Zenith, Schein, Major Pharmaceuticals, generally produce and market generic pharmaceutical products, in which the total (generic and innovator) product sales exceed $40 million. They need to target the larger volume product to pay their overhead and expenses. It is the goal of Barrington Laboratories, Inc. to identify these smaller volume products, and with little overhead, find a contract manufacturer who can adhere to FDA guidelines to replicate these products. If this can be accomplished, the advantage for the Company in the opinion of management, is that, it has very little overhead. Additionally, there are contract manufacturers that will help defray the additional funding needs for a percent of the volume generated by this generic product. If a firm contract can been established with a contract manufacturer, then the Company might consider negotiating a risk sharing agreement to determine the amount of funds available versus the expected return on investment. If any negotiations do take place, one of the factors to be negotiated would be to determine, which entity actually holds the ANDA. The holder of the ANDA is the primary contact with the FDA should they have any concerns with the product. At this time, the Company has no such agreements in place.

The Pharmaceutical Market

There are a number of pharmaceutical products with expired patents that have no generic counterpart in the marketplace. This information can be found on public records. Under the Drug Price Competition and Patent Term Restoration Act (1984 Amendments) the FDA is required to make publicly available a list of approved drug products with monthly supplements. The FDA also publishes through its own Web site a list of prescription pharmaceutical products and the dates their patents expire. The FDA publishes newly approved generic product. They state whether or not the generic product is equivalent to the brand name product.

Once a product is approved by the FDA, the owner of the product, usually begins the process of distribution for said generic product. Depending on the nature of the product, the distribution for pharmaceutical products begins with drug wholesalers. The drug wholesalers distribute to retail pharmacies, chains, hospitals, Federal Government, and most managed health care organizations.

Many managed health care organizations and State Medicaid programs mandate that generic products be used when they become available. This gives a marketing edge to the first generic products on the market. If multiple generics become available for the same brand name product, price becomes the driving factor in substituting one generic product over another. In the pharmacy arena, it becomes a commodity driven market. Some managed health care organizations require a competing generic product be priced twenty (20) lower than an equivalent product, in order to justify the administrative costs to switch from one product to another.

Approval Process

The Federal Drug Administration (FDA), Center for Drug Evaluation and Research under the Federal Food, Drug, and Cosmetic Act (the Act) approves drug products on the basis of safety and effectiveness.

The main criterion for in the approval process of a pharmaceutical product is that the product is the subject of an application with an effective approval that has not been withdrawn for safety or efficacy reasons. Additionally, the FDA approves the marketing of approved multi-source prescription generic drug products.

To contain drug costs, virtually every state in the United States has adopted laws and/or regulations that encourage the substitution of drug products. These state laws generally require either that substitution be limited to drugs on a specific list (the positive formulary approach) or that it be permitted for all drugs except those prohibited by a particular list (the negative formulary approach). Because of the number of requests in the late 1970s for FDA assistance in preparing both positive and negative formularies, the FDA was inundated to meet the needs of each state on an individual basis.

The FDA also recognized that providing a single list based on common criteria would be preferable to evaluating drug products on the basis of differing definitions and criteria in various state laws. As a result, on May 31, 1978, the Commissioner of Food and Drugs sent a letter to officials of each state stating FDA's intent to provide a list of all prescription drug products that are approved by FDA for safety and effectiveness, along with therapeutic equivalence determinations for multi-source prescription products.

The list was distributed as a proposal in January 1979. It included only currently marketed prescription drug products approved by FDA through new drug applications (NDAs), abbreviated new drug applications (ANDAs), or abbreviated antibiotic applications (AADAs) under the provisions of Section 505 or 507 of the Act. The therapeutic equivalence evaluations in the List reflect FDA's application of specific criteria to the approved multi-source prescription drug products on the List.

A complete discussion of the background and basis of the FDA's therapeutic equivalence evaluation policy was published in the Federal Register on January 12, 1979 (44 FR 2932). The final rule, which includes FDA's responses to the public comments on the proposal, was published in the Federal Register on October 31, 1980 (45 FR 72582). The first publication, October 1980, of the final version of the List incorporated appropriate corrections and additions. Each subsequent edition has included the new approvals and made appropriate changes in data.

On September 24, 1984, the President of the United States signed into law the Drug Price Competition and Patent Term Restoration Act (1984 Amendments). The 1984 Amendments require that FDA, among other things, make publicly available a list of approved drug products with monthly supplements. The Approved Drug Products with therapeutic equivalence evaluations publication and its monthly Cumulative Supplements satisfy this requirement.

According to the FDA, pharmaceutical equivalents are drug products considered pharmaceutical equivalents if they contain the same active ingredient(s), are of the same dosage form and are identical in strength or concentration, and route of administration. Pharmaceutically equivalent drug products are formulated to contain the same amount of active ingredient in the same dosage form and to meet the same or compendia or other applicable standards (i.e., strength, quality, purity, and identity), but they may differ in characteristics such as shape, scoring configuration, packaging, excipients (including colors, flavors, preservatives), expiration time, and, within certain limits, labeling.

Drug products are considered pharmaceutical alternatives if they contain the same therapeutic moiety, but are different salts, esters, or complexes of that moiety, or are different dosage forms or strengths. Data are generally not available for FDA to make the determination of tablet to capsule bioequivalence. Different dosage forms and strengths within a product line by a single manufacturer are thus pharmaceutical alternatives, as are extended-release products when compared with immediate-release or standard-release formulations of the same active ingredient.

Drug products are considered to be therapeutic equivalents only if they are pharmaceutical equivalents and if they can be expected to have the same clinical effect when administered to patients under the conditions specified in the labeling.

The FDA classifies as therapeutically equivalent those products that meet the following general criteria: (1) they are approved as safe and effective; (2) they are pharmaceutical equivalents in that they (a) contain identical amounts of the same active drug ingredient in the same dosage form and route of administration, and (b) meet compendia or other applicable standards of strength, quality, purity, and identity; (3) they are bioequivalent in that (a) they do not present a known or potential bio-equivalence problem, and they meet an acceptable in vitro standard, or (b) if they do present such known or potential problem, they are shown to meet an appropriate bioequivalence standard; (4) they are adequately labeled; (5) they are manufactured in compliance with Current Good Manufacturing Practice regulations.

The concept of therapeutic equivalence, applies only to drug products containing the same active ingredients, and does not encompass a comparison of different therapeutic agents used for the same condition.

The FDA considers drug products to be therapeutically equivalent if they meet the criteria outlined above, even though they may differ in certain other characteristics such as shape, scoring configuration, packaging, excipients (including colors, flavors, preservatives), expiration time and minor aspects of labeling (e.g., the presence of specific pharmacokinetic information).

The FDA believes that products classified as therapeutically equivalent can be substituted with the full expectation that the substituted product will produce the same clinical effect and safety profile as the prescribed product.

The term bioavailability describes the rate and extent to which the active drug ingredient or therapeutic ingredient is absorbed from a drug product and becomes available at the site of drug action.

This term bioequivalent drug products describes pharmaceutically equivalent products that display comparable bioavailability when studied under similar experimental conditions. Section 505 (j)(7)(B) of the Act describes conditions under which a test and reference listed drug shall be considered bioequivalent:

a) the rate and extent of absorption of the test drug do not show a significant difference from the rate and extent of absorption of the reference drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses;

b) the extent of absorption of the test drug does not show a significant difference from the extent of absorption of the reference drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses and the difference from the reference drug in the rate of absorption of the drug is intentional, is reflected in its proposed labeling, is not essential to the attainment of effective body drug concentrations on chronic use, and is considered medically insignificant for the drug. Where these above methods are not applicable (e.g., for topically applied products intended for local rather than systemic effect), other in vivo tests of bioequivalence may be appropriate.

Bioequivalence may sometimes be demonstrated using an in vitro bioequivalence standard, especially when such an in vitro test has been correlated with human in vivo bioavailability data or in other situations through comparative clinical trials or pharmacodynamic studies.

Statistical Criteria for Bioequivalence

The FDA requires under the Drug Price Competition and Patent Term Restoration Act of 1984, that companies seeking approval to market a generic drug must submit data demonstrating that the drug product is bioequivalent to the pioneer (innovator) drug product. A major premise underlying the 1984 law is that bioequivalent products are therapeutically equivalent and, therefore, interchangeable.

The standard bioequivalence study is conducted in a crossover fashion in a small number of volunteers, usually with 12 to 24 healthy normal male adults. Single doses of the test and reference drugs are administered and blood or plasma levels of the drug are measured over time. Characteristics of these concentration-time curves, such as the area under the curve (AUC) and the peak blood or plasma concentration (C max), are examined by statistical procedures.

Bioequivalence of different formulations of the same drug substance involves equivalence with respect to the rate and extent of drug absorption. Two formulations whose rate and extent of absorption differ by 20% or less are generally considered bioequivalent. The use of the 20% rule is based on a medical decision that, for most drugs, a 20% difference in the concentration of the active ingredient in blood will not be clinically significant.

In order to verify, for a particular pharmacokinetic parameter, that the -/+ 20% rule is satisfied, two one-sided statistical tests are carried out using the data from the bioequivalence study. One test is used to verify that the average response for the generic product is no more than 20% below that for the innovator product; the other test is used to verify that the average response for the generic product is no more than 20% above that for the innovator product. The current practice is to carry out the two one-sided tests at the 0.05 level of significance.

Computationally, the two one-sided tests are carried out by computing a 90% confidence interval. For approval of abbreviated new drug applications (ANDA's), in most cases, the generic manufacturer must show that a 90 percent confidence interval of the difference between the mean response (usually AUC and max) of its product and that of the innovator is within the limits -/+ 20 percent of the innovator mean. If the true difference between the products is near 20 percent of the innovator mean, the confidence limit will likely be outside the acceptable range and the product will fail the bioequivalence test. Thus, an approved generic product is likely to differ from that of the innovator by far less than this quantity.

The current practice of carrying out two one-sided tests at the 0.05 level of significance ensures that if the two products truly differ by as much or more than is allowed by the equivalence criteria (usually +/- 20 percent of the innovator product average for the bioequivalence parameter, such as AUC or
Cmax) there is no more than a 5 percent chance that they will be approved as equivalent. This reflects the fact that the primary concern from the regulatory point of view is the protection of the patient against the acceptance of bioequivalence if it does not hold true. The results of a bioequivalence study must usually be acceptable for more than one pharmacokinetic parameter. As such, a generic product that truly differs by 20 percent or more from the innovator product with respect to one or more pharmacokinetic parameters, would actually have less than a 5 percent chance of being approved. Therefore, the Company must be duplicate and demonstrate to the FDA that their product can meet these criteria.

(v)	Raw Materials and Suppliers

The raw material to produce a generic is a major concern. Although many innovator companies have their patents expire, they are the sole manufacturers
of the raw materials needed to make the generic counterparts.   In a sense,
they can prevent a generic product from entering the market place by controlling the raw materials needed to produce it. Therefore, the first criteria, Barrington Laboratories, Inc., utilizes in selecting a generic product, is to determine the availability of the raw materials to produce it. As long as the raw materials are widely available, the Company will proceed to evaluate whether or not it can be produced as a generic product. This company research to identify pharmaceutical raw materials should be considered proprietary information.

The Company does not intend to manufacture any products. The Company intends to license to, or enter into strategic alliances with, larger pharmaceutical and veterinary companies that are equipped to manufacture pharmaceutical products that the Company plans to seek to develop and market.

(vi)	Customers

The Company plans to distribute its product - if and when it gets to this stage of its business plan - into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs. As of February 28, 1999, no sales revenues have been generated by the Company. In addition, the Company does not expect to generate any sales revenues in the foreseeable future.

The customer profile, however, for generic products in the U.S. currently includes:


   Business    			    		   Number
--------------                             -----------
Drug wholesalers                               278
Pharmacies                               	  50,000
Drug Chain Headquarters                        100
Contracting Managed Health Care                 70
Federal Government (DOD)                         1
State Medicaid Programs                         50



It should be noted that the ten (10) largest drug wholesalers, service and distribute to approximately eighty (80) percent of the entire pharmaceutical business in the U.S. Therefore, once a drug receives FDA approval, distribution then becomes the next concern of a pharmaceutical company. With limited resources, the Company believes that it will take a deal of time and effort to obtain product distribution of a generic pharmaceutical product. This could adversely affect the Company's sales results.

(vii)	Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements, or Labor Contracts

The Company plans to produce generic pharmaceutical products, in which the innovator's product patent has expired. Patents are generally not issued to generic pharmaceutical products. If the company receives FDA approval to sell a generic product, it plans to give the product a generic tradename which would be registered with the US Trademark office. It is too premature to submit any entries, as the US Trademark Office requires that submissions should not be made until at least six (6) months until the product is
marketed.   The Company expects the generic approval process will take eighteen (18) to twenty-four (24) months.

(viii)	Regulation

The pharmaceutical industry is tightly regulated by the FDA, DEA, and State Governments, and State Boards of Pharmacy. Under Section 510(h) of the Federal Food, Drug, and Cosmetic Act, every drug establishment registered with the FDA must be inspected at least once every two (2) years to determine if the drugs they market are produced in conformance with current Good Manufacturing Practices (GMP). Copies of the inspection reports generated by the FDA District conducting the inspection or any other inspections conducted are available from the local Districts offices pursuant to the Freedom of Information regulations. These reports are also available from: National Technical Information Service, 5285 Port Royal Road, Springfield, VA 22161.

For this reason, the Company plans to use sub-contractors who are in good standing with the FDA. If the Company hopes to achieve FDA approval of a generic drug, the Company needs to utilize FDA approved facilities. When the FDA reviews the submission package from the Company, they will quickly ascertain which facilities did the testing and manufacturing and whether or not they facilities are approved FDA facilities. The Company believes the usage of non-approved FDA sub-contractors would only delay the approval process.

(ix)	Effect of Existing or Probable Government Regulations

Although the Company plans on obtaining all required federal and state permits, licenses, FDA registrations and bonds to operate its facilities, there can be no assurance that the Company's operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(x)	Research and Development Activities

Barrington Laboratories, Inc., believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

The goal of Barrington Laboratories, Inc. is to obtain an ANDA (Abbreviated New Drug Application) from the FDA to produce and market a pharmaceutical product where the patent on the brand name product has expired, and then subsequently market its generic version. The FDA requires one holder (a primary contact) of the ANDA. The Company needs to consider whether or not the contract manufacturer will submit the submission package to the FDA, and be the holder of the ANDA for this product. If this becomes the case, the Company would need to enter into a contract with the contract manufacturer to be the exclusive distributor of this product. At this time, the Company is still in the process of identifying contract facilities to undertake this work. Since this is a lengthy process, the Company believes it is too premature to determine who the actual holder of the ANDA for this product will be.

Thus far, the Company has identified a generic pharmaceutical product, in which the innovator patent has recently expired. The Company plans to investigate the steps necessary to obtain an ANDA for this product. In December, 1998, the Company signed a Confidentially Agreement with a large pharmaceutical contract manufacturer to pursue this initiative. In addition, the Company has received from the FDA, under the Freedom of Information Act, the innovator Drug Filings for its first targeted generic drug product. If the Company can obtain an ANDA from the FDA to market generic drugs, the Company would need additional funding to cover the cost of manufacturing, inventories, distribution, warehousing, sales, administration and marketing. Without FDA approval, the Company cannot justify the cost of these expenses, however, as it is a developmental company with no approved product(s).

(xi)	Impact of Environmental Laws

The pharmaceutical industry is tightly regulated. The Company plans to subcontract almost all of its work to outside laboratories and to an outside pharmaceutical manufacturer. It is the Company's intent to only utilize FDA approved facilities, as it needs to have its generic product FDA approved before it can be marketed.

(xii)	Employees

The Company currently has two (2) employees: one President, and one Secretary. All of the research and development with be subcontracted to outside laboratories and a manufacturing facility. This subcontracting will be coordinated by the President of the Company. If the company can obtain an ANDA from the FDA for a generic pharmaceutical product, at that time the Company will either consider adding more employees, or selling its rights to market the product to another Company.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at 1801 E. Tropicana, Suite 9, Las Vegas, NV 89119, Telephone: (702) 893-2556. The office space is provided by one of the officers of the Company at no cost to the Company. The Company pays for its own telephone service.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Barrington Laboratories is not a party to any material Legal proceedings, and none are known to be contemplated against Barrington Laboratories.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

Until September 14, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol BRRT. A very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.




FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999              $0.50             $0.25


Holders
-------

The approximate number of holders of record of common stock as of December 31, 1999 was 68.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

The Company was issued a permit to sell securities to the public in the State of Nevada on February 9, 1999 pursuant to Nevada Revised Statues Chapter
90.490. This offering (hereinafter referred to as the "Offering") was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933 (the "Act"), as amended, pursuant to regulation D, Rule 504, of the Act. The Company sold seven hundred fifty thousand seven hundred (750,700) shares of the Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The Offering was closed February 28, 1999. The Company filed an original Form D with the Securities and Exchange Commission on or about March 12, 1999. As of March 1, 1999, the Company has three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

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

In December, 1999, the Company signed a Confidentially Agreement with a large pharmaceutical contract manufacturer to pursue and investigate this initiative. Upon investigation by this contract manufacturer, they were unable to perform the services required, as they did not have the required special equipment to manufacture the proposed pharmaceuticals for Barrington Laboratories, Inc. In September, 1999, the Company identified another contract pharmaceutical manufacturer, and signed a Confidentially Agreement with them. It appears this pharmaceutical contract manufacturer, has access to both the FDA-required research facilities and equipment to undertake a project for Barrington Labs. It is still too early to determine, whether or not the Company has identified a contract manufacturer to undertake its work. Further evaluations are required to determine whether the work will be subcontracted to this particular pharmaceutical manufacturer. This will be conducted by management of the Company during the Fourth Quarter. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Results of Operations
---------------------

As a research and development Company, the Company has yet to generate any Revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months. During calendar year, 1999, the Company experienced net losses $7,415. The bulk of these expenses were for legal and accounting purposes, filing fees, office supplies, and transfer fees. This loss compares to a loss of $7,536 for 1998 (August 6, 1998, inception through December 31, 1998). The Company does not have any material commitments for capital expenditures.

Liquidity and Capital Resources
-------------------------------

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


Year 2000 Issue
---------------

The Company is not currently utilizing any electronic processing systems and Therefore, the company is not directly at risk for having systems that will not recognize the Year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twentieth century. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business, such as financial institutions, and we have not undertaken any investigation to determine the Y2K readiness of such parties. If the Company or any third party with whom the Company does business were to have a Y2K problem, the business could be disrupted and the Company's financial condition and results of operations could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.

                        BARRINGTON LABORATORIES, INC.

                       (A DEVELOPMENT STATE COMPANY)

                           FINANCIAL STATEMENTS
                           --------------------
                            December 31, 1998
                            December 31, 1998

                             TABLE OF CONTENTS
                             -----------------
                                   							      PAGE
                                                ----
INDEPENDENT AUDITORS REPORT                      F-1

ASSETS                                           F-2

LIABILITIES AND STOCKHOLDERS' EQUITY             F-3

STATEMENT OF OPERATIONS	               			       F-4

STATEMENT OF STOCKHOLDERS' EQUITY                F-5

STATEMENT OF CASH FLOWS                          F-6

NOTES TO FINANCIAL STATEMENTS                    F-7-11

                         BARRY L. FRIEDMAN, P.C.
                       Certified Public Accountant

1582 Tulita Drive	                       OFFICE  (702) 361-8414
Las Vegas, NV  89123	                    FAX NO  (702) 896-0278

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors		                               February 28, 2000
Barrington Laboratories, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Barrington Laboratories, Inc. (A Development Stage Company), as of December 31, 1999, and December 31, 1998, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the year ended December 31, 1999, and the period August 6, 1998, (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Laboratories, Inc. (A Development Stage Company), as of December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the year ended December 31, 1999, and the period August 6, 1998, (inception) to December
31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has ad no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard these matters are also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
------------------------------
Barry L. Friedman
Certified Public Accountant

          			         BARRINGTON LABORATORIES, INC.
			                  (A Development Stage Company)

ASSETS


            				         BALANCE SHEET
                        -------------

                 					      ASSETS
                            ------
		                                    December        December
					                                 31, 1999        31, 1998

CURRENT ASSETS:
  CASH                                $ 26,744        $     294
                                      --------        ---------
 TOTAL CURRENT ASSETS:	               $ 26,744        $     294
                                      --------        ---------
OTHER ASSETS:

   Organization Costs (Net)		  	      $      0	      $     330
   Research & Development (Note #8)      6,200           2,200
                                      --------       ---------
   TOTAL OTHER ASSETS:		              $  6,200       $   2,530
                                      --------       ---------

TOTAL ASSETS                          $ 32,944       $   2,824
                                      ========       =========


     See accompanying notes to financial statements & audit report

                          BARRINGTON LABORATORIES, INC.
               			        (A Development Stage Company)

LIABILITIES AND STOCKHOLDERS' EQUITY


				                             BALANCE SHEET
                                 -------------


         		          LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
   Officers' Advances (Note #6)                 $    360       $      360
                                                --------       ----------
 TOTAL CURRENT LIABILITIES:                     $    360       $      360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   December 31, 1999 -  None			                 $      0       $        0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at

   December 31, 1998-
   3,000,000 shares                                            $    3,000

   December 31, 1999-
   3,750,700 shares			                  	      $  3,767

   Additional Paid-In Capital			                 43,784	            7,000

   Deficit accumulated during
   The development stage                        -14,951            -7,536
                                                --------       ----------
TOTAL STOCKHOLDERS' EQUITY                     $ 32,584        $    2,464
						                                         --------        ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:	                         $ 32,944        $    2,824
                                               ========        ==========


        See accompanying notes to financial statements & audit report

          			       BARRINGTON LABORATORIES, INC.
	                   (A Development Stage Company)

STATEMENT OF OPERATIONS

                			          STATEMENT OF OPERATIONS
                             ------------------------

                         					Jan. 1            Aug. 6, 	       Aug. 6, 1998
				                         	1999, to          1998, to        (Inception)
				                         	Dec. 31,          Dec. 31,        to Feb. 29,
					                         1999              1998            1999

INCOME
   Revenue		                		$      0	        	$       0	     	$       0


EXPENSES

   Amortization               $    330          $      30        $     360
   Bank Charges                     16                  1               17
   Consulting Fee                    0              6,000            6,000
   Filing Fees                   1,215                705            1,920
   Legal and Accounting          2,200                800            3,000
   Office Supplies               2,100                  0            2,100
   Telephone                       471                  0              471
   Transfer Fees                 1,083                  0            1,083
                              --------          ---------        ---------

     Total Expenses	         	$  7,415          $   7,536	       $  14,951
                              --------          ---------        ---------
   NET PROFIT/LOSS (-)	      	$ -7,415          $  -7,536        $ -14,951
                              ========          =========        =========

Net Profit/Loss(-)
Per weighted share
(Note #1)                     $ -.0020          $  -.0025        $  -.0043
                              ========          =========        =========
Weighted average
Number of common
shares outstanding	          	3,631,915         3,000,000        3,449,688
                              =========         =========        =========



    	See accompanying notes to financial statements & audit report

                             BARRINGTON LABORATORIES, INC.
              			           (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


	                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   --------------------------------------------

                                                                Deficit
                                                                accumulated
			                       Common Stock           Additional     during
			                       ------------	          paid-in        development
			                     Shares      Amount       capital	     	 stage
                        ------      ------       ----------     ------------
August 6, 1998
issued for cash         3,000,000   $   3,000    $   7,000      $       0

Net loss,
August 6, 1998
(inception) to
December 31, 1998			                             				               -7,536
	                       --------------------------------------------------
Balance,
Dec. 31, 1998	         	3,000,000  	$   3,000	   $   7,000          -7,536

Feb 28, 1999
issued from
sale of
public offering           750,700	        751       36,784

Net loss,
January 1, to
December 31, 1999                                                   -7,415
                         -------------------------------------------------
Balance,
December 31, 1999       3,750,700   $   3,751   	 $ 43,784	      $ -14,951
                        ==================================================


    	See accompanying notes to financial statements & audit report

		                   BARRINGTON LABORATORIES, INC.
      			            (A Development Stage Company)

STATEMENT OF CASH FLOWS

	     		               STATEMENT OF CASH FLOWS
                       -----------------------


					                             Jan. 1,       Aug. 6,       Aug 6,, 1998
					                             1999, to      1998, to      (Inception)
					                             Dec. 31,      Dec. 31,      to Feb. 28,
                       					      1999          1998          1999
Cash Flows from
Operating Activities

   Net Loss	                      $ -7,415      $ -7,536      $ -14,951

   Adjustment to
   Reconcile net loss
   To net cash provided
   by operating
   Activities
   Amortization                       +330           +30          +360

Changes in assets and
Liabilities:

   Research & Development           -4,000        -2,200        -6,200

   Organization Costs                    0          -360          -360

   Officers' Advances                    0          +360          +360
                                  --------      --------      --------

Net cash used in
Operating activities:             $-11,085      $ -9,706     $ -20,791

Cash Flows from
Investing Activities		                   0             0             0

Cash Flows from
Financing Activities:

   Issuance of Common
   Stock for cash	                 +37,535        +10,000      +47,535
                                  ------------------------------------
Net Increase (decrease)           $+26,450      $    +294    $ +26,744

Cash,
Beginning of period:                   294              0	           0
                          				    ------------------------------------
Cash, End of Period:              $ 26,744     $      294    $  26,744


     	See accompanying notes to financial statements & audit report

                    Barrington Laboratories, Inc.
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

               December 31, 1999, and December 31, 1998


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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.
There are no cash equivalents as of December 31, 1999.

                   Barrington Laboratories, Inc.
                   (A Development Stage Company)


              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              December 31, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial
Accounting Standards No. 109 (SFAS #109) "Accounting for
Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting.
Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


Reporting on Costs of Start-Up Activities

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.


Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128
(SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilative common stock equivalents such as stock options.

                     Barrington Laboratories, Inc.
                     (A Development Stage Company)


                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                December 31, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.


NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended
December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile. The
Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carry forward   	$    14,951
Valuation allowance                 $    14,951

Net deferred tax asset	             $         0

The federal net operating loss carry forward will expire in 2018 & 2019.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               December 31, 1999, and December 31, 1998



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

On December 31, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of Stock, the company sold 750,700 shares of common stock at a price of $0.05 per share for a total amount raised of $37,535.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", Rule 505/506, once the company is trading on the OTC-BB.
Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                   Barrington Laboratories, Inc.
                  (A Development Stage Company)


              NOTES TO FINANCIAL STATEMENTS (Continued)

              December 31, 1999, and December 31, 1998



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

NOTE 8 - RESEARCH AND DEVELOPMENT

In December 1998, the company signed a contract with a pharmaceutical contract manufacturer, to produce a generic pharmaceutical product. The manufacturer requested chemical and analytical data concerning the raw materials and the manufacturer process of this project before they could begin the project. In order to provide this data, outside services were paid to research the information requested. If the manufacturer is unable to proceed with this project, the research obtained could be utilized with other contract pharmaceutical manufacturers. The President of the company paid his former associates to research and obtain this data. This is company proprietary data, which is needed to produce this generic product and hopefully produce revenues for the company.

----------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Barrington Laboratories, Inc.



NAME                               AGE                POSITION
----                               ---                --------
T. J. Jesky                        53                 President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer and Director

Skyelan Rose                       42                 Secretary and Director


The Company is managed and led by T. J. Jesky, who has 20 years experience in the pharmaceutical industry. He is a former Division Manager for Procter & Gamble Pharmaceuticals. He began his pharmaceutical career in 1973 with Eaton Laboratories, whose headquarters were based in Norwich, New York. This company subsequently changed its name to Norwich Eaton, and in 1981 it was purchased by Procter & Gamble. The Division subsequently changed its name to Procter & Gamble Pharmaceuticals. Mr. Jesky held various positions in the company, including but not limited to: District Manager, Key Account Manager, Hospital Manager, Region Manager, Division Manager for U.S., Canada and Puerto Rico.
He resigned from Procter & Gamble in 1995. He became President, CEO and sole stockholder of Studebaker's, Inc. a restaurant/nightclub and real estate holding company in Arizona. He sold this business in 1997, and opened a restaurant consulting business. In 1998, this company was sold. He is currently President and Chairman of the Board of Boppers Holdings, Inc., a Nevada Corporation. In August, 1998, Mr. Jesky founded Barrington Laboratories, Inc.

Skyelan Rose, Corporate Secretary for Barrington Laboratories, Inc. Her background includes marketing hotel services and banquet facilities. For the past two years, she has executed marketing programs for restaurants and nightclubs. She is the Event Planner for the Arizona Room of America OnLine, and has successfully executed a number of programs with this organization. Prior, she has eight years experience in marketing and sales with the hotel industry. She spent two of those eight years as Director of Marketing/Sales for Holiday Inn, Arizona Region. She is also a Corporate Secretary for an e-Commerce company, called eClic, Inc., and Corporate Secretary for Boppers Holdings, Inc., both Nevada Corporations. She worked with Mr.
Jesky, as his Corporate Secretary for his restaurant consulting business in 1997, this business was sold in 1998.


Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Barrington Laboratories does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Barrington Laboratories, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To the Company's knowledge, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners during such period were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 1999. Barrington Laboratories intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 1999. The Company does have employment agreements in place with each of its officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 1999, by each person known by Barrington Laboratories to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock. Unless otherwise indicated, the address of each person listed in the table is: c/o Barrington Laboratories, Inc., 1801 E. Tropicana, Suite 9, Las Vegas, NV 89119.



                                                  Amount
Title         Name and Address                    of shares      Percent
of            of Beneficial                       held by        of
Class         Owner of Shares     Position        Owner          Class
----------------------------------------------------------------------------

Common	      T. J. Jesky (1)	    CEO/CFO         3,000,000	     79.98%
Common       Skyelan Rose	       Secretary               0       0.00%
----------------------------------------------------------------------------

Common	All Executive Officers and
		Directors as a Group (2 persons)               3,000,000      79.98%





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Because of the Company's development stage nature and its relatively recent inception, August 6, 1998, the Company has no relationships or transactions to disclose.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -----------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate

(10)     MATERIAL CONTRACTS

  10.1   Employment Agreement with T. J. Jesky(1)

  10.2   Employment Agreement with Skyelan Rose(1)

(23)	   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from Barry L. Friedman, CPA

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule

(29)	   ADDITIONAL EXHIBITS -- State Registration Statements

  29.1   Agent of the Issuer Registration(1)

  29.2   Notice of Effectiveness(1)

------------------------------------------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on May 14, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

Barrington Laboratories did not file any reports on Form 8-K during the fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 8, 2000               BARRINGTON LABORATORIES, INC.

                                     By:  /s/ T. J. Jesky
                                          -----------------------
                                          T. J. Jesky
                                          President, Chief Executive Officer and
                                          Chief Financial Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 8, 2000               BARRINGTON LABORATORIES, INC.

                                     By:  /s/ Skyelan Rose
                                          -----------------------
                                          Skyelan Rose
                                          Secretary, Director