Form 10QSB
period 2000-03-31
BARRINGTON LABORATORIES INC
filed 2000-05-01
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the quarterly period ended March 31, 2000
--------------------------------------------------------------------------------

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

                                                  Yes [ ] No [ ]

The Registrant has 3,750,700 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2000. The Registrant has no Preferred Stock issued nor outstanding as of March 31, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


Copies of Communications Sent to:

                             Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                      3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-13

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

	                			BARRINGTON LABORATORIES, INC.
			                	(A Development Stage Company)

                           	Balance Sheet
                                As of
                          	March 31, 2000
                          December 31, 1999


ASSETS


                              BALANCE SHEET
                              -------------

                                  ASSETS
                                  ------

                                      Unaudited       Audited
                                      ---------       -------
                            		        March           December
                                      31, 2000        31, 1999

CURRENT ASSETS:
 CASH                                 $ 23,029        $ 26,744
                                      --------        --------
 TOTAL CURRENT ASSETS:	               $ 23,029        $ 26,744
                                      --------        --------
OTHER ASSETS:

   Organization Costs (Net)		         $      0        $      0
   Research & Development (Note #8)      9,200           6,200
                                      --------        --------
   TOTAL OTHER ASSETS:		              $  9,200        $  6,200
                                      --------        --------

TOTAL ASSETS                          $ 32,229        $ 32,944
                                      ========        ========


    See accompanying notes to financial statements & audit report

                        BARRINGTON LABORATORIES, INC.
               			      (A Development Stage Company)

                              Balance Sheet
                                   As of
                              March 31, 2000
                             December 31, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY


                    				      BALANCE SHEET
                             ---------------


           	        LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                      					Unaudited      Audited
                                           ---------      -------
	  					                                   March 31,      Dec. 31,
				                                       2000           1999
CURRENT LIABILITIES
   Officers' Advances (Note #6)            $    360       $    360
                                           --------       --------
TOTAL CURRENT LIABILITIES:                 $    360       $    360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   March 31, 2000 -  None	                 $      0       $      0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   December 31, 1999 and
   March 31, 2000
   3,750,700 shares		                      $  3,767       $  3,767

   Additional Paid-In Capital	          	    43,784         43,784

   Deficit accumulated during
   The development stage                    -15,682        -14,951
                                           --------       --------
TOTAL STOCKHOLDERS' EQUITY                 $ 31,869       $ 32,584
                                           --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                      $ 32,229       $ 32,944
                                           ========       ========

     See accompanying notes to financial statements & audit report


                    			Barrington Laboratories, Inc.
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
                          -----------------------

STATEMENT OF OPERATIONS

                                     Unaudited                  Audited
                                     ---------                  --------
                      Three months ended      For the Period    Jan 1
                           March 31           Aug 6, 1998       1999,
                                              (Inception) to    to Dec.
                     2000        1999         Mar 31, 2000      31, 1999
                     -------     ------       --------------    -----------
INCOME:
Revenue               $     0     $    0      $      0          $     0


COSTS AND EXPENSES

Selling, General &
Administrative        $  715      $ 7,223     $ 15,305          $ 7,415


TOTAL EXPENSES:       $  715      $ 7,223     $ 15,305 	        $ 7,415


NET PROFIT/LOSS (-)   $ -715      $-7,223     $-15,305          $-7,415


Net Profit/Loss (-)
per weighted shar
(Note 1):             $ -.000     $ -.002     $ -.002           $ -.005

Average Weighted
number of common
shares outstanding
at end of reporting
period:             3,750,700   3,012,724    3,631,915        3,003,627


             See accompanying notes to financial statements

       			           BARRINGTON LABORATORIES, INC.
        	           (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
                        -----------------------

STATEMENT OF CASH FLOWS


                             Unaudited      Audited       Unaudited
                             ----------------------------------------
                             Jan. 1,       Jan 1,         Aug 6, 1998
                  				       2000, to      1999, to       (Inception)
	                            Mar. 31,      Dec. 31,       to Mar 31,
                       	     2000          1999           2000

Cash Flows from
Operating Activities

   Net Loss	                 $ -715        $ -7,415       $ -15,682

   Adjustment to
   Reconcile net loss
   To net cash provided
   by operating
   Activities
   Amortization                  0              +330           +376

Changes in assets and
Liabilities:

   Research & Development   -3,000           -4,000          -9,200

   Organization Costs            0                0            -360

   Officers' Advances            0                0            +360
                          --------          -------         -------

Net cash used in
Operating activities:      $-3,715        $ -11,085       $ -24,506

Cash Flows from
Investing Activities	            0                0               0

Cash Flows from
Financing Activities:

   Issuance of Common
   Stock for cash	               0          +37,535         +47,535
                           ----------------------------------------
Net Increase (decrease)    $-3,715        $ +26,744       $ +23,029

Cash,
Beginning of period:        26,744              294               0
                   				    ----------------------------------------
Cash, End of Period:       $23,029        $  26,744       $  23,029




     	See accompanying notes to financial statements & audit report

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

                  March 31, 2000 and December 31, 1999


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

                     March 31, 2000 and December 31, 1999


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

                  March 31, 2000 and December 31, 1999

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


NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended
December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile. The
Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carry forward   	$    15,682
Valuation allowance                 $    15,682

Net deferred tax asset	             $         0

The federal net operating loss carry forward will expire in 2018 & 2019.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 March 31, 2000 and December 31, 1999



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

              March 31, 2000 and December 31, 1999



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

NOTE 8 - RESEARCH AND DEVELOPMENT

In December 1998, the company signed a contract with a pharmaceutical contract manufacturer, to produce a generic pharmaceutical product. The manufacturer requested chemical and analytical data concerning the raw materials and the manufacturer process of this project before they could begin the project. In order to provide this data, outside services were paid to research the information requested. If the manufacturer is unable to proceed with this project, the research obtained could be utilized with other contract pharmaceutical manufacturers. The President of the company paid his former associates to research and obtain this data. This is company proprietary data, which is needed to produce this generic product and hopefully produce revenues for the company. During the First Quarter of 2000, the Company paid an additional $3,000 for research in developing its first generic pharmaceutical product.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current core business of Barrington Laboratories, Inc. is to develop and contract manufacture generic prescription pharmaceutical products.
The Company hopes to develop a generic pharmaceutical product, utilizing a FDA approved contract laboratory and contract manufacturing facilities. The Company hopes to obtain an Abbreviated New Drug Application (ANDA) for their generic pharmaceutical product. The Company has limited itself to the development of one product; however, this does not preclude the company from seeking other product opportunities. At this time, it does not have the resources to pursue multiple products. The Company plans to target a low volume pharmaceuticals product, in which its U.S. patent recently expired. Generally speaking, low volume pharmaceutical products are not quickly brought to the market as generic products by the larger generic pharmaceutical drug facilities, since the cost to produce a low volume
generic product outweighs its return on investment.   Barrington
Laboratories, Inc., believes it can minimize the cost to produce generic pharmaceutical products by out-sourcing the steps necessary to obtain Food and Drug Administration (FDA) approval.

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

In December, 1999, the Company signed a Confidentially Agreement with a large pharmaceutical contract manufacturer to pursue and investigate this initiative. It appears this pharmaceutical contract manufacturer has access to both the FDA-required research facilities and equipment to undertake a project for Barrington Labs. It is still too early to determine, whether or not the Company has identified a contract manufacturer. Further work to determine whether the work will be subcontracted to this particular pharmaceutical manufacturer will be conducted by management of the Company during the the coming Quarters. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Going Concern - The Company experienced operating losses for the period ended March 31, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5 of the notes to the financial statements, management believes it has enough funds to operate for the next eighteen (18) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

As of March 31, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months.

In its most recent three month operating period ended March 31, 2000, the Company incurred a net loss of approximately $715. For the operating period that ended March 31, 2000, the Company incurred a net loss of approximately $715 and a negative cash flow of $3,715 from its from operations. It has yet to receive any revenues from operations. During the period January 1, 2000 through March 31, 2000, the Company had a loss of $715. This nominal loss is in line with company expectations. Additionally, the Company spent $3,000 in research toward developing its first generic product.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through March 31, 2000. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On August 7, 1998, founding shareholders purchased three million (3,000,000) shares of the Company's authorized but unissued treasury stock for cash. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of Common Stock of the Company during the Offering to approximately sixty-seven
(67) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of the date of this Registration Statement, the Company has three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record, including the Company's founder. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) months. At that time, the Company will need additional working capital to finance its planned activity.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2000. The Company does not plan to hire any additional employees until it receives FDA approval for one of its pharmaceutical products.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

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


Dated:  April 27, 2000


/s/ T. J. Jesky
--------------------------
T. J. Jesky, President and Chief
Executive Officer