Form 10QSB/A
period 2000-03-31
BARRINGTON LABORATORIES INC
filed 2000-05-15
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO.1 TO FORM 10-QSB

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

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


NOTE: THIS AMENDMENT IS BEING FILED TO REFLECT THE INCLUSION OF THE INDEPENDENT AUDITORS' REPORT.


Copies of Communications Sent to:

                             Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                      3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Auditors' Report.........................   4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-13

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         BARRY L. FRIEDMAN, P.C.
                       Certified Public Accountant

1582 Tulita Drive                          OFFICE  (702) 361-8414
Las Vegas, NV  89123                       FAX NO  (702) 896-0278

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors                                        May 5, 2000
Barrington Laboratories, Inc.
Las Vegas, Nevada

I have reviewed the accompanying Balance Sheets of Barrington Laboratories, Inc. (A Development Stage Company), as of March 31, 2000, and the related statements of operations, and cash flows for the three months ended March
31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountant. A review of the interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should Be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   March 31, 2000 -  None                  $      0       $      0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   December 31, 1999 and
   March 31, 2000
   3,750,700 shares                         $  3,751       $  3,751

   Additional Paid-In Capital                 43,784         43,784

   Deficit accumulated during
   The development stage                     -15,666        -14,951
                                            --------       --------
TOTAL STOCKHOLDERS' EQUITY                  $ 31,869       $ 32,584
                                            --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                       $ 32,229       $ 32,944
                                            ========       ========

     See accompanying notes to financial statements & audit report

                       Barrington Laboratories, Inc.
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
                          -----------------------

STATEMENT OF OPERATIONS

                                     Unaudited                  Audited
                                     ---------                  --------
                      Three months ended      For the Period    Jan 1
                           March 31           Aug 6, 1998       1999,
                                              (Inception) to    to Dec.
                     2000        1999         Mar 31, 2000      31, 1999
                     -------     ------       --------------    ---------
INCOME:
Revenue               $     0     $    0      $      0          $     0


COSTS AND EXPENSES

Selling, General &
Administrative        $  715      $ 7,223     $ 15,666          $ 7,415


TOTAL EXPENSES:       $  715      $ 7,223     $ 15,666          $ 7,415


NET PROFIT/LOSS (-)   $ -715      $-7,223     $-15,666          $-7,415


Net Profit/Loss (-)
per weighted shar
(Note 1):             $  Nil      $ -.0024    $ -.0050          $ -.0025

Average Weighted
number of common
shares outstanding
at end of reporting
period:             3,750,700   3,00,000      3,114,345        3,002,057


             See accompanying notes to financial statements

                        BARRINGTON LABORATORIES, INC.
                       (A Development Stage Company)

                        STATEMENT OF CASH FLOWS
                        -----------------------

STATEMENT OF CASH FLOWS


                             Unaudited      Audited       Unaudited
                             ----------------------------------------
                             Jan. 1,       Jan 1,         Aug 6, 1998
                             2000, to      1999, to       (Inception)
                             Mar. 31,      Dec. 31,       to Mar 31,
                             2000          1999           2000

Cash Flows from
Operating Activities

   Net Loss	                 $ -715        $ -7,415       $ -15,6666

   Adjustment to
   Reconcile net loss
   To net cash provided
   by operating
   Activities
   Amortization                  0              +330           +360

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

Cash Flows from
Financing Activities:

   Issuance of Common
   Stock for cash                0          +37,535         +47,535
                           ----------------------------------------
Net Increase (decrease)    $-3,715        $ +26,450       $ +23,029

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


Dated:  May 12, 2000


/s/ T. J. Jesky
--------------------------
T. J. Jesky, President and Chief
Executive Officer