Form 10QSB
period 2000-06-30
BARRINGTON LABORATORIES INC
filed 2000-08-14
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the quarterly period ended June 30, 2000
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

The Registrant has 3,750,700 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2000. The Registrant has no Preferred Stock issued nor outstanding as of June 30, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


NOTE: THIS AMENDMENT IS BEING FILED TO REFLECT THE INCLUSION OF THE INDEPENDENT AUDITORS' REPORT.


Copies of Communications Sent to:

                             Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                      3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  4-5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)

                              Balance Sheet
                                  As of
                              June 30, 2000
                            December 31, 1999


ASSETS

                              BALANCE SHEET
                              -------------

                                  ASSETS
                                  ------


                                      Unaudited          Audited
                                      ---------          -------

                                      June               December
                                      30, 2000           31, 1999

CURRENT ASSETS:
 CASH                                 $ 19,799            $ 26,744
                                      --------            --------
 TOTAL CURRENT ASSETS:                $ 19,799            $ 26,744
                                      --------            --------
OTHER ASSETS:

   Organization Costs (Net)           $      0            $      0
   Research & Development (Note #8)     11,716               6,200
                                      --------            --------
   TOTAL OTHER ASSETS:                $ 11,716            $  6,200
                                      --------            --------

TOTAL ASSETS                          $ 31,515            $ 32,944
                                      ========            ========


                        BARRINGTON LABORATORIES, INC.
                      (A Development Stage Company)

                              Balance Sheet
                                 As of
                              June 30, 2000
                             December 31, 1999



LIABILITIES AND STOCKHOLDERS' EQUITY


                                  BALANCE SHEET
                                  -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                            Unaudited          Audited
                                            ---------          -------
                                            June 30, 2000   Dec. 31, 1999

CURRENT LIABILITIES
   Officers' Advances (Note #6)             $    360       $     360
                                            --------       ---------
TOTAL CURRENT LIABILITIES:                  $    360       $     360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   June 30, 2000 -  None                    $      0       $       0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at
   December 31, 1999 and
   June 30, 2000
   3,750,700 shares                         $  3,767       $   3,767

   Additional Paid-In Capital                 43,784          43,784

   Deficit accumulated during
   The development stage                     -16,380         -14,951
                                            --------       ---------
TOTAL STOCKHOLDERS' EQUITY                  $ 31,155       $  32,584
                                            --------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                       $ 31,515       $  32,944
                                            ========       =========

                                          5


                        Barrington Laboratories, Inc.
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS
             For Three Months Ended June 30, 2000 and June 30, 1999
              For Six Months Ended June 30, 2000 and June 30, 1999
          For the Period August 6, 1998 (Inception) to June 30, 2000



STATEMENT OF OPERATIONS
                                       Unaudited
                                       ---------

                      Three months ended   Six months ended   For the
                             ended            ended           period
                            June 30          June 30          Aug 6, 1998
                                                              (Inception) to
                     2000        1999      2000     1999      June 30, 2000
                     -------     ------    ------   ------    -------------
INCOME:
Revenue               $     0    $     0   $        $     0   $      0


COSTS AND EXPENSES

Selling, General &
Administrative        $   714    $ 2,810   $ 1,429  $ 10,033  $  16,380


TOTAL EXPENSES:       $   714    $ 2,810   $ 1,429  $ 10,033  $  16,380

NET PROFIT/LOSS (-)   $  -714    $-2,810   $-1,429  $-10,033  $ -16,380


Net Profit/Loss (-)
per weighted share
(Note 1):             $   nil    $   nil   $   nil  $    nil  $    nil

Average Weighted
number of common
shares outstanding
at end of reporting
period:            3,750,700  3,750,700  3,750,700  3,272,727 3,531,250


                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)



STATEMENT OF CASH FLOWS

                          STATEMENT OF CASH FLOWS
                          -----------------------

                            Unaudited     Audited       Unaudited
                            -----------------------------------------
                            Jan. 1,       Jan 1,        Aug 6, 1998
                            2000, to      1999, to      (Inception)
                            June 30,      Dec. 31,      to June 30,
                            2000          1999          2000
                            -----------------------------------------
Cash Flows from
Operating Activities

   Net Loss	                 $ -1,429     $ -7,415      $ -16,380

   Adjustment to
   Reconcile net loss
   To net cash provided
   by operating
   Activities
   Amortization                     0         +330           +360

Changes in assets and
Liabilities:

   Research & Development      -5,516        -4,000       -11,716

   Organization Costs               0             0          -360

   Officers' Advances               0             0          +360
                             --------      --------      --------

Net cash used in
Operating activities:        $ -6,945      $-11,085     $ -27,736

Cash Flows from
Investing Activities                0             0             0

Cash Flows from
Financing Activities:

   Issuance of Common
   Stock for cash                   0       +37,535       +47,535
                              -----------------------------------
Net Increase (decrease)      $ -6,945      $+26,744     $ +19,799

Cash,
Beginning of period:           26,744           294             0
                             ------------------------------------
Cash, End of Period:         $ 19,799      $ 26,744     $  19,799



     See accompanying notes to financial statements & audit report

                      Barrington Laboratories, Inc.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

                  June 30, 2000 and December 31, 1999


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

                     June 30, 2000 and December 31, 1999


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

                  June 30, 2000 and December 31, 1999

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

                 June 30, 2000 and December 31, 1999



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

              June 30, 2000 and December 31, 1999



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

The Company is seeking a contract manufacturer to produce a generic pharmaceutical product. Management needs to conduct further work to determine whether the work will be subcontracted to a particular contract pharmaceutical manufacturer. Since this is a lengthy process, the Company believes it is too premature to determine the actual holder of the ANDA for this product.

Going Concern - The Company experienced operating losses for the period ended June 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5 of the notes to the financial statements, management believes it has enough funds to operate for the next eighteen (18) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

As of June 30, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months.

In its most recent six month operating period ended June 30, 2000, the Company incurred a net loss of approximately $1,429. For the operating period that ended June 30, 2000, the Company incurred a net loss of approximately $1,429 and a negative cash flow of $6,945 from its from operations. It has yet to receive any revenues from operations. During the period January 1, 2000 through June 30, 2000, the Company had a loss of $1,429. This loss is in line with company expectations. Additionally, the Company spent $5,516 in research toward developing its first generic product.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through June 30, 2000. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On August 7, 1998, founding shareholders purchased three million (3,000,000) shares of the Company's authorized but unissued treasury stock for cash. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of Common Stock of the Company during the Offering to approximately sixty-seven
(67) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of the date of this Registration Statement, the Company has three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record, including the Company's founder. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) months. At that time, the Company will need additional working capital to finance its planned activity.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

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


Dated:  August 12, 2000


/s/ T. J. Jesky
--------------------------
T. J. Jesky, President and Chief
Executive Officer