Form 10QSB/A
period 2000-06-30
BARRINGTON LABORATORIES INC
filed 2000-08-18
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


NOTE: THIS AMENDMENT IS BEING FILED TO REFLECT AUDITED FINANCIALS AS COMPARED TO REVIEWED FINANCIALS PREVIOUSLY SUBMITTED.

Copies of Communications Sent to:

                             Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                      3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements...............................   3
          Independent Auditor's Report.......................   4
          Balance Sheet (audited)............................  5-6
          Statements of Operations (audited).................  7-8
          Changes in Stockholders' Equity (audited)..........   9
          Statements of Cash Flows (audited)................. 10-11
          Notes to Financial Statements.......................12-15

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.......................................... 16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................... 20

Item 2.   Changes in Securities and Use of Proceeds............ 20

Item 3.   Defaults upon Senior Securities...................... 20

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................. 20

Item 5.   Other Information.....................................20

Item 6.   Exhibits and Reports on Form 8-K......................20

Signatures......................................................21


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

                                Barry L. Friedman
                           Certified Public Accountant


1582 Tulita Drive                                   Office (702) 361-8414
Las Vegas, NV 89123                                 Fax No. (702) 896-0278


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


Board of Directors                                   August 14, 2000
BARRINGTON LABORATORIES, INC.
Las Vegas, Nevada

I have audited the accompanying Balance Sheet of BARRINGTON LABORATORIES, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to June 30, 2000. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of BARRINGTON LABORATORIES, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)

                              BALANCE SHEET


ASSETS


                                            6 Mos. Ending      Year Ended
                                            June 30, 2000      Dec. 31, 1999
                                            -------------      -------------
CURRENT ASSETS
Cash                                        $   19,799         $  26,744
                                            ----------         ---------
   TOTAL CURRENT ASSETS                     $   19,799         $  26,744
                                            ----------         ---------
OTHER ASSETS

   Research  & Development (Note #8)        $   11,716         $   6,200
                                            ----------         ---------
   TOTAL OTHER ASSETS                       $   11,716         $   6,200
                                            ----------         ---------
   TOTAL ASSETS                             $   31,515         $  32,944
                                            ----------         ---------


The accompanying notes are an integral part of these financial statements

                       BARRINGTON LABORATORIES, INC.
                       (A Development Stage Company)

                             BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                             6 Mos. Ending       Year ended
                                             June 30, 2000       Dec. 31, 1999
                                             -------------       -------------
CURRENT LIABILITIES
   Officers Advances (Note #5)             $      360         $     360
                                           ----------         ---------


TOTAL CURRENT LIABILITIES                  $      360         $     360
                                           ----------         ---------

STOCKHOLDERS EQUITY (Note #4)

Preferred stock, $0.001 par value
authorized 5,000,000 shares
Issued and outstanding at
June 30, 2000 - None                       $        0

Common stock, $.001 par value
authorized 20,000,000 shares
Issued and outstanding at
December 31, 1999 - 3,750,700 shares                          $    3,751
June 30, 2000 - 3,750,700 shares                3,751

   Additional paid in Capital                  43,784             43,784

   Accumulated loss during
   the development stage                      -16,380            -14,951
                                           ----------          ---------

TOTAL STOCKHOLDERS' EQUITY                 $   31,155          $  32,584
                                           ----------          ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                        $   31,515          $  32,944
                                           ----------          ---------


The accompanying notes are an integral part of these financial statements

                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS



STATEMENT OF OPERATIONS

                              Three Months                   Six Months
                          Ended       . Ended         . Ended          Ended
                      June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                      -------------  -------------  -------------  -------------
REVENUE               $          0   $          0   $          0   $          0

EXPENSES
General, Selling
and Administrative    $        714   $        192   $      1,429   $      7,085
                      ------------   ------------   ------------   ------------
Amortization                     0              0              0            330
                      ------------   ------------   ------------   ------------
Total Expenses        $        714   $        192   $      1,429   $      7,415
                      ------------   ------------   ------------   ------------

Net Profit/Loss (-)   $      -714    $       -192   $     -1,429   $     -7,415
                      ------------   ------------   ------------   ------------

Net Loss per share -
 Basic and diluted
 (Note #2)            $     -.0002   $        NIL   $     -.0004   $     -.0021
                      ------------   ------------   ------------   ------------

Weighted average
number of common
shares outstanding       3,750,700      3,750,700      3,750,700      3,510,144
                      ------------   ------------   ------------   ------------




The accompanying notes are an integral part of these financial statements

                          BARRINGTON LABORATORIES, INC.
                          (A Development Stage Company)

                      STATEMENT OF OPERATIONS (Continued)


STATEMENT OF OPERATIONS
                                              Aug. 6, 1998      Aug. 6, 1998
                            Year Ended        (INCEPTION) to   (INCEPTION) to
                            Dec. 31, 1999     Dec, 31, 1998    June 30, 2000
                            -------------     -------------    --------------
REVENUE                     $          0      $          0     $          0
                            ------------      ------------     ------------
EXPENSES
  General, Selling
  and Administrative        $      7,085      $      7,506     $     16,734

  Amortization                       330                30              360
                            ------------      ------------     ------------

  Total Expenses            $      7,415      $      7,536     $     17,094
                            ------------      ------------     ------------

Net Profit/Loss (-)         $     -7,415      $     -7,536     $    -17,094
                            ------------      ------------     ------------

Net Loss per share -
 Basic and diluted
 (Note #2)                  $     -.0020      $     -.0025     $     -.0049
                            ------------      ------------     ------------

Weighted average
number of common
shares outstanding             3,631,411         3,000,000        3,465,131
                            ------------      ------------     ------------



The accompanying notes are an integral part of these financial statements

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       Additional    Accumu-
                               Common Stock            Paid-In       lated
                                  Shares      Amount   Capital       Deficit
                               ------------   ------   ----------    -------
Balance,
December 31, 1998              3,000,000      $ 3,000  $  7,000      $ -7,536

February 28, 1999
Issued from sale
of public offering               750,700          751    36,784

Net loss, Year Ended
December 31, 1999                                                      -7,415
                               ---------      -------  --------      --------
Balance,
December 31, 1999              3,750,700      $ 3,751  $  43,784     $-14,951

Net Loss
January 1, 2000, to
June 30, 2000                                                          -1,429
                               ---------      -------  --------      --------
Balance,
June 30, 2000                  3,750,700      $ 3,751  $ 43,784      $-16,380
                               ---------      -------  --------      --------



The accompanying notes are an integral part of these financial statements

                       BARRINGTON LABORATORIES, INC.
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS
                               Three Months                  Six Months
                          Ended          Ended         Ended          Ended
                      June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                      -------------  -------------  -------------  -------------
Cash Flow from
Operating Activities
Net Loss                  $    -714   $      -192    $  -1,429      $  -7,415

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                      0             0            0           +330

Changes in Assets
and Liabilities

Increase in current
Liabilities

Research & Development       -2,516             0       -5,516         -4,000

Organization Costs                0             0            0              0

Officers Advances            +1,295       +18,264       +5,780        -19,589
                          ---------   -----------    ---------      ---------
Net cash used in
Operating Activities      $  -3,230   $      -192    $  -6,945      $ -11,085

Cash Flows from
Investing Activities              0             0            0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                             0             0            0        +37,535
                          ---------   -----------    ---------      ---------
Net increase
(decrease)
in cash                   $  -3,230   $      -192    $  -6,945      $  26,450

Cash, beginning
of period                    23,029        26,936       26,744            294
                          ---------   -----------    ---------      ---------
Cash, end of period      $   19,799   $    26,744    $  19,799      $  26,744
                          ---------   -----------    ---------      ---------


The accompanying notes are an integral part of these financial statements



                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                        STATEMENT OF CASH FLOWS (CONTINUED)

                                              Aug. 6, 1998      Aug. 6, 1998
                            Year Ended        (INCEPTION) to   (INCEPTION) to
                            Dec. 31, 1999     Dec, 31, 1998    June 30, 2000
                            -------------     -------------    --------------
Cash Flow from
Operating Activities
Net Loss                    $    $-7,415      $     -7,536     $     -16,380

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        +330               +30              +360

Changes in Assets
and Liabilities

Increase in current
Liabilities

Research & Development            -4,000            -2,200           -11,716

Organization Costs                     0              -360              -360

Officers Advances                      0              +360              +360
                            ------------      ------------     -------------
Net cash used in
Operating Activities        $    -11,085      $     -9,706     $     -27,736

Cash Flows from
Investing Activities                   0                 0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                            +37,535           +10,000           +47,535
                            ------------      ------------     -------------
Net increase
(decrease)
in cash                     $    +26,450      $        294     $      19,799

Cash, beginning
of period                            294                 0                 0
                            ------------      ------------     -------------

Cash, end of period         $     26,744      $        294     $      19,799
                            ------------      ------------     -------------


The accompanying notes are an integral part of these financial statements


                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 6, 1998, under the laws of the State of Nevada, as BARRINGTON LABORATORIES, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
-----------------

The Company records income and expenses on the accrual method.

Estimates
---------

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

Cash and equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

Income Taxes
------------

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

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting on Costs of Start-Up Activities
-----------------------------------------

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

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

Year End
--------

The Company has selected December 31st as its year-end.

Year 2000 Disclosure
--------------------

The Y2K issued had no effect on this Company.


NOTE #3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2000.
The Company's total deferred tax asset as of December 31, 1999, is as follows:

Net operation loss carry-forward             $    14,951
Valuation allowance                          $    14,951

Net deferred tax asset                       $         0

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE #3 - INCOME TAXES (CONTINUED)

The federal net operating loss carry forward will expire between 2018 and 2019.

This carry-forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE #4 - STOCKHOLDERS' EQUITY

Common Stock
------------

The authorized common stock of BARRINGTON LABORATORIES, INC. consists of 20,000,000 shares, with a par value of $0.001 per share.

Preferred Stock
---------------

The authorized preferred stock of BARRINGTON LABORATORIES, INC. consists of 5,000,000 shares, with a par value of $0.001 per share.

On August 7, 1998, the Company issued 3,000,000 shares of its $0.001 par value common stock, in consideration of $10,000 in cash to a director.

On February 28, 1999, the Company completed a public offering that was offered, without registration, under the Securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by Sections 4(2) and 3(b) of the Securities Act and Regulation D, promulgated thereunder. The Company sold 750,700 shares of common stock at a price of $0.05 per share, for a total amount raised of $37,535.

NOTE #5 - GOING CONCERN

The Company's Financial Statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek to raise additional capital via a private placement offering, pursuant to Regulation D Rule 505/506, once the company is trading on the OTC-BB. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company, interest free.

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE #6 - RELATED PARTY TRANSACTIONS

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

NOTE #7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE #8 - RESEARCH AND DEVELOPMENT

In December 19998, the Company signed a contract with a pharmaceutical contract manufacturer, to produce a generic pharmaceutical product. The manufacturer requested chemical and analytical data concerning the raw materials and the manufacturer process of this project, before they could begin the project.
In order to provide this data, outside services were paid to research the information requested. If the manufacturer is unable to proceed with this project, the research obtained could be utilized with other contract pharmaceutical manufacturers. The president of the company paid his former associates to research and obtain this data. This is company proprietary data, which is needed to produce this generic product and, hopefully, produce revenues for the Company.

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


Dated:  August 16, 2000


/s/ T. J. Jesky
--------------------------
T. J. Jesky, President and Chief
Executive Officer