Form 10QSB
period 2000-09-30
BARRINGTON LABORATORIES INC
filed 2000-11-13
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

              For the quarterly period ended September 30, 2000
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 3,750,700 issued and outstanding as of September 30, 2000. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2000.

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

              (Financial Statements Commence on Following Page)

                                Barry L. Friedman
                           Certified Public Accountant


1582 Tulita Drive                                   Office (702) 361-8414
Las Vegas, NV 89123                                 Fax No. (702) 896-0278


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------



Board of Directors                                         November 1, 2000
BARRINGTON LABORATORIES, INC.
Las Vegas, Nevada

       I have reviewed the accompanying Balance Sheets of BARRINGTON LABORATORIES, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and related statements of operations and cash flows for the three months ending September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, the year ended December 31, 1999, and the period August 6, 1998, (inception), to December 31, 1998, and the period August 6, 1998, (inception), to September 30, 2000. These Financial Statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial and data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles

/s/ Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)

                              BALANCE SHEET


ASSETS


                                            9 Mos. Ending      Year Ended
                                            Sep. 30, 2000      Dec. 31, 1999
                                            -------------      -------------
CURRENT ASSETS
Cash                                        $   18,923         $  26,744
                                            ----------         ---------
   TOTAL CURRENT ASSETS                     $   18,923         $  26,744
                                            ----------         ---------
OTHER ASSETS

   Research  & Development (Note #8)        $   11,716         $   6,200
                                            ----------         ---------
   TOTAL OTHER ASSETS                       $   11,716         $   6,200
                                            ----------         ---------
   TOTAL ASSETS                             $   30,639         $  32,944
                                            ----------         ---------


   The accompanying notes are an integral part of these financial statements

                       BARRINGTON LABORATORIES, INC.
                       (A Development Stage Company)

                             BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                           9 Mos. Ending      Year ended
                                           Sep. 30, 2000      Dec. 31, 1999
                                           -------------      -------------
CURRENT LIABILITIES
Officers Advances (Note #5)                $      360         $     360
                                           ----------         ---------

TOTAL CURRENT LIABILITIES                  $      360         $     360
                                            ----------        ---------

STOCKHOLDERS EQUITY (Note #4)

Preferred stock, $0.001 par value
authorized 5,000,000 shares
Issued and outstanding at
September 30, 2000 - None                  $        0

Common stock, $.001 par value
authorized 20,000,000 shares
Issued and outstanding at
December 31, 1999 - 3,750,700 shares                          $    3,751
September 30, 2000 - 3,750,700 shares          3,751

   Additional paid in Capital                  43,784             43,784

   Accumulated loss during
   the development stage                      -17,256            -14,951
                                            ----------         ---------

TOTAL STOCKHOLDERS' EQUITY                  $   30,279         $  32,584
                                            ----------         ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $   30,639         $  32,944
                                            ----------         ---------




   The accompanying notes are an integral part of these financial statements



                        BARRINGTON LABORATORIES, INC.
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS


                      3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                      Sep. 30, 2000  Sep. 30, 1999  Sep. 30, 2000  Sep. 30, 1999
                      -------------  -------------  -------------  -------------
REVENUE               $          0   $          0   $          0   $          0

EXPENSES
General, Selling
and Administrative    $        876   $          0   $      2,305   $      7,085
                      ------------   ------------   ------------   ------------
Amortization                     0              0              0            330
                      ------------   ------------   ------------   ------------
Total Expenses        $        876   $          0   $      2,305   $      7,085
                      ------------   ------------   ------------   ------------

Net Profit/Loss (-)   $      -876    $          0   $     -2,305   $     -7,415
                      ------------   ------------   ------------   ------------

Net Loss per share -
 Basic and diluted
 (Note #2)            $     -.0002   $        NIL   $     -.0006   $     -.0021
                      ------------   ------------   ------------   ------------

Weighted average
number of common
shares outstanding       3,750,700      3,750,700      3,750,700      3,591,211
                      ------------   ------------   ------------   ------------


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
                            Dec. 31, 1999     Dec, 31, 1998    Sept. 30, 2000
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



   The accompanying notes are an integral part of these financial statements

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       Additional    Accumu-
                               Common Stock            Paid-In       lated
                                  Shares      Amount   Capital       Deficit
                               ------------   ------   ----------    -------
Balance,
December 31, 1998              3,000,000      $ 3,000  $  7,000      $ -7,536

February 28, 1999
Issued from sale
of public offering               750,700          751    36,784

Net loss, Year Ended
December 31, 1999                                                      -7,415
                               ---------      -------  --------      --------
Balance,
December 31, 1999              3,750,700      $ 3,751  $  43,784     $-14,951

Net Loss
January 1, 2000, to
September 30, 2000                                                     -2,305
                               ---------      -------  --------      --------
Balance,
September 30, 2000             3,750,700      $ 3,751  $ 43,784      $-17,256
                               ---------      -------  --------      --------



   The accompanying notes are an integral part of these financial statements

                       BARRINGTON LABORATORIES, INC.
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS


STATEMENT OF CASH FLOWS

                      3 Mos. Ended   3 Mos. Ended   9 Mos. Ended   9 Mos. Ended
                      Sep. 30, 2000  Sep. 30, 1999  Sep. 30, 2000  Sep. 30, 1999
                      -------------  -------------  -------------  -------------
Cash Flow from
Operating Activities
Net Loss                  $    -876   $         0   $  -2,305      $  -7,415

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                      0             0            0           +330

Changes in Assets
and Liabilities

Increase in current
Liabilities

Research & Development            0             0       -5,516         -4,000

Organization Costs                0             0            0              0

Officers Advances                 0             0            0        -19,589
                          ---------   -----------    ---------      ---------
Net cash used in
Operating Activities      $    -876   $         0    $  -7,821      $ -11,085

Cash Flows from
Investing Activities              0             0            0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                             0             0            0        +37,535
                          ---------   -----------    ---------      ---------
Net increase
(decrease)
in cash                   $    -876   $         0    $  -7,821      $  26,450

Cash, beginning
of period                    19,799        26,744       26,744            294
                          ---------   -----------    ---------      ---------
Cash, end of period      $   18,923   $    26,744    $  18,923      $  26,744
                          ---------   -----------    ---------      ---------


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
                            Dec. 31, 1999     Dec, 31, 1998     Sep. 30, 2000
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


   The accompanying notes are an integral part of these financial statements


                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                  September 30, 2000, and December 31, 1999


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

Cash and equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

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

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                  September 30, 2000, and December 31, 1999


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

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

Year End
--------

The Company has selected December 31st as its year-end.

Year 2000 Disclosure
--------------------

The Y2K issued had no effect on this Company.


NOTE #3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

Net operation loss carry-forward                $   14,951
Valuation allowance                             $   14,951

Net deferred tax asset                          $        0

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                    September 30, 2000, and December 31, 1999


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

                         BARRINGTON LABORATORIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                  September 30, 2000, and December 31, 1999


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

Going Concern - The Company experienced operating losses for the period ended September 30, 2000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5 of the notes to the financial statements, management believes it has enough funds to operate for the next eighteen (18) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations

As of September 30, 2000, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to eighteen (18) months.

In its most recent nine month operating period ended September 30, 2000, the Company incurred a net loss of approximately $2,305. For three month operating period that ended September 30, 2000, the Company incurred a net loss of approximately $876 and a negative cash flow of $876 from its from operations. It has yet to receive any revenues from operations. During the period January 1, 2000 through September 30, 2000, the Company had a loss of $2,305. This loss is in line with company expectations. Additionally, the Company spent $5,516 in research toward developing its first generic product.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 2000. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On August 7, 1998, founding shareholders purchased three million (3,000,000) shares of the Company's authorized but unissued treasury stock for cash. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of Common Stock of the Company during the Offering to approximately ninety-seven (67) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of the date of this Registration Statement, the Company has three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately ninety-eight (68) shareholders of record, including the Company's founder. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in the offering delineated above will be sufficient to provide the Company's capital needs for the next approximately twelve (12) months. At that time, the Company will need additional working capital to finance its planned activity.

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

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through September 30, 2000. The Company does not plan to hire any additional employees until it receives FDA approval for one of its pharmaceutical products.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BARRINGTON LABORATORIES, INC.
                                -----------------------------
                                        (Registrant)


Dated:  November 8, 2000


/s/ T. J. Jesky
--------------------------
T. J. Jesky, President and Chief
Executive Officer