Form 10KSB
period 2000-12-31
MODERNGROOVE ENTERTAINMENT INC
filed 2001-03-27
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-26073

                         MODERNGROOVE ENTERTAINMENT, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

      Nevada                                         86-0881193
-------------------------------                    --------------
(State or other jurisdiction of                    (IRS Employer
incorporation  or  organization)                    Identification
                                                    Number)

1801 E. Tropicana, Suite 9, Las Vegas, Nevada            89119
---------------------------------------------         ----------
 (Address of principal executive offices)             (Zip Code)

                              (702) 893-2556
                        ---------------------------
                        (Issuer's telephone number)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  The issuer is a software development and research company also concerned with Internet broadcasting.

  Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $2,269,643.

  As of December 31, 2000, the issuer had 4,100,700 shares of common stock outstanding.

  Documents incorporated by reference: None

  Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                     PAGE
PART I

    Item 1.  Description of Business......................................3
    Item 2.  Description of Property.....................................23
    Item 3.  Legal Proceedings...........................................23
    Item 4.  Submission of Matters to a Vote of Security Holders.........23

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....24
    Item 6.  Management's Discussion and Analysis or Plan of Operation...25
    Item 7.  Financial Statements........................................27
    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................29

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act..30
    Item 10. Executive Compensation......................................32
    Item 11. Security Ownership of Certain Beneficial Owners and
             Management..................................................32
    Item 12. Certain Relationships and Related Transactions..............33
    Item 13. Exhibits and Reports on Form 8-K............................34

SIGNATURES...............................................................35

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i)    Business Development, Organization and Acquisition Activities

moderngroove entertainment Inc, formerly called Barrington Laboratories, Inc., a developmental stage company, hereinafter referred to as ("the Company") or ("moderngroove") or ("MODG"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August
6, 1998. The original articles of the Company authorized the issuance of twenty-five million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

The Company was issued a permit to sell securities to the public in the State of Nevada on February 1, 1999 pursuant to Nevada Revised Statues Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to regulation D, Rule 504 of the Act. On December 15, 1998, founding shareholders purchased 3,000,000 shares of the company's authorized but unissued treasury stock for cash and assets. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of the Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The offering was closed March 1, 1999. On March 1, 1999, the Company had three million seven hundred fifty thousand seven hundred thousand (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record.

On November 22, 2000, the Company issued 350,000 shares in exchange for services. The 350,000 shares issued in December, 2000 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $306,250.

On December 18, 2000, the company held its annual shareholders' meeting. At this meeting, the shareholders of the Company approved a company name change from Barrington Laboratories, Inc., to moderngroove entertainment, Inc. This name change reflects the board of directors' decision to expand the Company's business focus. The shareholders also approved an increase in the number of authorized common shares, from 20,000,000 to 200,000,000 having a par value of $0.001. The amended Articles to reflect the name change and increase in authorized shares were filed with the Nevada Secretary of State, on December 18, 2000.

On December 18, 2000, the board of directors announced the Company entered into a Share Exchange agreement with moderngroove entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of moderngroove entertainment International, Inc., will be exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

moderngroove entertainment, Inc. has a studio and development facilities in Vancouver, British Columbia, Canada, as well as an American headquarters in Huntington Beach, California. It has been active for approximately two years and currently has 50 employees. Focusing initially on the production and delivery of interactive entertainment for personal computers and the next generation of videogame consoles (like Sony's PlayStation 2 for whom it is a licensed developer), the company will also operate streaming media networks for music, video and videogame content.

Furthermore, moderngroove is now developing a distributed caching system that bypasses the overcrowded Internet to deliver content without interruption even at peak hours, a necessary precondition for the establishment of any successful web broadcasting enterprise. Based on a system of proprietary media servers in key markets across the United States, Canada, and Europe, the technology that has been created and is currently being tested and refined is potentially a highly lucrative enterprise in and of itself as a business-to-business service provider. [SEE (x) Research and Development Activities]

(ii)  Principal Products and Services and Principal Markets

OVERVIEW

moderngroove entertainment, Inc., is building an interactive music and television network that consumers will access through next-generation videogame consoles, such as the Sony PlayStation 2.

These consoles are high-powered PCs that sit in the living room and anchor the home entertainment systems of the future. They have better graphics than their predecessors, play DVD movies, and access the Internet at high speed - ultimately making new forms of entertainment possible. Such consoles are projected to be in 50 million U.S. homes (150 million worldwide) by 2006.

The company's videogame industry veterans are working with music labels and entertainment studios to develop brand-lead entertainment titles for next-generation videogame consoles. Music titles for videogame consoles constitute a relatively untapped market: less than 10 notable titles currently exist across all platforms, though recent titles have sold over a million units each.

Popular titles that are updated and re-released annually are called franchises, providing videogame developers and publishers with reliable income streams (e.g. Electronic Arts' Sports "NBA Live" and "NHL" series). Perpetual market demand for new music will assist moderngroove's development of initial music titles into franchises.

Most important is the fact that these titles will also have an online component moderngroove's titles will ship bundled with a net-accessing device--the "Trojan horse" via which moderngroove will get net-accessing capability into targeted homes. The install base of these net-accessing devices is projected to reach one million homes by Q2 2002.

Via these online components, moderngroove will deliver their content partners' entertainment. Entertainment from partner music labels and entertainment studios will form a proprietary network. Consumers browse the network using the net-accessing browser that ships with our packaged product and entertainment is delivered to the consumer via their next-generation videogame console's high-speed modem. This will form the basis of an interactive music and television network.

The model here is known in the industry as the "walled garden" approach. Consumers will be led by the net-accessing browser in the packaged product to the moderngroove network where they will be able to access additional content related to packaged product they purchased at retail. Thus the "wall" of the "walled garden"---consumers are not turned loose on the entire Internet but remain in the area designed by moderngroove, much as customers of America Online are initially led into a world of virtual selections that are accessible only to them. Sophisticated web users find this limiting, but for the needs of a mass audience it is a very successful approach.

RISK FACTORS

(a) moderngroove entertainment may not be able to find and establish its market.

Despite moderngroove's strong sense of the ripeness of the market for the kinds of custom-created products and streaming media services that it is establishing, there can of course be no assurances that this will result in its success. The "first wave" of net music consumers is made up of dilettantes and technically-savvy computer users for whom the hit-and-miss consistency of this early stage of Internet broadcast and downloading is not problematic because they will not pay for content in any case. The Company's target market, the so-called "second wave" of net music consumers is as yet an unproven phenomenon. Should moderngroove's attempt to isolate, forge and develop this market prove to be based on faulty projections or incorrect assumptions, it would follow that the Company's attempts to establish itself cannot succeed.

(b)  Losses must be anticipated for the foreseeable future.

moderngroove has not achieved profitability to date, and may continue to incur net losses for the foreseeable future. Though its business plan anticipates the successful introduction of its first store-bought product for the PlayStation 2 early in 2001 and foresees making a profit with the introduction of its first net-accessing discs at the end of that calendar year, the Company cannot of course guarantee these results and may remain in the red beyond that point.

The Company expects that its operating expenses will increase significantly during the next several years, in the areas of sales and marketing, and brand promotion as well as through its attempts to create a broadband streaming network. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c) The lack of market acceptance of Sony's PlayStation 2 and other next-generation videogame consoles would have a highly negative effect on the prospects of moderngroove, which has created software and a business plan that require them.

The first moderngroove product is a jewel case from London's Ministry of Sound that is designed to be used with the PlayStation 2; it launches moderngroove entertainment as a profit-making entity and serves as a portal to the company's website. Versions are being planned for all the major next-generation videogame consoles including the PlayStation 2, Microsoft Xbox and Nintendo GAMECUBE. Should these consoles fail to gain market acceptance and end up as write-offs for their companies of origin, moderngroove would be in the position of the guy who created 14k gold steering wheels for the Ford Edsel---without the necessary platform, the jewel case would have no foundation.

Indeed, the business plan that moderngroove has developed is highly dependent on the next-generation videogame consoles to launch its Internet broadcasting network as well as to sell its franchises. The failure of these consoles would be highly disadvantageous, if not disastrous, to the Company's prospects.

(d) The technical specifications and design of subsequent generations of videogame consoles are out of the Company's control in ways that may have an adverse effect on its plans.

There is a built-in insecurity in the fact that the primary platforms upon which the Company's products are designed to be played are not manufactured by the Company itself. Thus changes in the design of new generations of videogame consoles could have an adverse effect on moderngroove's plans for expansion. If the next generation of console, for example, eliminated one or more of the functions moderngroove counts on---let's say the ability to manipulate visuals in conjunction with the music tracks that play on the store-bought product---a negative effect could result that would depress moderngroove's sales and limit its future plans.

(e) Without the continued growth and viability of the Internet and its emergence as the next wave in the entertainment industry, moderngroove's prospects will be severely limited.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. For moderngroove entertainment, Inc., to generate product sales, advertising sales, e-Commerce service fees and the huge potential revenues that will follow on the development of more sophisticated systems for the delivery of entertainment product to Internet users, the Internet's recent and rapid growth must continue, while the downloading and streaming of audio, video, and videogame product on the Internet must become widespread.

None of these can be assured. The Internet may not, over time, prove to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. More important to the business of moderngroove, the expected development of the Internet as one of the primary, if not THE primary, way that entertainment product will be disseminated in the future may not occur. The technical hurdles may prove too great; the market may fail to develop because of the inherent conservatism of many consumers and the hesitancy of a large segment of the market to change its basic habits; unforeseeable geopolitical developments might negate current projections.

If use of the Internet does not continue to grow, especially as an entertainment medium, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. Streaming media requires enormous bandwidth and many obstacles stand in the way of the reliability and consistency of transmission, especially during peak hours.

Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Issues like these could stiffen resistance to the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

Those uncertainties are multiplied many times over when looking specifically at the use of the Internet relative to the music, video, film and videogame industries, each of which present specialized difficulties that relate both to technical issues and to the myriad details of legal and economic practice that must be recreated to fit the realities of a new modus operandi. Though many of the Company's best ideas have been developed as solutions to these difficulties, the failure of the Net to live up to its promise would have a highly adverse effect on its chances for success.

(f) The Company's strategy of providing an Internet browser in its on-the-shelf product to generate expanded business and a flow of traffic to its website may prove to be unsuccessful.

One of the business strategies upon which the Company is most reliant involves an Internet browser included in its first "jewel case" product that will direct consumers to the company's website where it is hoped that they will partake of more of the Company's offerings and eventually become part of its proprietary web network of streaming audio and video. This so-called Trojan Horse strategy, however likely it may be to achieve its purpose, is of course untested at this time and remains theoretical. Should it prove to be less appealing to consumers of the store-bought product than Company strategists believe it will be, and should the expanded reach of each sale of a moderngroove "channel" fail to meet expectations, the Company's chances to establish its proprietary network would be greatly diminished and the revenue projections presented in this document far less likely to be realized.

(g) The offerings of moderngroove's proposed proprietary network may not prove to be commercially viable.

Even if the "Trojan Horse" browser does succeed in bringing consumers to the Company's website, there are still no assurances that they will like what they find there enough to bring them back in the regular way the Company hopes. There may not be enough big-name talent represented there. Consumers might dislike some of the product that they find, or not like it well enough to return. Competition from other sites might lure them away, or the tastes in music that the Company is catering to in the design of its programming may change so rapidly in this highly-volatile entertainment segment that the Company will discover that it has hitched its wagon to the wrong star, as it were. Prospective investors should be aware that if the network fails to attract a large enough market share, for these or any other reasons, moderngroove's prospects would be put in grave question.

(h) There is a risk of system failures that could jeopardize the Company's reliability and therefore its relationship to its customers.

The Company's ability to provide high quality streaming and downloading of entertainment product, as well as to maintain its website and take advantage of the business that will flow to it from customers directed there by moderngroove's jewel case product, depends on the efficient and uninterrupted operation of its computer and communications systems. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events.

In addition, the failure to provide the data communications capacity required by the Company, as a result of human error, natural disasters or other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the moderngroove service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected.

The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems. Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the

Company's products and services. Although the Company has implemented certain network security measures, the Company is also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, or loss of data.. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(i) Competition from better-financed and more established companies could make it impossible for moderngroove to establish itself as a serious contender for market share.

The market for providing high-quality entertainment product for the new generation of videogame console and to any even greater extent for providing high-quality downloads and streaming video and audio over the Internet is relatively new, rapidly evolving, and intensely competitive;
the Company expects competition to intensify further in the future. Competitive pressures created by any of the Company's competitors could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company believes that the principal competitive factors in its market are, to name only a few, the quality of the product delivered, name recognition by consumers of the talent showcased, web site convenience and accessibility, ability to link the on-shelf product with that website, and eventually, the ability to deliver high broadcast quality of our streaming audio and video "channels" despite the many technical challenges to doing so, as well as the ability to create a system of licensing talent that will still allow a sufficient margin of profit to build a thriving business.

Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online entertainment services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet for these purposes increases.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's efforts. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct

Internet traffic to certain Web sites may channel users to entertainment services that compete with those of the Company.

Although not exclusively dependent on them, the Company plans to establish arrangements with online services and search engine companies. There can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the moderngroove network. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(j) To fill critical executive and technical positions, moderngroove may be unable to attract and hold key personnel with the skills necessary for its success.

As of the filing of this annual report, moderngroove has certain key executive positions yet to fill, among them CFO and COO; moreover it relies on the vision and expertise of its three founders and other key personnel. If it should prove unable to fill the open positions, or to retain the key management currently in place, the Company's ability to enact its business plan and to react in a timely and appropriate way to unexpected new developments would be greatly compromised.

Furthermore, it is a given in a highly technical industry like the one that the Company is competing within that gifted technical people with the requisite combination of know-how and imagination are hard to find quickly, especially because such people tend to work best on their own---making the building of a cohesive team a difficult task at best. Should the Company prove unable to find such employees to add to its already highly effective workforce, its task of providing products and services of innovation and quality would be greatly complicated, and could even be rendered impossible.

(k) Online commerce entails security risks that could threaten the establishment of a successful Internet business.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. moderngroove entertainment, Inc. plans to accept credit cards for purchases of its products. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the

Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

(l) There are risks associated with international operations that could at some point in the future have a negative effect on the Company's core business revenues.

A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.

To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

(iii)  Status of Products and Services

To date, the Company has taken the following initiatives and steps in order to further its operations and continues to execute its business plan:

a) The Company's website at www.moderngroove.com is up and running and offers sample experiences of some the products and services which are to come as more of the business plan is enacted.

b) The Company has reached an agreement with SONY to create the first music title for the PlayStation 2 combining five hours of original "modern music" (Trance, House, Techno, UK Garage)synched in real time to user-generated visuals created by a visual mixer.


c) The Company has reached an agreement with a leading British record label, Ministry of Sound, giving it the rights to use the Ministry of Sound brand along with exclusive rights to new music sets produced for the forthcoming PlayStation 2 release. On successful completion of the first product, moderngroove has the right to produce other titles under the moderngroove and Ministry of Sound labels.

d) moderngroove is nearing release (late May 2001) of the first of its so-called "jewel case" packaged retail products--- "moderngroove:
    Ministry of Sound Edition" for the Sony PlayStation 2.

e) moderngroove is a licensed developer of entertainment software for the Sega Dreamcast, the first net-enabled, next generation console. Despite Sega's plans to cease production of the Dreamcast, its existing 6 (six) million unit install base warrants inclusion in the Company's future product development plans.

f) moderngroove is in the process of becoming a licensed software developer for the Microsoft Xbox system, the next-generation videogame console with which Microsoft will be entering the console market later this year. The Xbox platform will be included in future product development plans.

g) moderngroove has a Renderware license, a product of Criterion LLC. Renderware is a leader in the field of rendering engines, the software modules that are capable of drawing the high-detailed graphics that appear on the screen of a videogame console or personal computer. By licensing Renderware, moderngroove obtains a highly refined cross-platform rendering engine, saving development time and allowing it to focus on the creative aspects of our products.

h) moderngroove is in the process of becoming a licensed software developer for the Nintendo Gamecube system, a high-powered system similar in configuration to the Microsoft Xbox and Sony PlayStation 2.

i) moderngroove is currently in discussions with several leading music labels for the rights to new music of all genres for future titles. In addition, to tracks licensed for titles, discussions include content for moderngroove's music and television network.

j) moderngroove has developed a relationship with TELUS Corporation, one of Canada's leading telecommunications companies. Aside from basic telecommunications needs, TELUS provides broadband solutions for moderngroove. The developing relationship is part of the Company's medium range plans for the crafting of the technical architecture of its proprietary network.

k) The members of the Company's technical development team, responsible for building the caching engine for moderngroove's network architecture, have been trained and certified by QNX Software Systems, the company whose operating system will run the network.

(iv) Industry Background and Current Status

The Industry and Potential Effect on the Company's Plan of Operation

THE INTERNET

The Internet first evolved in the 1960s but remained the domain of "techies" until the early 1990s when emerging technology and software made it more accessible to the masses. Since then the statistics have reflected just how prevalent the Internet has become, particularly in North America. By the end of 1998, the estimated number of Internet users had swelled to 148 million worldwide, 52% of them in the United States. Businesses have accepted the necessity of using the Internet and realized that it can affect their profitability in a positive way: In 1998, $1.9 billion U.S. was spent on internet advertising, surpassing for the first time the amount spent on outdoor advertising by $300 million U.S. worldwide.

Because of the growing number of net users and the sheer amount of data each user wants to access, the Internet is primarily a text-based medium. The bandwidth necessary for all users to enjoy a graphics and stream intensive experience is not yet in place. But as cable modems and X-DSL service are being found in an increasingly large percentage of homes and offices, one can already see the shape of the future. Improvements are being made to the national backbone infrastructure that is increasing the Internet's capacity to move data and make this upgraded experience commonplace.

TECHNICAL ADVANCES IN THE INTERNET MUSIC MARKET

These advances mean that use of the Internet for entertainment is on the rise, so much so that established sources such as television are scrambling for ways to maintain their market positions. Music has become the first of the data-intensive services to take hold widely. This is because music has much lower system requirements than video, net telephony, gaming and so on. The Internet music industry has exploded in the past few years as data-intensive throughput (that is to say, the capacity of systems to handle the larger files necessary for streaming and downloading music) has become a possibility. The number of people experiencing near CD quality audio through the net has jumped from a few hundred thousand in 1997 to many millions today, with estimates ranging from three to twenty million. This is largely due to the development of compression formats like MP3 for digital music downloads, music streaming servers like Shoutcast, and increased numbers of net users with high-speed links to the Internet. These numbers will continue to skyrocket as the technology becomes more accessible to an even larger proportion of consumers in general. Some credible estimates hold that by the year 2002, two hundred and fifty million consumers will have heard of Internet based music (as opposed to some sixty million today); sixty million consumers will have tried to access that music as compared to some ten million today; and that ten million high-tech music consumers will be using it regularly as distinct from about one million such users today.

Over time, virtually everyone in North America will have cheap access (via computer, low-cost computer, Web-TV box, net-enabled gaming console, digital TV converters, net-enabled TVs) to the high speed Internet (via cable modem, powerline modem, phone/X-DSL service, wireless, and satellite.)

OVERVIEW OF THE VIDEOGAME, STREAMING AND ENTERTAINMENT INDUSTRIES

Predicted for decades, convergence of the videogame, web-broadcasting and entertainment industries is finally happening, albeit in a haphazard fashion. Wireless phones, personal computers and televisions are beginning to take on one another's functions. All forms of digital entertainment will eventually morph into one big stream of data.

Three big areas are coming together to form the foundation of this convergence:
* Content (music, movies and information)
* Platforms (PC, TV, videogame console)
* Distribution (how the content gets to your platform)

THE VIDEOGAME INDUSTRY

The latest generation of videogame consoles such as the Sony PlayStation 2 have a lot of features in common with high-powered home PC's. They have powerful graphics and high fidelity digital audio capabilities, state-of the-art, high-speed microprocessors, Internet accessing capabilities and the capacity to play Digital Video Disks. These new console systems are designed to anchor home entertainment systems, tying together videogame capability, music, television, and high-speed Internet access. This makes possible entirely new categories of home entertainment.

Based upon historical videogame sales figures, it is reasonable to project that by 2006 these consoles will be in 50 million U.S. homes and 150 million homes worldwide. To validate this aggressive prediction, one needn't look further than the online auction house eBay where recently the PlayStation 2 was listing at over US$1,000 - more than three times the $US299 retail price.

REVENUES

Historical Sales Figures

* $6.1 billion in U.S. entertainment software sales in 1999.
* $5.5 billion in U.S. entertainment software sales in 1998.
* $4.4 billion in entertainment software sales in 1997.
* $3.7 billion in entertainment software sales in 1996.
* $3.2 billion in U.S. entertainment software sales in 1995.

GROWTH

1999 saw the fourth consecutive year of double-digit growth for the industry, and an increase of more than 100% since 1996. In 1999, unit sales were up 19% over 1998 levels. 215 million games were sold in the U.S. in 1999, about two for every household in America. On a dollar basis, U.S. entertainment software sales topped $6.1 billion (USD) in 1999, an increase of 11 percent from 1998 levels. Another $880 million came from game rentals in 1999. The computer and video games industry is the fastest growing segment of the U.S. entertainment industry

22% of the U.S. population plans to buy a new gaming console such as the Sony PlayStation 2, Nintendo GAMECUBE or Microsoft Xbox. Videogame hardware and software sales are forecast to grow 20% in 2001, to $US8.2 billion, and another 19% in 2002, according to Edward Williams, an interactive-entertainment analyst at Gerard Klauer Mattison.

PENETRATION

A new survey by the nationally recognized polling firm of Peter D. Hart & Associates finds that 60% of all Americans play computer and video games - this translates into 145 million Americans.

* The average age of these 145 million game players is 28 years old.
* 37% are under 17
* 61% are 18 and over
* 43% are female.
* The original Sony PlayStation has sold 70 million units worldwide
* 98% of American households have a color television
* 25% have a PlayStation
* PlayStation is the third biggest youth brand in the United States

TRENDS

(a) Casual Gaming

The preceding numbers confirm the emergence of the casual game segment of the market, one of the most important developments in the history of this industry. As home PCs have become more ubiquitous, and as consoles have spread into millions of new homes, the user base has broadened to include those who play games only occasionally -- moms and dads, husbands and wives, brothers and sisters, friends and neighbors. Accordingly, demand has surged for a wider range of games, especially ones that don't require advanced degrees in computer science to master and the leisure time of a college student to play. At the recent E3, the major video gaming trade show, the 400 exhibitors reported that of the 2,400 titles recently brought to market, 63% are targeted at the casual game audience. Clearly, this niche of the market offers the opportunity to develop lower cost and lower risk games that in turn can be sold at lower prices and in higher volumes.

(b) Dance/Rhythm Music Games

Recent dance and music games such as MTV Music Generator, Parappa the Rapper, Um Jammer Lammy, Bust-A-Groove 1 & 2, Stepping Selection and Space Channel 5 have sold millions of units and dominated the sales charts for weeks on end.

Developed by Sony Music, "Parappa the Rapper" was launched in Japan in the fall of 1996. The game was a surprise hit among consumers in their twenties. It spent a year among the country's top 10 titles and had sold more than 700,000 copies by August 1997, less than one year later. "Parappa" has gone on to sell more than one million copies.

Music videogames are an emergent and relatively untapped market, with less than 10 notable titles currently available. Importantly, recent titles have enjoyed sales of over a million units apiece.

(c) Licensed Music in Games

The amount of licensed music used in videogames has been on the rise since CDROM-based console gaming technology made it widely possible seven years ago. Multi-platinum products such as EA's Road Rash and Sony's Wipeout XL (both for the original Sony PlayStation) pioneered the use of entire albums worth of licensed pop music. Today, licensed music is used in the majority of videogame products.

(d) Online Video-gaming

With the simultaneous growth of both the Internet and gaming industries, online gaming has taken off. Games such as "Ultima Online", a multiplayer videogame released by Electronic Arts in September of 1997, has sold more than 125,000 copies at $49.95 a copy. With gamers paying an additional $9.95 per month to play the online-only game, "Ultima Online" represents a potential $1.25 million in MONTHLY revenues -- on top of the actual unit profits. And EA has already released an expansion package, "Ultima Online:
The Second Age," for $39.95. - Source: Patrick Dent Online Journalism Review

Doug Lowenstein, president of the Interactive Digital Software Association
(IDSA), puts the online industry's 1999 contribution to sales of retail and computer video games at $US500 million, in addition to the industry's $US6.1 billion total in the United States.

THE STREAMING MEDIA INDUSTRY

The main barrier for broadcasters (and the infrastructure industry) to overcome, is the economic concept of webcasting. Broadcasting has high fixed costs, and low variable costs. Webcasting is the exact opposite. This means that barriers to market entry are low, but serving big audiences means additional per viewer costs. For the industry to flourish, bandwidth costs will need to be reduced and, almost certainly, pay services will need to be introduced.

BROADBAND ENVIRONMENT

Vision said it believes that the office broadband environment will provide an ideal premium advertising market, and this will assist streaming media achieve premium advertising rates, such as those realized by business media such as the Wall Street Journal, Der Spiegel and Financial Times.

GROWTH

Users are an increasingly international group, with approximately one third of downloads/registrations now originating outside North America. Fifty percent of U.S. streaming media users are expected to have broadband access by 2002 either at home or in the office, and European businesses will need to roll out broadband access to compete. Industry statistics underline the facts behind the growth.

TV Webcasters

There are currently more than 4 million people with digital music players, up 400 percent up in a 12 month period, representing 100 percent audience growth in 4 months.

Some substantial numbers of video streams have been served in the past year, with leading sites achieving monthly video streams of 3 to 4 million. In Europe, in August 1999, BBC Online's European solar eclipse microsite was estimated to have served a million streams in a day. A significant factor is the rate of market growth: the BBC estimates that its streaming audience size is growing exponentially by 100 percent every 4 months. It currently reaches an audience of 1 million a month.

PENETRATION

Vision Consultant Group's report estimates that one-third of US Internet users -- 30 million people -- now tune into Internet radio, and that the world monthly market is approximately 45 million streamers.

There are:

* 45,000 hours of live content broadcast each week
* More than 400,000 streaming pages
* 3,000 radio stations forecast to be Webcasting by the end of 1999
* 58 U.S. television stations Webcasting live, 34 on demand, plus 69
  International

TRENDS

(a) Pay-Per-View

High-speed, always-on, broadband Internet access will provide a prime medium for streaming media via ADSL, cable modems, and other interactive services such as wireless and Ka-band satellites. Once the consumer has invested in high-speed Internet access, with its relatively high installation and monthly costs, they will expect high-quality, high value added services, and will use the services proportionately more in line with the value of the investment. This will create an ideal environment for premium advertising rates, and pay and Pay-Per-View services.

THE MUSIC INDUSTRY

Five recording and distribution companies dominate the global music industry. Together, they manufacture and distribute over two hundred record labels, supplying music wholesalers and retailers with about 80% of the U.S. market. They are: Universal Music Group, Warner-Elektra-Atlantic (WEA), BMG Distribution, Sony Music Entertainment, and EMI.

On the other side of the coin are over 2,500 "indie" labels, distributed by nearly 300 independent record distributors and accounting for most of the remaining 20% of recorded music sales (small by comparison, but still over $2 billion per year). These figures, of course, do not include the thousands of new releases by artists not affiliated with any distributor but who want to record and release their own music.


RECORDING INDUSTUSRY GROWTH

The recording industry is expected to grow 3.9 percent over the next five years.

PENETRATION

TRENDS

(a)Net-delivered music

According to two recent global studies conducted by the Angus Reid Group Inc., 36% of all adult Internet users and 41% of teens and young adult Internet users have downloaded music from the Web in MP3 or similar formats.

According to Reid, the digital magazine Webnoise estimates that some 1.75 billion songs were downloaded over the Internet in November alone, which is more than the billion-plus CDs sold each year.

(v) Raw Materials and Suppliers

The Company combines the creation of product for videogame consoles with an Internet business. As such it is not involved with raw materials or suppliers.

(vi) Customers

The target market for moderngroove, casting the widest net, is people born after 1965, initially those who relate to the broad category called modern music: featuring European club music comprising House, Techno/Trance, and HipHop.

More specifically, moderngroove is targeting existing game-console owners. This group of affluent consumers represents an attractive demographic; 78% are between the ages of 18-44; 83% are male; and 42% are college students; 32% earn over $60,000 a year annually.

Geographically, the company is focusing on North America, Europe & Japan with other parts of Asia and the world to follow. The target market will evolve as broadband and next-generation videogame consoles penetrate the mainstream consumer

(vii) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the

Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

(viii) Regulation

There exists no need for any government approval of moderngroove's principal products or services. The only possible areas where regulation might be an issue are discussed in section ix, below.

(ix) Effect of Existing or Probable Government Regulations

Currently there is no absolute standard of government regulation that would effect moderngroove's business; however, the issues raised by copyrights, royalties, and the controversies that have amassed around Napster and the exchange of MP3 files may result in such regulations and must be addressed by any company seriously considering the future of the industry.

Internet sites are shut down on a regular basis because of their failure to obtain proper licensing arrangements with the artists whose work they are distributing. This contributes to time wasted searching for product and the general frustration with the current online companies, not to mention the legitimate grievances of the artists. Some sites do choose to license artists, negating the risk of legal action but therefore limiting the product selection of the site.

moderngroove is developing a methodology for licensing all music that will appear on its site. The key initiative here is the creation of a floating-price rights-clearing mechanism and a media rights-clearing network established to administer payment for the use of artistic works in moderngroove products. It will take delivery of media streams on consignment and forward them to pre-qualified Content Service Providers (CSPs), which will in turn sell them to the public at floating prices. The CSPs then remit a certain percentage of the revenue to moderngroove which keeps a transaction fee and sends the royalty payment to the holders of the rights of the artistic product in question.

This will allow the company to offer a variety of music to the user while negating the risk of legal action that currently plagues the industry as a whole. Eventually, it is hoped that this division can spin off into an independent business whose services will be used by other web broadcasting and distribution companies seeking to resell the market's audio and video media products.

Beyond this issue of copyrights and royalties to artists/distributors, some government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the

Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

(x) Research and Development Activities

Streaming technologies are notoriously unreliable, especially during peak hours. Whoever finds the technical solution to this structural problem will emerge as the leading company in the enormous industry now on the verge of coming into being.

During the peak "rush hours" of Internet activity (5-10pm EST), streaming is virtually impossible, even for people with cable modems or other high-speed net access. The site on which a song is stored may be geographically located far from the place where the end-user resides. Many hops through the public backbone must be accomplished before it arrives at the user's PC or (as time goes by) his or her high resolution living room video receiver.

During the evening hours, the U. S. average for data through-put---that is to say, the speed at which the data flows through the phone or cable lines--has been clocked at 44kb/sec., and as slow as 30kb/sec. This is absolutely not going to do if a user is trying to receive a song or the weekend hockey highlights in a media stream of 192kb/sec. The stream will "break" right away. When one considers the greater requirements of a feature film, let's say, it is easy to see that such a rate of transfer is entirely unacceptable. The problem is not between the consumer's home and his or her ISP, which usually maintains a more than adequate throughput of 1+ Mb/sec. The problem is getting the data from the server to where it is stored to the local ISPs.

moderngroove's solution to this problem is under development in a division of the company responsible for creating a distributed caching system. It is the first of several projected systems that have the ability to enhance significantly the quality of streaming media through the Internet. It is tailored for what the company thinks of as 'the ten-foot Internet,' as opposed to 'the two-foot Internet'now in common use; that is to say, the Internet as a vehicle for content that will be viewed in the end-user's living room on a television receiver via set-top boxes and videogame terminals.

Specifically, it is a system for bypassing the congestion that plagues the Internet during peak hours, rendering even the most expensive streaming solutions (like RealNetworks and Microsoft's Windows Media System) inconsistent and unable to guarantee a level of service that will be competitive with traditional broadcasting technology.

moderngroove's caching system will store content on co-located servers at the largest Internet Service Providers in the 30 largest cities in North America. This will resolve the problem that currently obtains: the long distances content is required to travel, often routed in tortuous ways due to clogged fiberoptic lines and downed servers, will be eliminated by the caching of digital information in these locations because users will be only "one hop away" from the content. moderngroove's distributed caching system will thus make possible stereo-quality sound even over a 56k modem.

(xi) Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws that would effect is operations.

(xii) Employees

Based on the acquisition of moderngroove entertainment International, Inc, the Company will have a core of fifty (50) employees, eighty-five percent of whom are dedicated to product development.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 1685 W. 5th Ave., Vancouver, British Columbia, Canada V6J 1N5 with a U.S. based office at 1801
E. Tropicana, Suite 9, Las Vegas, NV 89119.  Web site: www.moderngroove.com.
 .

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, moderngroove entertainment, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 18, 2000, the company held its annual shareholders' meeting. At this meeting, the shareholders of the Company approved a company name change from Barrington Laboratories, Inc., to moderngroove entertainment, Inc. This name change reflects the board of directors' decision to expand the Company's business focus. The shareholders also approved an increase in the number of authorized common shares, from 20,000,000 to 200,000,000 having a par value of $0.001. The amended Articles to reflect the name change and increase in authorized shares were filed with the Nevada Secretary of State, on December 18, 2000. And, finally, the shareholder's ratified the appointment of the Company's Independent auditor.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

Until September 14, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol BRRT. At the Company's annual shareholder meeting, the shareholders approved a name change for the Company to moderngroove entertainment, Inc., and the Company subsequently changed its name and trading symbol to: MODG. A limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999               0.50             0.25


FISCAL 2000                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2000                 10.25             1.62
Quarter Ended June 30, 2000                   3.00             0.75
Quarter Ended September 30, 2000              1.74             0.37
Quarter ended December 31, 2000               2.25             0.47




Holders
-------

The approximate number of holders of record of common stock as of December 31, 2000 was 88.

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

Recent Sales of Unregistered Securities
---------------------------------------

The Company was issued a permit to sell securities to the public in the State of Nevada on February 9, 1999 pursuant to Nevada Revised Statues Chapter 90.490. This offering (hereinafter referred to as the "Offering") was made in reliance upon an exemption from the registration provisions of
Section 5 of the Securities Act of 1933 (the "Act"), as amended, pursuant to regulation D, Rule 504, of the Act. The Company sold seven hundred fifty thousand seven hundred (750,700) shares of the Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The Offering was closed February 28, 1999. The Company filed an original Form D with the Securities and Exchange Commission on or about March 12, 1999. On March 1, 1999, the Company had three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record.

On November 22, 2000, the Company issued 350,000 shares in exchange for services. The 350,000 shares issued in December, 2000 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $306,250.

On December 18, 2000, the Company entered into a Share Exchange agreement with moderngroove Entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of moderngroove entertainment International, Inc., were exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The current core business of moderngroove entertainment, Inc. is to develop entertainment titles for next-generation videogame consoles like the Sony PlayStation 2. These titles, sold in retail outlets, will include a net-accessing device that will steer consumers to an interactive music and television network being created by moderngroove.

Music product related to the company's pre-mixed offerings will be available on the network. The initial television offerings will provide customized sports and newscasts to consumers and special Pay-Per-View editions of popular television programs with whom moderngroove has developed agreements.

moderngroove's first packaged product, "moderngroove: Ministry of Sound Edition," will be released in May of 2001. It is a stand-alone product without the net-accessing feature. In September, a working beta of the interactive music and television network will be unveiled at a trade show in London, England. The first title with net-access will be released in November with another due the following March, in 2002. moderngroove anticipates that month-over-month profitability will occur once these latter titles have been released. However, there are no assurances nor guarantees that this will happen.

Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues until the Second Quarter in Year 2001. During calendar year ended December 31, 2000, the Company experienced net losses $310,763. The Company incurred general and administrative expenses, including consulting and professional fees of $306,230 shares of the Company's common stock to an unrelated third party for assistance in identifying business opportunities. This loss compares to a loss of $4,513 for 1999. The Company's overall loss from operations increased from ($14,951) to ($310,763), primarily due to the consulting fees identified above. The basic loss per share for the year ending December 31, 2000 is ($0.083) compared to ($0.004) per share in calendar year 1999. The Company does not have any material commitments for capital expenditures.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through December 31, 2000. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490 (hereinafter referred to as the "Offering"). This Offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act. On August 7, 1998, founding shareholders purchased three million (3,000,000) shares of the Company's authorized but unissued treasury stock for cash. Additionally, the Company sold seven hundred fifty thousand seven hundred (750,700) shares of Common Stock of the Company during the Offering to approximately sixty-seven (67) shareholders in the State of Nevada. The offering was closed February 28, 1999. As of December 31, 1999, the Company had three million seven hundred fifty thousand seven hundred (3,750,700) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately sixty-eight (68) shareholders of record, including the Company's founder.

On November 22, 2000, the Company issued 350,000 shares in exchange for services. The 350,000 shares issued in December, 2000 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $306,250.

On December 18, 2000, the Company entered into a Share Exchange agreement with moderngroove Entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of moderngroove International, Inc., were exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

ITEM 7.  FINANCIAL STATEMENTS.

Special Note
------------

The Company filed a Current Report the United Stated Securities and Exchange Commission on March 2, 2001 which provides audited financials for moderngroove Entertainment International, Inc. as of December 31, 2000 and December
31, 1999; and, Pro Forma Consolidated Financial Information reflects financial information which gives effect to the acquisition of the 20,000,000 outstanding common shares of moderngroove Entertainment International, Inc. ("moderngroove")in exchange for 26,000,000 shares of common stock of the Registrant. Since moderngroove entertainment did not effect the acquisition of moderngroove Entertainment International, Inc., until January, 2001, here follows the audited financials for moderngroove entertainment, Inc.


                            FINANCIAL STATEMENTS.

                      MODERNGROOVE ENTERTAINMENT, INC.

                       (A DEVELOPMENT STAGE COMPANY)

                           FINANCIAL STATEMENTS
                           --------------------
                            December 31, 1999
                            December 31, 2000

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

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors                                  January 17, 2001
moderngroove entertainment, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of moderngroove Entertainment, Inc. (A Development Stage Company), as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period August 6, 1998, (inception), to December 31, 2000. These financial statements are the responsibility of the Company 's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of moderngroove Entertainment (A Development Stage Company), as of December 31, 2000, and the results of its operations, stockholders' equity, and cash flows for the period August 6, 1998, (inception), to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
------------------------------
Barry L. Friedman
Certified Public Accountant

                           MODERNGROOVE ENTERTAINMENT, INC.
                           (A Development Stage Company)

ASSETS


                                 BALANCE SHEET
                                 -------------

                                   ASSETS
                                   ------
                                              December        December
                                              31, 2000        31, 1999

CURRENT ASSETS:
  CASH                                        $ 16,715        $ 26,744
                                              --------        --------
 TOTAL CURRENT ASSETS:                        $ 16,715        $ 26,744
                                              --------        ---------
OTHER ASSETS:

   Organization Costs (Net)                   $      0        $      0
   Research & Development (Note #8)             11,716           6,200
                                              --------        ---------
   TOTAL OTHER ASSETS:                        $ 11,716        $  6,200
                                              --------        ---------

TOTAL ASSETS                                  $ 28,431        $ 32,944
                                              ========        =========


        See accompanying notes to financial statements & audit report

                           MODERNGROOVE ENTERTAINMENT, Inc.
                            (A Development Stage Company)



LIABILITIES AND STOCKHOLDERS' EQUITY


                                 BALANCE SHEET
                                 -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                             December       December
                                             31, 2000       31, 1999
                                             --------       --------
CURRENT LIABILITIES
   Officers' Advances (Note #6)              $    360       $      360
                                             --------       ----------
 TOTAL CURRENT LIABILITIES:                  $    360       $      360

STOCKHOLDERS' EQUITY:  (Note #4)

   Preferred stock, $0.001 par value,
   Authorized 5,000,000 shares;
   Issued and outstanding at
   December 31, 1999 -  None                 $      0       $        0

   Common stock, $0.001 par value,
   Authorized 20,000,000 shares;
   Issued and outstanding at

   December 31, 1999
   3,750,700 shares                                            $  3,751

   December 31, 2000
   4,100,700                                    4,101

   Additional Paid-In Capital                  349,684           43,784

   Deficit accumulated during
   The development stage                      -325,714          -14,951
                                             ---------       ----------
TOTAL STOCKHOLDERS' EQUITY                   $  28,071       $   32,584
                                             ---------       ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                        $  28,431       $   32,944
                                             =========       ==========


        See accompanying notes to financial statements & audit report

                        MODERNGROOVE ENTERTAINMENT, INC.
                         (A Development Stage Company)


STATEMENT OF OPERATIONS

                             STATEMENT OF OPERATIONS
                            ------------------------

                              Jan. 1         Aug. 6,      Aug. 6, 1998
                              2000, to       1998, to     (Inception)
                              Dec. 31,       Dec. 31,     to Feb. 29,
                              2000           1999         2000

INCOME
   Revenue                    $       0       $       0      $       0


EXPENSES

General, Selling
and Administrative            $   4,513       $  14,591      $  19,104

Amortization                          0             360            360
Consulting and
    Professional Fees           306,250               0        306,250
                               --------        --------      ---------

     Total Expenses           $ 310,763       $  14,951      $ 325,714
                              ---------       ---------      ---------
   NET PROFIT/LOSS (-)        $-310,763       $ -14,951      $-325,714
                              =========       =========      =========

Net Profit/Loss(-)
Per weighted share
(Note #1)                     $  -.083          $  -.004     $  -.091
                              ========          ========     ========
Weighted average
Number of common
shares outstanding            3,750,700         3,449,688     3,587,180
                              =========         =========     =========



       See accompanying notes to financial statements & audit report

                             MODERNGROOVE ENTERTAINMENT, INC.
                              (A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    --------------------------------------------

                                                                 Deficit
                                                             accumulated
                           Common Stock          Additional       during
                           ------------          paid-in     development
                        Shares      Amount       capital           stage
                        ------      ------       ----------  ----------

August 6, 1998
issued for cash         3,000,000   $   3,000    $   7,000    $      0

Net loss,
August 6, 1998
(inception) to
December 31, 1998                                               -7,536
                    --------------------------------------------------
Balance,
Dec. 31, 1998           3,000,000   $   3,000    $   7,000      -7,536

Feb 28, 1999
issued from
sale of
public offering           750,700         751       36,784

Net loss,
January 1, to
December 31, 1999                                               -7,415
                       ------------------------------------------------

Balance,
December 31, 1999       3,750,700   $   3,751     $ 43,784   $ -14,951

Dec, 2000
issued for
services                  350,000         350      350,900    -306,250

Net loss,
January 1, to
December 31, 2000                                               -4,513
                       ================================================
Balance,
December 31, 2000       4,100,700   $   4,101     $349,684   $-325,714


       See accompanying notes to financial statements & audit report

                            MODERNGROOVE ENTERTAINMENT, INC.
                             (A Development Stage Company)

STATEMENT OF CASH FLOWS

                                 STATEMENT OF CASH FLOWS
                                 -----------------------


                                Jan. 1,       Aug. 6, 1998  Aug 6, 1998
                                2000, to      (Inception)   (Inception)
                                Dec. 31,      to Dec. 31,   to Dec. 31,
                                2000          1999          2000
Cash Flows from
Operating Activities

   Net Loss                    $-310,763      $ -14,951     $-325,714

   Adjustment to
   reconcile net loss
   to net cash provided
   by Operating
   Activities:

   Amortization                                    +360          +360
   Stock issued for services     306,250                      306,250

Changes in assets and
Liabilities:

   Research & Development         -5,516         -6,200      - 11,716

   Organization Costs                  0           -360          -360

   Officers' Advances                  0           +360          +360
                                --------      ---------      --------
Net cash used in
Operating activities:           $-10,029      $-20,791       $-30,820

Cash Flows from
Investing Activities                   0             0              0

Cash Flows from
Financing Activities:

   Issuance of Common
   Stock for cash                      0        +47,535       +47,535
                                -------------------------------------
Net Increase (decrease)         $+10,029       $+26,744       +16,715

Cash,
Beginning of period:            $ 26,744             0              0
                               --------------------------------------
Cash, End of Period:            $ 16,715      $ 26,744       $ 16,715


Supplemental Disclosure of Non-Cash Operating and Financing Activities:

During the year ended December 31, 2000, the Company issued 350,000 shares in exchange for services. The 350,000 shares issued in November, 2000 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $306,250.


       See accompanying notes to financial statements & audit report

                         MODERNGROOVE ENTERTAINMENT, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                   December 31, 2000, and December 31, 1999


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 6, 1998, under the laws of the State of Nevada, as BARRINGTON LABORATORIES, INC. On December 18, 2000, the Company amended its Articles of Incorporation to rename the Company, MODERNGROOVE ENTERTAINMENT, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.


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

Cash and equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or December 31, 2000.

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

                         MODERNGROOVE ENTERTAINMENT, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                   December 31, 2000, and December 31, 1999


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

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

Year End
--------

The Company has selected December 31st as its year-end.

Year 2000 Disclosure
--------------------

The Y2K issued had no effect on this Company.


NOTE #3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2000. The Company's total deferred tax asset as of December 31, 2000, is as follows:

Net operation loss carry-forward                $   325,714
Valuation allowance                             $   325,714

Net deferred tax asset                          $        0

                         MODERNGROOVE ENTERTAINMENT, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                   December 31, 2000, and December 31, 1999



NOTE #3 - INCOME TAXES (CONTINUED)

The federal net operating loss carry forward will expire between 2018 and 2019.

This carry-forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE #4 - STOCKHOLDERS' EQUITY

Common Stock
------------

The authorized common stock of MODERNGROOVE ENTERTAINMENT, INC. consists of 200,000,000 shares, with a par value of $0.001 per share.

Preferred Stock
---------------

The authorized preferred stock of MODERNGROOVE ENTERTAINMENT, INC. consists of 5,000,000 shares, with a par value of $0.001 per share.


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

On November 22, 2000, the Company issued 350,000 shares in exchange for services. The 350,000 shares issued in December, 2000 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $306,250.


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

                         MODERNGROOVE ENTERTAINMENT, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                   December 31, 2000, and December 31, 1999



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

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pursuant to Section 31(a)(1) the Investment Company Act of 1940 "Accountants and Auditors," due to the death of the Company's auditor, the Company's board of directors held a special meeting and voted to replace its auditor, until the Company's new auditor can be ratified by the majority of the Company's shareholders. The Company filed a Current Report with the SEC on March 7, to Change Auditors for the coming fiscal year.

Barry L. Friedman, CPA, was the Company's original auditor, and has been the Company's auditor since the Company was founded on August 6, 1998 through December 31, 2000. Mr. Friedman died on January 27, 2001.

In connection with its audit for the most recent fiscal years and through December 31, 2000, there has been no disagreements with Barry L. Friedman, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry L. Friedman, CPA would have caused him to make reference thereto in his report on the financial statements for such years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of moderngroove entertainment, Inc.:


Name                   Age                       Title
John Stroppa           32                        President/CEO
Steven Zur             37                        Chief Information Officer
Adrian Crook           25                        Executive Producer
Justin Halowaty        25                        Director/Controller


Duties, Responsibilities and Experience:

John Stroppa, President/CEO

John Stroppa, born in Seattle, WA, in 1968 and moved to Vancouver, B.C. with his Canadian parents in 1970.

1992-1993 - Gold Merchant Management, currency trader
1993-1994 - Xerox Canada, Sales
1995-1996 - Axion Internet, Inc., Canada, sales coordination
1997-1998 - Hitmen-Pioneer Studio at Electronic Arts (Canada), Inc.,
            Assistant Producer
1998-1999 - Radical Entertainment Limited, Project Manager, Producer, Director
            of Business Development. Radical Entertainment Limited is the largest privately owned developers of interactive entertainment titles and 3D graphics software
1999- Pres. -  Founder/President, of moderngroove entertainment, Inc.

In 1990, he received his Bachelor of Arts in Economics from University of Waterloo, and, in 1992, he received his Master of Arts in Economics from Queen's University at Kingston.


Steven Zur, Chief Information Officer (CIO)

Steven Zur is a former Director of the Internet Sports Network, a provider of enhanced content, applications and support service for commercial portal sites. Mr. Zur is a technological innovator who developed, implemented and managed ticket processing for the 1988 Winter Olympics and developed all technical aspects of delivering online gaming pools for the Internet Sports Network. Mr. Zur's technical expertise and innovation are complimented by his experience integrating UNIX, Macintoshes and PCs into unified networks, as well as the critical role he played in integrating Ticketmaster's operations
across Canada.   Education: BSc; Zoology, University of Alberta.

Adrian Crook, Executive Producer

Adrian Crook is a former Producer from Electronic Arts, the world's largest independent developer, publisher and distributor of videogame products for personal computers and videogame consoles. Mr. Crook has a proven ability to conceive and produce world-class entertainment. Mr. Crook capped off his five-year tenure at Electronic Arts with the production of Sled Storm, a snowmobile racing game for the Sony PlayStation that marked Electronic Arts Canada's first wholly original, unlicensed, internally developed project. Conceived and produced by Mr. Crook, Sled Storm was completed in less than one year and has gone on to sell more than 1,000,000 units (over $30 million) since its launch in August of 1999.

Justin Halowaty, Director, Controller

Mr. Halowaty is currently the controller of moderngroove entertainment, Inc. Prior to this he was the controller of Coast Mountain Hardwoods, Inc., a hardwood mill, with 1999 gross revenue of $40 million up over 30% from 1998. The company was recently acquired by Northwest Hardwoods, Inc. a Weyerhaeuser business. Mr. Halowaty has a Bachelor of commerce from the University of British Columbia and received his professional accounting designation (CMA) in November 1999.

DIRECTOR COMPENSATION

Directors shall receive no cash compensation for their services to Mercado as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. moderngroove entertainment does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of moderngroove entertainment, Inc.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, the sole Company officer/director did not receive any compensation during the fiscal year ended December 31, 2000.

                           Summary Compensation Table


               Name and Principal Position -- Annual Compensation
               ---------------------------    --------------------

                                                             Number of Shares
                                                             Underlying
    Name         Position                   Salary   Bonus   Options (#)
    ----         --------                   -------- ----------------------
John Stroppa     President                  None     None    None
Steven Zur       Chief Information Officer  $48,000  None    None
Adrian Crook     Executive Producer         $48,000  None    None




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2000, by each person known by the Company to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


                                                  Amount
Title         Name and Address                    of shares      Percent
of            of Beneficial                       held by        of
Class         Owner of Shares     Position        Owner          Class
----------------------------------------------------------------------------

Common       T. J. Jesky (1)     Former CEO/CFO  3,000,000      73.2%
Common       Arthur Skagen       Stockholder       350,000       8.5%
----------------------------------------------------------------------
TOTALS:                                          3,350,000      81.7%

Common      All Executive Officers and
            Directors as a Group (1 person)      3,000,000      73.2%


The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock after the Company issues 26,000,000 restricted common shares to acquire the assets of moderngroove entertainment International, Inc. in January 2001, by each person known by moderngroove to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


                                      Amount of Common     Percent of
                                            Stock         Common Stock
                                        Beneficially      Beneficially
Name (1)                                  Owned             Owned (2)
----------------------------------------------------------------------
John Stroppa - President/CEO             8,686,000           28.9
Willow Trust                             3,126,903           10.4
T. J. Jesky - former Director/Officer    3,000,000            9.9
moderngroove entertainment, Inc.
    Employee Stock Fund                  2,685,000            9.0
Adrian Crook, Executive Producer         1,600,000            5.3
Steven Zur, Chief Information Officer    1,600,000            5.3
Lafoten Capital Corporation              1,580,000            5.2
Justin Halowaty - Director                 450,000            1.5
                                        ----------           ----
TOTALS:                                 22,727,903           75.5

All Executive Officers and
   Directors as a Group (4 persons)     12,336,000           40.9%


(1) Names and Addresses:

John Stroppa, 303-280 Nelson Street, Vancouver, B.C.
Willow Trust, 1 Pier Steps St., Peter Port, Guernsey, UK
T. J. Jesky, 1801 E. Tropicana, Suite 9, Las Vegas, NV  89119
moderngroove entertainment, Inc., 1685 West 5th Avenue, Vancouver, B.C. Adrian Crook, 2302, 1008 Cambie Street, Vancouver, B.C.
Steven Zur, 507, 610 Jervis Street, Vancouver, B.C.
Lafoten Capital Corporation, 300, 15127 - 100th Avenue, Surrey, B.C. Justin Halowaty, 3281 W. 21st Avenue, Vancouver, B.C.

(2) Based upon 30,100,700 outstanding shares of common stock (subsequent to the share exchange agreement).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Barry Friedman, Certified Public Accountant, to perform audited financials for the Company. Mr. Friedman owned no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

Mr. Barry Friedman died on January 27, 2001. On March 7, 2001, the Company filed a Current Report, that through a Board Resolution, the Company hired the professional services of G. Brad Beckstead, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company.

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

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate (2)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from Barry L. Friedman, CPA (1)
   23.2  Letter of Consent from Barry L. Friedman, CPA (3)

 (27)    FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule

(29)     ADDITIONAL EXHIBITS -- State Registration Statements

  29.1   Agent of the Issuer Registration(1)

  29.2   Notice of Effectiveness(1)


----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on May 14, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to our annual report on Form 10KSB, which was filed on March 8, 2000, and incorporated herein by reference.

(3)  Filed herewith.


(b)  REPORTS ON FORM 8-K

moderngroove filed one Current Report during the fiscal year ended December 31, 2000, dated December 19, 2000, on Form 8-K containing information pursuant to
Item 5 ("Other Materially Important Events"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements and Exhibits") entitled "Share Exchange Agreement."

Subsequently, moderngroove filed two additional Current Reports, the first was dated March 2, 2001, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements") entitled "moderngroove entertainment International, Inc. Audited Consolidated Financial Statements and Unaudited Pro Forma Consolidated Financial Information."

The next Current Report was filed on March 7, 2001, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2001              moderngroove entertainment, Inc.
                                     --------------------------------
                                               Registrant

                                     By:  /s/ John Stroppa
                                          -----------------------
                                          John Stroppa
                                          President, Chief Executive Officer



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2001              moderngroove entertainment, Inc.
                                     --------------------------------
                                               Registrant


                                     By:  /s/ Justin Halowaty
                                          -----------------------
                                          Justin Halowaty
                                          Director