Form 10KSB/A
period 2000-12-31
MODERNGROOVE ENTERTAINMENT INC
filed 2001-04-10
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO 1 TO FORM 10-KSB

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

On December 18, 2000, the Company's shareholders approved and the board of directors announced the Company entered into a Share Exchange agreement with moderngroove entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of moderngroove entertainment International, Inc., will be exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

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

Furthermore, moderngroove is now developing a distributed caching system that bypasses the overcrowded Internet to deliver content without interruption even at peak hours, a necessary precondition for the establishment of any successful web broadcasting enterprise. Based on a system of proprietary media servers in key markets across the United States, Canada, and Europe, the technology that has been created and is currently being tested and refined is potentially a highly lucrative enterprise in and of itself as a business-to-business service provider. (SEE (x) Research and Development Activities.)

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

GROWTH

1999 saw the fourth consecutive year of double-digit growth for the industry, and an increase of more than 100% since 1996. In 1999, unit sales were up 19% over 1998 levels. 215 million games were sold in the U.S. in 1999, about two for every household in America. On a dollar basis, U.S. entertainment software sales topped $6.1 billion (USD) in 1999, an increase of 11 percent from 1998 levels. Another $880 million came from game rentals in 1999. The computer and video games industry is the fastest growing segment of the U.S. entertainment industry.

Twenty-two percent (22%) of the U.S. population plans to buy a new gaming console such as the Sony PlayStation 2, Nintendo GAMECUBE or Microsoft Xbox. Videogame hardware and software sales are forecast to grow 20% in 2001, to $US8.2 billion, and another 19% in 2002, according to Edward Williams, an interactive-entertainment analyst at Gerard Klauer Mattison.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 18, 2000, the company held its annual shareholders' meeting. At this meeting, the shareholders of the Company approved a company name change from Barrington Laboratories, Inc., to moderngroove entertainment, Inc. This name change reflects the board of directors' decision to expand the Company's business focus. The shareholders also approved an increase in the number of authorized common shares, from 20,000,000 to 200,000,000 having a par value of $0.001. The amended Articles to reflect the name change and increase in authorized shares were filed with the Nevada Secretary of State, on December 18, 2000. The shareholders also approved the Share Exchange Agreement for Modern Groove Entertainment International, Inc. This Share Exchange Agreement was filed with a Current Report with the SEC on December 19, 2000. And, finally, the shareholder's ratified the appointment of the Company's Independent auditor.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of moderngroove entertainment, Inc.


Name                   Age                       Title
John Stroppa           33                        President/CEO/Director
Steven Zur             37                        Corporate Secretary, Chief
                                                 Information Officer/Director
Adrian Crook           25                        Executive Producer
Justin Halowaty        25                        Controller/Director


Duties, Responsibilities and Experience:

John Stroppa, President/CEO/Chairman of the Board

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


Steven Zur, Corporate Secretary and Chief Information Officer (CIO)/ Director

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

Justin Halowaty, Controller, Director

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


                                                  Amount
Title         Name and Address                    of shares      Percent
of            of Beneficial                       held by        of
Class         Owner of Shares     Position        Owner          Class
----------------------------------------------------------------------------

Common       T. J. Jesky (1)     Former CEO/CFO  3,000,000      73.2%
Common       Arthur Skagen (2)   Stockholder       350,000       8.5%
----------------------------------------------------------------------
TOTALS:                                          3,350,000      81.7%

All Executive Officers and
   Directors as a Group (1 person)               3,000,000      73.2%

(1)  T. J. Jesky, 1801 E. Tropicana, Suite 9, Las Vegas, NV.
(2)  Arthur W. Skagen, 15127 - 100th Avenue, Surrey, B.C., Canada


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

                                      Amount of Common     Percent of
                                            Stock         Common Stock
                                        Beneficially      Beneficially
Name (1)                                  Owned             Owned (2)
----------------------------------------------------------------------
John Stroppa - President/CEO/Director (2)  8,686,000           28.9
Keith Laker (3)                            3,126,903           10.4
Moderngroove Entertainment, Inc.
    Employee Stock Fund (4)                2,685,000            9.0
Arthur W. Skagen (5)                       2,445,000            8.1
Adrian Crook, Executive Producer (6)       1,600,000            5.3
Steven Zur, CIO / Director (7)             1,600,000            5.3
Bill Macklem, Stockholder (8)              1,500,000            4.9
Skagen-Danielson Family Trust (9)          1,000,000            3.3
Justin Halowaty - Director (10)              450,000            1.5
T. J. Jesky, Former Officer (11)           3,000,000            9.9
                                          ----------           ----
TOTALS:                                   26,092,903           86.6

All Executive Officers and
   Directors as a Group (4 persons)       12,336,000           40.9%


(1) The percentages listed in this column are based upon 30,100,700 outstanding shares of common stock, which will be the number of outstanding shares of Common Stock as of the Effective Date.
(2)  John Stroppa, 303-280 Nelson Street, Vancouver, B.C.
(3)  The 2,685,000 shares of Common Stock beneficially owned by Willow
     Trust, 1 Pier Steps St., Peter Port, Guernsey, UK, are controlled by Keith Laker.
(4)  Moderngroove Entertainment, Inc., 1685 West 5th Avenue, Vancouver, B.C.
(5) Arthur W. Skagen, 15127 - 100th Avenue, Surrey, B.C. This includes the 1,500,000 shares of Common Stock beneficially owned by Lafoten Capital Corporation, which is controlled by Mr. Skagen, and also includes 500,000 shares of Common Stock beneficially owned by Cashcom Services, Inc., which is controlled by Mr. Skagen.
(6)  Adrian Crook, 2302, 1008 Cambie Street, Vancouver, B.C.
(7)  Steven Zur, 507, 610 Jervis Street, Vancouver, B.C.
(8) Mr. Bill Macklem, 100-5000 Bridge Street, Delta, B.C., Canada. This includes 1,500,000 shares of Common Stock beneficially owned by Visions West, Ltd.
(9) Skagen-Danielson Family Trust, 15007-75th Avenue, Surrey, B.C., Canada. Mr. Art Skagen disclaims beneficial ownership of any shares of Common Stock owned by Skagen-Danielson Family Trust.
(10) Justin Halowaty, 3281 W. 21st Avenue, Vancouver, B.C.
(11) T. J. Jesky, 1801 E. Tropicana, Suite 9, Las Vegas, NV. Mr. Jesky, former Officer/Director of the Company owned 3,000,000 common shares prior to the Share Exchange Agreement and did not receive any additional shares subsequent to the Share Exchange Agreement.

Note: The first nine names on the above chart, (reference number 2 through 10) represent the individuals/entities who were issued 23,092,903 common shares out of the 26,000,000 common shares subsequent to the Share Exchange Agreement. The remaining 2,907,097 restricted Common Shares (i.e. 26,000,000 minus 23,092,903), where issued on a pro-rata basis to the remaining 60 shareholders of Modern Groove Entertainment International, Inc.


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

  3.3    Amendment to Articles of Incorporation Filed December 18, 2000(3)

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

Date:    April 8, 2001              moderngroove entertainment, Inc.
                                     --------------------------------
                                               Registrant

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

Date:    April 9, 2001               moderngroove entertainment, Inc.
                                     --------------------------------
                                               Registrant


                                     By:  /s/ Steven Zur
                                          -----------------------
                                          Steven Zur
                                          Corporate Secretary