Form 10QSB
period 2001-03-31
MODERNGROOVE ENTERTAINMENT INC
filed 2001-05-22
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001
------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
------------------------------------------------------------------------------

                         Commission File Number: 0-26073
------------------------------------------------------------------------------

                         MODERNGROOVE ENTERTAINMENT, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           86-0881193
-------------------------------                     ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                             1801 E. Tropicana, Suite 9
                                Las Vegas, NV  89119
------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                  (604) 742-2000
------------------------------------------------------------------------------
                           (Issuer's telephone number)
------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 30,300,700 issued and outstanding as of March 31, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

Copies of Communications Sent to:

                             Thomas C. Cook, Esq.
                     Thomas C. Cook and Associates, Ltd.
                      3110 S. Valley View, Suite 106
                            Las Vegas, NV  89102
                   Tel: (702) 876-5941 - Fax: (702) 876-8865

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements...............................     3
          Independent Auditor's Report.......................     4
          Balance Sheet (unaudited)............................   5
          Consolidated Statements of Operations(unaudited)......  6
          Consolidated Statements of Cash Flows (unaudited).....  7
          Summary of Significant Accounting Policies............8-11
          Notes to Consolidated Financial Statements...........12-16

Item 2.  Management's Discussion and Analysis of Plan
         of Operation..........................................  17

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  21

Item 2.   Changes in Securities and Use of Proceeds............  21

Item 3.   Defaults upon Senior Securities......................  21

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  21

Item 5.   Other Information..................................... 21

Item 6.   Exhibits and Reports on Form 8-K...................... 22

Signatures...................................................... 23


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Moderngroove Entertainment, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Moderngroove Entertainment, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period August 6, 1998 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period August 6, 1998 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Another firm has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Moderngroove Entertainment, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in their report dated January 24, 2001, they expressed an unqualified opinion on those financial statements.


May 21, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                    Moderngroove Entertainment, Inc.
                 [formerly Barrington Laboratories, Inc.]
                    (a Development Stage Company)
                     Consolidated Balance Sheet
                       (Expressed in US Dollars)

                            Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           March 31,        December 31,
                                             2001              2000
                                           -----------     ------------
Assets
Current assets:
   Cash and equivalents                    $         -      $   18,923
   Cash in trust                                     -         100,155
   Receivables                                   7,143           9,109
   Prepaid expenses                            116,195           8,623
                                           -----------      ----------
   Total current assets                        123,338         136,810
                                            -----------      ---------
Property and equipment, net                    374,592         404,420
Software development costs, net                533,937         238,725
                                           -----------      ----------
Total Assets                               $ 1,031,868      $  779,955
                                           ===========      ==========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Bank overdraft                           $     3,160      $   49,939
  Line of credit                               314,475          83,463
  Loan payable-related party                   266,385               -
  Accounts payable                             289,874         228,117
  Accrued liabilities                          236,480          19,196
                                           -----------      ----------
    Total current liabilities                1,110,375         380,715
                                           -----------      ----------
Commitments                                          -               -
                                           -----------      ----------

Stockholders' Equity:
  Common stock, $0.001 par value,
   200,000,000 shares authorized,
   30,300,700 shares issued
   and outstanding                              30,301          29,751

Additional paid-in capital                   2,188,521       2,134,071
Stock subscriptions receivable                (120,000)       (120,000)
Deficit accumulated during
   development stage                        (2,173,531)     (1,641,713)
Accumulated other comprehensive
   income - foreign exchange
   translation losses                           (3,798)         (2,869)
                                           -----------      -----------
Total stockholders' equity                     (78,507)        399,240
                                           -----------      ----------
Total Liabilities and Stockholders' Equity $ 1,031,868      $  779,955
                                           ===========      ==========


The accompanying notes are an integral part of these financial statements.

                    Moderngroove Entertainment, Inc.
                 [formerly Barrington Laboratories, Inc.]
                    (a Development Stage Company)

                    Consolidated Statements of Operations
           for the three months ending March 31, 2001 and 2000
      and for the period August 6, 1998 (Inception) to March 31, 2001
                         (Expressed in US Dollars)


CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (unaudited)          (unaudited)
                                       Three Months Ending   August 6, 1998
                                             March 31,       (Inception) to
                                      --------------------      March 31,
                                       2001          2000          2001
                                      ---------    ---------   ------------
                                                               (cumulative)
Revenue                               $      -      $      -     $        -
                                      ---------     ---------    ----------
Cost of services and
operating expenses:
  Advertising and promotion             10,932         1,966         46,277
  Contractor fees                       48,639         6,198        106,008
  Depreciation and amortization         42,264             -        219,473
  Research and development              40,533             -        376,136
  General and administrative           379,544        83,276      1,722,330
                                      ---------     ---------    ----------
Total expenses                         521,913        91,276      2,470,225
                                      ---------     ---------     ----------

Other income (expenses):
  Interest expense                      (9,554)            -         (9,554)
                                       --------     --------    -----------
                                        (9,554)            -         (9,554)
                                       --------     --------    -----------
Net (loss)                           $(531,467)     $(91,440)   $(2,479,779)
                                     ==========     =========   ============
Weighted average
number of
common shares
outstanding                          30,290,144     3,258,574    6,619,286
                                     ==========     =========   ============

Net loss per share                   $   (0.02)   $   (0.03)   $   (0.37)
                                     ==========     =========   ============


The accompanying notes are an integral part of these financial statements.

                    Moderngroove Entertainment, Inc.
                 [formerly Barrington Laboratories, Inc.]
                    (a Development Stage Company)

                 Consolidated Statements of Cash Flows
           for the three months ending March 31, 2001 and 2000
      and for the period August 6, 1998 (Inception) to March 31, 2001
                         (Expressed in US Dollars)


CONSOLIDATED STATEMENT OF CASH FLOWS

                                          (unaudited)          (unaudited)
                                       Three Months Ending   August 6, 1998
                                             March 31,       (Inception) to
                                      --------------------      March 31,
                                       2001          2000          2001
                                      ---------    ---------   ------------
Net loss                              $  (531,467)  $  (91,440)  $(2,479,779)
Depreciation and amortization              42,264            -       219,473
Shares issued for consulting services      55,000            -       361,250
Adjustments to reconcile net
(loss) to net cash (used)
by operating activities:
(Increase) decrease in receivables          1,966         4,302      (7,143)
(Increase) decrease in prepaid expenses  (107,572)       22,748    (116,195)
Increase (decrease) in accounts payable    61,757       (45,410)    289,874
Increase (decrease) in
   other accrued liabilities              217,284        (2,920)    236,480
                                         --------     ---------   ----------
Net cash (used) by
   operating activities                  (260,768)     (112,719) (1,496,040)
                                         ---------    ---------  -----------
Cash flows from investing activities

Purchase of fixed assets                  (12,436)            -    (594,065)
Software development costs               (295,212)            -    (533,939)
                                         --------     ---------   ----------
Net cash used
by investing activities                  (307,648)            -  (1,128,004)
                                         --------     ---------  -----------
Cash flows from financing activities
Issuance of common stock                        -       288,876   2,044,173
Cash in trust                             100,155             -           -
Bank overdraft                            (46,779)       19,271       3,160
Line of credit                            231,012      (179,062)    314,475
Loan payable-related party                266,385             -     266,385
                                         --------     ---------   ---------
Net cash provided by
   financing activities                   550,773       129,085   2,628,193
                                         --------     ---------   ---------
Net (decrease) increase in cash           (17,642)       16,366       4,150
Foreign exchange effect on cash            (1,281)            -      (4,150)
Cash - beginning                           18,923         4,888           -
                                         --------     ---------   ---------
Cash - ending                            $      -      $ 21,254   $       -
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash transactions:
  Number of shares issued for
  consulting services                     550,000             -     900,000
                                         ========      ========   =========


-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Summary of Significant Accounting Policies

March 31, 2001
-------------------------------------------------------------------------

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, Moderngroove Entertainment, Inc. All significant inter-company balances and transactions have been eliminated on consolidation. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

The Company has selected December 31 as its fiscal year end.

Foreign Currency Translation

The Company's functional currency is the Canadian dollar as all operations to date have been conducted through the Company's Canadian subsidiary.
These consolidated financial statements are stated in US dollars as the Company was incorporated in the United States and for comparison purposes with other industry competitors registered with the Securities and Exchange Commission ("SEC") in the United States. Assets and liabilities denominated in Canadian dollars are translated to US dollars using the exchange rate in effect at the period end date. Revenue and expenses are translated to US dollars using the average rate of exchange for the respective period. Gains and losses on exchange are recorded as comprehensive income (loss) and are reported separately in Stockholders' Equity.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

The Company's financial assets and liabilities consist of cash, cash in trust, receivables, bank overdraft, accounts payable, accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short term or demand nature of these assets and liabilities.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation based on the estimated useful life of the asset is calculated at the following rates:

      Computer equipment       -- 30% diminishing-balance basis
      Computer software        -- 50% diminishing-balance basis
      Office equipment         -- 20% diminishing-balance basis
      Audio and sound Equipment-- 20% diminishing-balance basis

Leasehold improvements are depreciated over the remaining term of the underlying premises lease which approximates its estimated useful life.

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Summary of Significant Accounting Policies

March 31, 2001
-------------------------------------------------------------------------

Property and Equipment - Continued

Direct costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage are capitalized and will be amortized over the estimated useful life of 3 years once development is complete.

Software Development Costs

In accordance with SFAS No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" software development costs are expensed as incurred until technological feasibility in the form of a working model has been established. Deferred software development costs will be amortized over the estimated economic life of the software once the product is available for general release to customers. Annual amortization, thereafter, will be the greater of the amount computed using (a) the ratio of current revenues to current and anticipated gross revenues for the product and (b) the straight-line method over the product's economic life.

Impairment of Long-Lived Assets

On a quarterly basis, the Company evaluates the future recoverability of its property and equipment and deferred software development costs in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of longg-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during the periods presented in these financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. The assets which required management to make significant estimates and assumptions in determining carrying values included property and equipment and deferred software and website development costs.

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Summary of Significant Accounting Policies

March 31, 2001
-------------------------------------------------------------------------

Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings
Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

For the period from September 20, 1999 (date of inception) to March 31, 2001 there were no common equivalent shares granted or outstanding.

Advertising

The Company follows the provisions of Statement of Position 93-7 in accounting for the costs of advertising. Advertising costs are charged to expense in the period incurred.

Revenue Recognition

The Company has not recognized revenues to date from the sale of software products. Revenue is derived from software sold indirectly through distributors and solution providers and directly to end-users. The Company will follow the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9.
These statements set forth generally accepted accounting principles for revenue recognized under software license and service arrangements.
Revenue from the sale of hardware and software will be recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. Direct sales to end-users are expected to be evidenced by concurrent payment for the product via credit card and are governed by a license agreement. For licensing of the Company's software to OEMs and other resellers, revenue will not be recognized until the OEM sells the software to an end-user customer. For licensing of software through indirect sales channels, revenue will be recognized when the reseller, value-added reseller or distributor sells the software to an end-user customer. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be considered fixed or determinable. If collectibility is not considered probable,
revenue will be recognized when the fee is collected.   Product returns will
be reserved for in accordance with SFAS 48. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is created, such returns will be estimated using historical return rates.

In the future, the Company may offer software arrangements to its customers whereby the software license would include the rights to related products such as upgrades and technical support. In such arrangements, the Company will allocate the total cost of the arrangement among each deliverable based upon the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

Freight charges billed to customers will be included in sales while the associated freight costs will be included in cost of sales.

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Summary of Significant Accounting Policies

March 31, 2001
-------------------------------------------------------------------------


New Accounting Pronouncement

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 required companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

-----------------------------------------------------------------------------

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Notes to Consolidated Financial Statements
                                                (Expressed in US Dollars)

March 31, 2001
-------------------------------------------------------------------------
1.  Nature of Business and Continuing Operations

The Company was organized on August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, the Company amended its Articles of Incorporation to rename the Company Moderngroove Entertainment, Inc.

The Company currently has no revenues and, in accordance with SFAS #7, is considered a development stage company.

In January 2001, the Company's stockholders completed a share exchange agreement with Modern Groove Entertainment International, Inc. ("MGEI", Note 9), a British Columbia company. The Company carries on operations through its wholly-owned British Columbia subsidiary, Moderngroove Entertainment, Inc. The Company is developing an interactive music and television network that consumers will access through next-generation videogame consoles.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has not recognized revenue to date and has accumulated combined operating losses of approximately $2.1 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3,000,000 within the upcoming year. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

---------------------------------------------------------------------

2.  Loans Payable

The 2000 operating loan was due on demand and bears interest at the bank's prime rate plus 2%, calculated and payable monthly. It was secured by a general security agreement covering all assets and a CDN $150,000 ($100,155) term deposit in trust. On January 6, 2001, the operating loan was repaid in full out of proceeds of the term deposit.

A $314,475 operating line of credit was secured with the Canadian
Imperial Bank of Commerce. The note is renewable in one-year increments at prime plus 3.0% with interest only payments of approximately $4,000 per month for the first year.

------------------------------------------------------------------------

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Notes to Consolidated Financial Statements
                                                (Expressed in US Dollars)

March 31, 2001
-------------------------------------------------------------------------

3.  Property and Equipment

                             March 31, 2001        December 31, 2000

                                       Accumulated)    Accumulated)
                              Cost    Depreciation   Cost Depreciation

Computer equipment       $ 336,126   $ 	125,632  $326,370 $ 101,482
Leasehold improvements      75,901      33,061    75,307    26,799
Computer software           73,592      45,744    72,560    36,816
Office equipment            33,303       8,159    32,249     6,554
Audio and sound equipment   26,697       6,877    26,697     5,558
Website development costs   48,446           -    48,446         -
                           -------------------------------------------
                           594,065     219,473   581,629   177,209
                          --------------------------------------------

Net book value                       $ 374,592           $ 404,420
                                     ---------------------------------

----------------------------------------------------------------------
4.  Software Development Costs

                                       March 31, 2001   December 31, 2000
                                       --------------   -----------------
Salaries and employee benefits         $    295,212       $      209,667
Consulting fees                                   -               29,060
                                       ---------------------------------
                                       $    295,212              238,727

------------------------------------------------------------------------
5.  Stockholders' Equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock pursuant to the laws of the State of Nevada.

On August 7, 1998, the Company issued 3,000,000 shares of its $0.001 par value common stock to a director for cash of $10,000.

On February 28, 1999, the Company issued 750,700 shares of its $0.001 par value common stock, at $0.05 per share, pursuant to a Rule 504, Regulation D of the Securities and Exchange Commission Act of 1933 offering, for total cash of $37,535.

On November 22, 2000, the Company issued 350,000 shares of its $0.001 par value common stock in exchange for services valued at $306,250. The 350,000 shares were issued in connection with a Form S-8 filed with the Securities and Exchange Commission.

On January 2, 2001, the Company issued 26 million shares of its $0.001 par value common stock pursuant to a "reverse-merger" agreement with Modern Groove Entertainment International, Inc.
(Note 9).

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Notes to Consolidated Financial Statements
                                                (Expressed in US Dollars)

March 31, 2001
-------------------------------------------------------------------------
5.    Stockholders' Equity - Continued

On March 1, 2001, Company issued 550,000 shares of its $0.001 par value common stock for consulting services valued at $55,000.

-------------------------------------------------------------------------
6.  Commitments

The Company has an operating lease for its premises at approximately $5,700 per month, expiring in December 2002. The minimum annual lease payments in connection with this lease are as follows:

                          2001   $68,500
                          2002   $68,500

------------------------------------------------------------------------
7.  Research and Development

The Company expensed the following software research and development costs during the period:

                                                     Period from
                                                September 20, 1999
                                 Three months  (date of inception)
                                 ended March 31    to December 31
                                         2001               2000

Salaries and employee benefits    $    40,533  $        231,486
Consulting fees                             -            84,784
                                  -----------------------------

                                  $    40,533  $        316,270
                                  =============================

-----------------------------------------------------------------------
8.  Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
No. 109"), which requires use of the liability method.   SFAS No.
109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Notes to Consolidated Financial Statements
                                                (Expressed in US Dollars)

March 31, 2001
-------------------------------------------------------------------------

8. Income Taxes - Continued

The tax effects of the temporary differences that give rise to the Company's deferred tax assets are as follows:

                                                 2000              1999
                                           ----------------------------

Tax loss carryforwards                     $  508,000         $  42,000
Property and equipment                         81,000             4,000
Deferred research and development             152,000             9,000
Valuation allowance                          (741,000)          (55,000)
                                           -----------------------------
                                           $                  $
                                           =============================

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes as follows:

                                                            Period from
                                                     September 20, 1999
                                        Year ended          (inception)
                                        December 31,    to December 31,
                                               2000                1999
                                        ------------    ---------------
(Benefit) at the federal statutory rate  $ (559,000)    $   (41,000)
Effect of difference in Canadian
    tax rates                              (190,000)        (14,000)
Stock compensation and other
    Permanent differences                    63,000               -
Increase in valuation allowance          $  686,000         (55,000)
                                         ---------------------------
                                         $        -     $         -
                                         ===========================

At December 31, 2000, the Company has operating losses carried forward for income tax purposes in Canada of approximately $1,110,000 which may be applied to reduce future years' taxable income. The losses expire as follows:

                         2006 -- $    90,000
                         2007 -- $ 1,020,000
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                                         Moderngroove Entertainment, Inc.
                                 [formerly Barrington Laboratories, Inc.]
                                            (a development stage company)
                               Notes to Consolidated Financial Statements
                                                (Expressed in US Dollars)

March 31, 2001
-------------------------------------------------------------------------

9.   Reverse Acquisition with Modern Groove Entertainment International,
     Inc (MGEI).

On December 18, 2000, the Company entered into an agreement with MGEI whereby the Company acquired all of the issued and outstanding common stock of MGEI in exchange for 26 million voting shares of the Company's $0.001 par value common stock. The acquisition closed and the shares were exchanged on January 2, 2001. The acquisition will be accounted for in subsequent fiscal periods using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MGEI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity will be accounted for as a recapitalization of the Company.

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 20, 1999 (date of inception) is as follows:

                                                     Period from
                                               September 20, 1999
                              Year Ended      (date of inception)
                              December 31       to December 31
                                2000                1999
                              -------------------------------------
Revenue                        $          -         $         -
Net loss for the period          (1,658,654)           (119,265)
Loss per share                 $      (0.06)        $     (0.01)

The continuing company has retained December 31 as its fiscal year end. Concurrent with the acquisition, the Company has changed its legal name to Moderngroove Entertainment, Inc.

------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The current core business of MODERNGROOVE ENTERTAINMENT, INC. is the development of videogame software for next-generation videogame consoles, such as the Sony PlayStation 2.

Moderngroove is a licensed developer for next-generation videogame consoles, which are best described as high-powered PCs that sit in the living room and anchor the home entertainment systems of the future. They have better graphics than their predecessors, play DVD movies, and access the Internet at high speed - ultimately making new forms of entertainment possible. Such consoles are projected to be in 50 million U.S. homes (150 million worldwide) by 2006. (NPD Group)

Our development teams build videogame software from original concepts through to completion, including the creation and programming of all art, audio and visual effects. Once a videogame is developed by our team, we work with a videogame publisher, who earns a portion of the royalties for manufacturing the videogame disks and packaging, as well as sales, marketing and distribution of the videogame. Popular titles that are updated and re-released annually are called franchises, providing videogame developers and publishers with reliable income streams. Perpetual market demand for new music will assist Moderngroove's development of initial music titles into franchises.

Future videogame titles developed by Moderngroove will ship with an internally developed web browser, that will enable consumers to surf moderngroove's website via their PlayStation 2. Once at our website, consumers will be able to enhance their game-play experience by interacting with people around the world who also own the videogame and subscribe to receive value-added content on demand. As the number of videogame titles that includes this web browser grows, the content available on our website will become more diverse, much like a television station with multiple program topics. Ultimately we envision this website that is accessed via the PlayStation 2 and viewed on your television screen to become much like a television network. The key difference will be that our interactive music and television network will offer content on demand.

To build this network, Moderngroove relies on a business development team who works closely with an internal licensing department and multiple production teams who develop videogame software titles, the network interface and the network architecture. Moderngroove works with artists, record labels, and entertainment studios to license audio and video entertainment for inclusion in videogame titles, and as part of the content available from the interactive music and television network. The company's videogame industry personnel are working with music labels and entertainment studios to develop brand-lead entertainment titles for next-generation videogame consoles.
Music titles for videogame consoles constitute a relatively untapped market: less than 10 notable titles currently exist across all platforms, though recent titles have sold over a million units each. (NPD Group)

To achieve television quality content delivery, Moderngroove's network architecture team has developed a proprietary content storage and delivery system. The network architecture developed by Moderngroove makes it possible for even the most popular entertainment content to completely circumvent the Internet congestion that plagues today's net-delivered media.

Moderngroove's primary business is videogame development, however, over time it is expected that videogames will serve as only a key to an entire network of consumer entertainment on-demand.

Going Concern - As a development stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues until the second half of 2001. The Company's Financial Statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is actively traded on the OTC-BB and seeks to raise additional capital via a private placement offering, pursuant to Regulation D Rule 505/506. Until that time, the stockholder/officers and or directors have committed to advancing the operating costs of the Company, interest free.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

Results of Operations
---------------------

As a development stage company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues until the second half of 2001. For the quarter ended March 31, 2001, the Company experienced a net loss of $531,467 compared to a net loss of $91,440 in the same quarter last year. The loss for this quarter, compared to the same period last year, is substantially larger as the company is in full development of their first videogame title, network architecture and network interface; whereas last year during the same period, research and initial development plans were still underway, requiring far less resources.

For the quarter ended March 31, 2001, the Company incurred general and administrative expenses of $379,544; contractor fees of $48,639; advertising and promotion costs of $10,932; research and development costs of $40,533 and, depreciation and amortization expenses of $42,264. General and administration expenses account for the majority of this quarter's loss, as these expenses include salaries for development teams, which were ramped up to reach critical development milestones. The videogame development team completed the Company's first title for the PlayStation 2 and initiated research and development efforts on development plans for two new videogame titles. The network architecture team was also ramped up to near completion of the network alpha, which will move the development of the network architecture into the test phase.

The Company's overall loss from operations since inception is: $2,479,779, as the bulk of the foreseeable research and development for the next five years is required at the beginning of the planning period, during the development stage of the Company, to create the foundation for videogame and network products that are scheduled for release through 2006.
The basic loss per share for the quarter ended March 31, 2001 was ($0.02) compared to ($0.03) per share in the same quarter last year. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

Moderngroove's first videogame title, "moderngroove: Ministry of Sound Edition", is slated for release throughout the UK and Europe in late Spring, 2001, with North American and Japanese releases scheduled for early Summer, 2001. This first release for the PlayStation 2 is a stand-alone product and does not include the proprietary web browser that enables consumer access to the Company's interactive music and television network, as this network is still in development. A working beta of the interactive music and television network is scheduled for release later this year, with plans to unveil it at the ECTS trade show in London, England in September, 2001. The first title with network access is planned for release in February, 2002, with another network accessing title scheduled for release in October, 2002. Moderngroove expects that month-over-month profitability will occur once these latter titles have been released.

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

On December 18, 2000, the Company entered into a Share Exchange agreement with Modern Groove Entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of Modern Groove Entertainment International, Inc., were exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

On March 8, 2001, 2001 the Company issued 550,000 shares in exchange for services. The 550,000 shares issued in March, 2001 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $550,000.

Moderngroove is a developmental stage company. The Company's business office and development studio is located in Vancouver, British Columbia, Canada, with an American headquarters in Huntington Beach, California. The Company has been active for approximately two years and currently has 40 employees, eighty-five percent of whom are dedicated to product development. Focusing initially on videogame development for the next generation of videogame consoles, such as the Sony PlayStation 2, the company will extend their offerings of interactive entertainment to include additional console platforms and personal computers within the next two years. Although the majority of product revenues will be derived from videogame sales initially, the Company is developing the network architecture and interface to support the delivery of network products from their interactive music and television network that consumers access via the Internet, to support long-term growth.


Market For Company's Common Stock
---------------------------------

Until September 14, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol BRRT. At the Company's annual shareholder meeting on December 18, 2000, the shareholders approved a name change for the Company to Moderngroove Entertainment, Inc., and the Company subsequently changed its name and trading symbol to: MODG. A limited market exists for the trading of the Company's common stock.

Dividend Policy
---------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Forward-Looking Statements
--------------------------

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

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

On January 2, 2001, T. J. Jesky and Skyelan Rose resigned as Directors of the Company. Pursuant to Nevada NRS 78.335, their vacancies were replaced with John Stroppa and Steven Zur as Company Directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

  3.3    Amendment to Articles of Incorporation Filed December 18, 2000(3)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate (2)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from G. Brad Beckstead, CPA (1)

 (27)    FINANCIAL DATA SCHEDULE(1)

  27.1   Financial Data Schedule(2)
  27.2   Financial Data Schedule(3)

----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on May 14, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to our annual report on Form 10KSB, which was filed on March 8, 2000, and incorporated herein by reference.

(3) Previously filed as an exhibit to our amended annual report on Form 10KSB/A, which was filed on April 10, 2001, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

Moderngroove filed a Current Report during the fiscal year ended December
31, 2000, dated December 19, 2000, on Form 8-K containing information pursuant to Item 5 ("Other Materially Important Events"); Item 6
("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements and Exhibits") entitled "Share Exchange Agreement."

During the First Quarter, 2001, Moderngroove filed three additional Current Reports, the first was dated March 2, 2001, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements") entitled "Moderngroove Entertainment International, Inc. Audited Consolidated Financial Statements and Unaudited Pro Forma Consolidated Financial Information."

A Current Report was filed on March 7, 2001, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure."

A Current Report was filed on March 28, 2001, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); See
Item 5 concerning Company Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 21, 2001              Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

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

Date:    May 21, 2001               Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant


                                     By:  /s/ Steven Zur
                                          -----------------------
                                          Steven Zur
                                          Corporate Secretary