Form 10QSB/A
period 2001-03-31
MODERNGROOVE ENTERTAINMENT INC
filed 2001-08-17
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        AMENDMENT NO. 1 TO FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                         Commission File Number: 0-26073
----------------------------------------------------------------------------

                         MODERNGROOVE ENTERTAINMENT, INC.
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     86-0881193
  -------------------------------                  --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                             1801 E. Tropicana, Suite 9
                                Las Vegas, NV  89119
                      ----------------------------------------
                      (Address of principal executive offices)

                                    (604) 742-2000
                             ---------------------------
                             (Issuer's telephone number)
----------------------------------------------------------------------------

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

Traditional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                                 Copies to:
                             Thomas C. Cook, Esq.
                       Thomas C. Cook & Associates, Ltd.
                         4955 South Durango, Suite 214
                            Las Vegas, Nevada 89113
                             Phone:  (702) 952-8520
                             Fax:    (702) 952-8521

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Consolidated Balance Sheet (unaudited)...............   5
          Consolidated Statements of Operations(unaudited).....   6
          Consolidated Statements of Cash Flows (unaudited)....   7
          Notes to Consolidated Financial Statements...........  8-11

Item 2.  Management's Plan
         of Operation..........................................  12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  20

Item 2.   Changes in Securities and Use of Proceeds............  20

Item 3.   Defaults upon Senior Securities......................  20

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  20

Item 5.   Other Information....................................  20

Item 6.   Exhibits and Reports on Form 8-K.....................  21

Signatures.....................................................  23

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


CONSOLIDATED BALANCE SHEET

                                                                (unaudited)
                                                                  March 31,
                                                                       2001
                                                                -----------
Assets
Current assets:
   Cash and equivalents                                         $        -
   Cash in trust                                                         -
   Receivables                                                       7,143
   Prepaid consulting fees                                         485,833
   Prepaid expenses                                                116,195
                                                               -----------
     Total current assets                                          609,171

Property and equipment, net                                        374,592
Software development costs, net                                    533,937
                                                               -----------
                                                               $ 1,517,700
                                                             =============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Bank overdraft                                             $      3,160
   Line of credit                                                  314,475
   Loan payable-related party                                      266,385
   Accounts payable                                                289,874
   Accrued liabilities                                             236,480
                                                               -----------
     Total current liabilities                                   1,110,375
                                                               -----------
Commitments                                                              -
                                                               -----------

Stockholders' Equity:
  Common stock, $0.001 par value,
   200,000,000 shares authorized,
    30,650,700 shares issued and outstanding                       30,651

  Additional paid-in capital                                    2,838,708
  Stock subscriptions receivable                                 (120,000)
  Deficit accumulated during development stage                 (2,337,531)
     Accumulated other comprehensive income                             -
    foreign exchange translation losses                            (4,503)
                                                               -----------
                                                                  407,325
                                                               -----------
                                                               $ 1,517,700
                                                               ===========


The accompanying notes are an integral part of these financial statements.

                     Moderngroove Entertainment, Inc.
               [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                 Consolidated Statements of Operations
           for the three months ending March 31, 2001 and 2000
    and for the period September 20, 1999 (Inception) to March 31, 2001
                        (Expressed in US Dollars)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               (unaudited)
                                             (unaudited)      September 20
                                         Three Months Ending          1999
                                               March 31,       (Inception)
                                       --------------------   to March 31,
                                           2001       2000            2001
                                        ---------  ---------  ------------
                                                              (cumulative)
Revenue                                $        -   $       -   $         -
                                       ----------   ---------    ----------
Costs of services and
operating expenses:
  Advertising and promotion                10,932       1,966        46,277
  Contractor fees                          90,806       6,198       148,175
  Depreciation and amortization            42,264           -       221,194
  Research and development                 40,533           -       376,136
  General and administrative              379,544      83,276     1,536,195
                                        ----------   ---------   ----------
                                          564,079      91,440     2,327,977
                                        ----------   ---------   ----------

Other income (expenses):
  Interest expense                         (9,554)         -         (9,554)
                                           --------   --------   -----------
                                           (9,554)         -         (9,554)
                                          --------  --------     -----------
Net (loss)                              $(573,633)  $ (91,440)   $(2,337,531)
                                        ==========  ========== ============
Weighted average number of
common shares outstanding               30,290,144  20,441,667
                                        ==========  ==========

Net (loss) per share -
  basic and diluted                     $   (0.02)   $  (0.00)
                                        ==========   =========


The accompanying notes are an integral part of these financial statements.

                    Moderngroove Entertainment, Inc.
                [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                  Consolidated Statement of Cash Flows
           for the three months ending March 31, 2001 and 2000
    and for the period September 20, 1999 (Inception) to March 31, 2001
                         (Expressed in US Dollars)


CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  (unaudited)
                                                  (unaudited)   September 20,
                                             Three Months Ending         1999
                                                 March 31,     (Inception) to
                                         ---------------------      March 31,
                                              2001       2000            2001
                                           ---------  ---------  ------------
Cash flows from operating activities
Net (loss)                               $(573,633)  $ (91,440)  $(2,337,531)
Depreciation and amortization expense       42,264           -       221,194
Shares issued for consulting services       97,167           -       219,354
Adjustments to reconcile net(loss) to
 net cash (used) by operating activities:
  (Increase) decrease in receivables          1,966      4,302        (7,266)
  (Increase) decrease in prepaid expenses  (107,572)    22,748      (116,491)
  Increase (decrease) in accounts payable    61,397    (45,410)      291,996
  Increase (decrease) in
    other accrued liabilities              217,284      (2,920)       236,662
                                          ---------  ---------    -----------
Net cash (used) by operating activities   (261,127)   (112,719)   (1,492,082)
                                          ---------  ---------    -----------
Cash flows from investing activities
  Cash acquired upon reverse acquisition    18,923           -         18,923
  Purchase of fixed assets                 (12,436)          -      (599,996)
  Software development costs              (295,212)          -      (536,191)
                                          ---------  ---------    -----------
Net cash used by investing activities     (288,725)          -    (1,117,264)
                                          ---------  ---------    -----------
Cash flows from financing activities
  Issuance of common stock                        -    250,000       250,000
  Contributions by stockholder                    -     38,876     1,775,259
  Bank overdraft                            (46,419)    19,271         3,628
  Line of credit                            231,012   (179,062)      315,262
  Loan payable-related party                266,385          -       266,385
                                          ---------  ---------    -----------
Net cash provided by financing activities   450,978    129,085     2,610,534
                                          ---------  ---------    -----------
Net (decrease) increase in cash            (98,874)     16,366         1,188
Foreign exchange effect on cash             (1,281)          -        (1,188)
Cash - beginning                           100,155       4,888             -
                                          ---------  ---------    -----------
Cash - ending                              $       -  $ 21,254     $       -
                                           =========  ==========   ==========
Supplemental disclosures:
   Interest paid                           $      -   $       -    $       -
                                           =========  ==========   ==========
   Income taxes paid                       $      -   $       -    $       -
                                           =========  ==========   ==========
   Non-cash transactions:
      Shares issued for prepaid consulting
       services less $97,167 charged
       to expense during the period        $ 485,833   $       -
                                           =========   ==========
       Issuance of common stock in return for
       subscriptions receivable            $       -   $ 120,000
                                           =========   ==========



The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
                                                              March 31, 2001
----------------------------------------------------------------------------

Basis of Presentation and Ability to Continue as a Going Concern

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company and Modern Groove Entertainment International, Inc. for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report and the 8-K current report filed in connection with the acquisition of Modern Groove Entertainment International, Inc. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.3 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3,000,000 within the upcoming year. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
                                                              March 31, 2001
----------------------------------------------------------------------------
1.  Loans Payable and Line of Credit

a) On January 6, 2001, the operating loan outstanding at December 31, 2000 in the amount of $83,463 was repaid in full.

b) Subsequently, an operating line of credit of up to $330,000 was secured with Canadian Imperial Bank of Commerce. The credit facility is renewable in one-year increments at prime plus 3.0% with interest only payments of $6,000 per month for the first year. The line of credit is collateralized by all present and future assets of the Company and various guarantees provided by stockholders of the Company. To March 31, 2001, the balance outstanding under this facility was $314,475 (2000 - $Nil). On June 30, 2001, the line of credit was required to be reduced to approximately $195,000. The Company has since received an extension on the repayment to July 31, 2001.

c) Also in 2001, the Company received non-interest bearing advances of $266,385 from a stockholder. The notes payable are unsecured without specific repayment terms.
----------------------------------------------------------------------
2.  Property and Equipment
                                                       March 31, 2001
                                                       --------------
                                                            Accumulated
                                                   Cost    Depreciation
                                                 -----------------------
Computer equipment                                $ 336,126   $ 125,632
Leasehold improvements                               75,901      33,061
Computer software                                     3,592      45,744
Office equipment                                     33,303       8,159
Audio and sound equipment                            26,697       6,877
Website development costs                            48,446           -
                                                 -----------------------
                                                    594,065     219,473
                                                 ----------------------
Net book value                                               $  374,592
                                                              ----------
------------------------------------------------------------------------

3.  Software Development Costs

Software development costs capitalized during the period ended March 31, 2001 include the following:

                                                       March 31, 2001

Salaries and employee benefits                          $    295,212
Consulting fees                                                    -
                                                        ------------
                                                        $    295,212

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
                                                              March 31, 2001
----------------------------------------------------------------------------

4.  Stockholders' Equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock pursuant to the laws of the State of Nevada.

On January 2, 2001, the Company issued 26 million shares of its $0.001 par value common stock pursuant to a "reverse-merger" agreement with Modern Groove Entertainment International, Inc. (Note 6).

On March 1, 2001, Company issued 550,000 shares of its $0.001 par value common stock for consulting services valued at $583,000, based on the trading price of the Company's common stock on that date. The consulting services are being amortized on a straight-line basis over the six-month term of the contract. During the three-month period ended March 31, 2001, $97,167 was charged to expense as contractor fees, leaving $485,833 recorded as prepaid expense at March 31, 2001. Subsequent to March 31, 2001, the agreement was cancelled and the consultant returned 450,000 shares to the Company for services not performed.

----------------------------------------------------------------------------
5.  Research and Development

The Company expensed the following software research and development costs during the period:
                                                             Period from
                                                      September 20, 1999
                                       Three months  (date of inception)
                                       ended March 31        to March 31
                                            2001                    2001
                                       ---------------------------------
Salaries and employee benefits          $  40,533           $  272,019
Consulting fees                                 -              104,117
                                    ----------------------------------
                                        $  40,533           $  376,136
                                        ------------------------------

------------------------------------------------------------------------
6.  Reverse Acquisition with Modern Groove Entertainment International,
Inc (MGEI).

On December 18, 2000, the Company entered into an agreement with MGEI whereby the Company acquired all of the issued and outstanding common stock of MGEI in exchange for 26 million voting shares of the Company's $0.001 par value common stock. The acquisition closed and the shares were exchanged on January 2, 2001. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MGEI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of MGEI.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
                                                              March 31, 2001
----------------------------------------------------------------------------
6.  Reverse Acquisition with Modern Groove Entertainment International,
    Inc (MGEI) - Continued.

The common stock issued was recorded at $18,564, being the fair value of the Company's assets on the acquisition date.

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 20, 1999 (date of inception of MGEI) is as follows:

                                                      Three months ended
                                                                March 31
                                                2001                2000
                                                 -----------------------
                  Revenue                        $        -   $        -
                  Net loss for the period        $ (573,633)  $  (91,440)
                  Loss per share                 $    (0.02)  $    (0.00)

The continuing company has retained December 31 as its fiscal year end. Concurrent with the acquisition, the Company has changed its legal name to Moderngroove Entertainment, Inc.

---------------------------------------------------------------------------
7.  Equity Line and Warrant Agreement

On March 28, 2001, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell up to $20 million of its $0.001 par value common stock to Swartz, subject to a formula based on stock price and trading volume, from time to time over a three year period beginning on the date that a registration statement qualifying the underlying common stock is declared effective. An election by the Company to sell stock to Swartz is referred to as a put right. As of March 31, 2001, Swartz does not have a short position in the Company.

On March 28, 2001, the Company also delivered to Swartz, pursuant to a Warrant Agreement, warrants to purchase 1,600,000 shares of its $0.001 par value common stock expiring in six years. The warrants will have semi-annual reset provisions. The warrants are exercisable in monthly allotments of 150,000 commencing on the date of issue, and have a term beginning on the date of issuance and ending six years thereafter. The warrants are considered to be anti-dilutive on March 31, 2001.

Item 2.  MANAGEMENT'S PLAN OF OPERATIONS

OUR BUSINESS

Moderngroove is a Nevada corporation with business offices in Vancouver, British Columbia. It carries on business through the British Columbia subsidiary of its wholly-owned subsidiary, Modern Groove Entertainment International, Inc., a Nevada corporation which maintains its offices in Vancouver, BC. We were formed in Nevada on August 6, 1998 under the name Barrington Laboratories, Inc. We were inactive until we acquired all the issued and outstanding shares of Modern Groove Entertainment International, Inc. ("International") on January 2, 2001. In connection with the acquisition, we changed our corporate name to Moderngroove Entertainment Inc. International carries on operations through its British Columbia subsidiary, Modern Groove Entertainment Inc., developing videogames for next-generation videogame consoles, such as the Sony PlayStation 2. The acquisition was completed by share exchange reorganization whereby we acquired all the issued and outstanding shares of International in exchange for the issuance of 26 million shares of our common stock. The stockholders of International controlled approximately 86% of Moderngroove immediately after the share exchange and accordingly, the acquisition has been treated like a reverse acquisition. Financial information contained in this quarterly report is presented as a continuation of International.

Moderngroove is a licensed videogame developer for the Sony PlayStation 2 computer entertainment system. We have not yet earned any revenue and are developing our first product for release in July 2001. Our development teams are set up to build videogame software from original concepts through to completion, including the creation and programming of all art, audio and visual effects. Once a videogame is developed by our team, we will work with a videogame publisher, who earns a portion of the royalties for manufacturing the videogame disks and packaging, as well as sales, marketing and distribution of the videogame. We expect that our future videogame titles will ship with an internally developed web browser, that will enable consumers to surf moderngroove's website via their PlayStation 2. Once at our website, consumers will be able to enhance their game-play experience by interacting with people around the world who also own the videogame and subscribe to receive value-added content on demand. As the number of videogame titles that includes this web browser grows, the content available on our website will become more diverse, much like a television station with multiple program topics. Ultimately we envision this website that is accessed via the PlayStation 2 and viewed on your television screen to become much like a television network. The key difference will be that our interactive music and television network will offer content on demand.

Moderngroove's primary business is videogame development, however, over time it is expected that videogames will serve as only a key to an entire network of consumer entertainment on-demand.

The Company is a development stage company and consequently our focus over the past two years has been on the development of our software technology and the institution of a corporate structure that allows us the ability to obtain financing to continue development until revenue commences. To date the Company has not recognized any revenue. We expect revenues to commence in August, 2001 from sales of our first videogame title, "moderngroove:
Ministry of Sound Edition". We anticipate that the expected commencement and growth in revenues may enable us to attract additional financing to allow us to add the needed resources in order to further development of our ideas. Despite our expectations there can be no assurances that revenue will commence or expected growth will be achieved. Should we be unable to achieve revenues, our business and future success will be adversely affected. International's independent auditors included in their report on International's consolidated financial statements for the year ended December 31, 2000 an explanatory paragraph regarding the International's ability to continue as a going concern.

The factors cited for raising substantial doubt as to International's ability to continue as a going concern are the fact that no revenues have yet to be earned and recurring losses since inception of International in September 1999. Management's plans include (1) the necessity for additional financing arrangements, (2) the development of its interactive entertainment products, and (3) the ability to generate revenue and achieve and maintain profitable operations.

The company has already begun the execution of the following plan to achieve profitability and allay doubts as to its ability to continue as a going concern. This includes: (1) an equity line agreement for long-term financing through securities offerings, (2) completion of the first interactive entertainment product for the Sony PlayStation 2 and testing of the developed components of the network architecture, and (3) a signed publishing and distribution agreement for the first interactive entertainment product throughout the UK and Europe.

The reverse acquisition of the Company by International provides International with the access to public markets through the Company's quotation on the NASD OTC:BB. Further, the company has established an equity line agreement with Swartz Private Equity of up to $20,000,000 with common shares and shares underlying warrants registered under this prospectus. This investment agreement is subject to a formula based on our stock price and trading volume. Management believes that proceeds from any offerings using this line, together with our anticipated cash flow from sales of the company's products, will be sufficient to support currently anticipated working capital requirements. At the current price and trading volume of our common stock, the Swartz agreement would provide $79,711 per 20-day trading period.

Additionally, the company has completed development for release in June 2001 of their first videogame title "Moderngroove: Ministry of Sound Edition" for the PlayStation 2 computer entertainment system. Additional titles for the PlayStation 2 and other next generation entertainment consoles are currently in development. The company has also signed an agreement with Ubi Soft Entertainment SA to manufacture, publish, market and distribute "Moderngroove: Ministry of Sound Edition" throughout the UK and Europe. The company has already received recoupable and non-refundable advances on royalties on a 100,000 unit guarantee. The advances are paid on the following schedule; 25% upon execution of the agreement; 25% upon completion of the Gold Master for the product; 25% upon commercial release of the product; and 25% 30-days after commercial release of the product. These advances are guaranteed and could only be prevented if Moderngroove failed to complete a Sony-approved Gold Master of the product. We expect to complete this product for release in July 2001.

To date, we have not generated any revenue and we have incurred substantial operating losses since inception. The operating loss for the quarter ended March 31, 2001 was $573,633 compared to $91,440 for the quarter ended March 31, 2000. This significant difference is due to the fact that the company's overall product development and operational efforts were in the concept and planning stages last year (March 31, 2000) compared to this year (March 31
2001). The majority of the Company's financing to date was received subsequent to March 31, 2000. Product development is now in the implementation stages, which requires full development teams and significantly more administrative resources. The costs of which are reflected in the increase in general and administrative expenses of $296,268 from general and administrative expenses of $83,276 for the quarter ended March 31, 2000.

Financing for operations of International prior to the acquisition was provided via notes payable from International's 40% stockholder, which were forgiven upon the share exchange with the Company. In the first quarter of 2001, the Company obtained an operating loan from the Canadian Imperial Bank of Commerce ("CIBC") with a credit limit of $330,000 that bears interest at the bank's prime rate plus 3% per year. The total amount of the operating line is currently outstanding. The loan is secured by a general security agreement covering all assets, shares and various personal guarantees. The loan agreement with CIBC required us to reduce the loan balance to $195,000 by June 30, 2001. Due to current cash constraints, we were unable to repay the loan amount on that date and have since received a
one-month extension from the CIBC on further repayments.   The Company has
also received $335,000 from Lafoten Capital Corporation, a company controlled by Arthur W. Skagen, stockholder of the Company.

CASH REQUIREMENTS

As of March 31, 2001 the Company had a working capital deficiency of $501,024 compared with a working capital deficiency of $262,468 at December 31, 2000.

The Company needs funding in order to carry on operations. Currently, with little cash resources available, we are heavily dependent upon the continuing co-operation of creditors and remaining employees in deferring their payment requests. Without direct injections of cash from our directors and stockholders, we currently have no means of settling expenses or payables in cash. Accordingly, we have reduced operations to minimum levels until we can arrange external financing. We may consider issuing equity securities as settlement of certain outstanding debts. The Company has finalized an equity line with Swartz Private Equity, LLC to provide funding through the sale of the Company's common stock. The Company has the right at its sole discretion to put common stock to Swartz, subject to certain limitations and conditions based upon trading volume of the Company's common stock. However, due to the current limited trading volume of the Company's common stock, the Company would not be able to raise significant funding from this arrangement. Based upon 30 consecutive trading days beginning May 17, 2001 and subject to the volume limitations, the Company would be able to raise in any 20 day put period approximately $79,711. At these current levels, the Company would be unable to raise sufficient capital to fund operations; therefore, the Company is attempting to increase interest in our Company which would help increase daily trading volumes.

We estimate our minimum cash requirements on an operating basis over the next twelve months to be $1,600,000. In the event that the Swartz equity line does not provide us to raise sufficient capital to cover our minimum operating cash requirements or we are unsuccessful in raising additional financing, we anticipate that we could not sustain our business operations without further short-term financing from our significant shareholders and directors. Deficiencies in cash will be covered by additional loans and advances by directors and or shareholders until such time that we can attract new equity investors. Should we be unable to attract equity investors, cutbacks would be necessary which would slow down and/or reduce the number of products in development, until such funds were otherwise available externally. Alternatively, we could consider development contracts that would see us take advances from a publisher on a monthly or quarterly basis. Although this option could provide cash inflows to sustain development operations and development teams it would be less beneficial to us.


Moderngroove plans to commence sales of its first videogame title "Moderngroove: Ministry of Sound Edition" for the PlayStation 2 computer entertainment system in July 2001. Additional titles for the PlayStation 2 and other next generation entertainment consoles are currently in development. The company has signed an agreement with Ubi Soft Entertainment SA to manufacturer, publish, market and distribute "Moderngroove: Ministry of Sound Edition" throughout the UK and Europe. The release of this title will guarantee a minimum $425,000 in the form of an advance on royalties. Unit sales beyond 100,000 will generate additional revenues for the Company.

In addition to packaged product development (videogame titles), the Company will continue to research and develop their proprietary network architecture. The Company will also continue to sign licensing agreements for content (e.g. music, filmed content, etc.) to include in packaged product, as well as for distribution via this network. The Company also plans to license the network architecture for third party use, upon completion of development.

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing cash and short-term financing available from directors is sufficient to complete this Registration Statement at which time the Swartz equity line is available to us. We anticipate that commencement of revenue in July 2001 and the implementation of an effective investor relations program will enable us to raise the necessary funding required to finance our operations and working capital for at least twelve months.

In the event that our plans or assumptions change or prove inaccurate (due To delays in product development, the inability to sign any significant sales agreements or generate revenues, unfavourable economic conditions, or other unforeseen circumstances), there can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

We expect that further development and marketing of our products combined with the planned introduction of new products or updated versions of our existing products will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to recognize revenues in 2001, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2001. Consequently, we will require a minimum of approximately $1.6 million over the period ending June 30, 2002 in order to accomplish our goals. The cash requirements of $1.6 million are based on our estimates for operational costs for the twelve months ending June 30, 2002. We estimate that approximately $1,000,000 is required for product development (including developer and programmer salaries), $120,000 will be required to support an investor relations program. The balance of $480,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses including capital expenditures. We intend to obtain the cash necessary through the sale of our equity securities (as discussed above).

RESEARCH AND DEVELOPMENT

The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance our current software programs to meet a wide range of customer needs and to develop new software programs rapidly to attract new customers and provide additional solutions to existing customers.

To March 31, 2001, International expended $910,073 (including $533,937 capitalized as software development costs) on the development of its technology. Should financing allow, we will expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the development of additional videogame titles, in addition to our proprietary web browser and network architecture.

MARKETING PLAN

The market for Moderngroove's first title is comprised of consumers who own a next-generation videogame console. The target segment Moderngroove will serve within this market are referred to as Generation Y and young Generation X types, further defined by the following demographics: 18-34 year olds; moderate to high level of disposable income, regardless of income; reside in Europe, North America or Japan; slight skew towards males; live in close proximity to a major metropolitan area (>500K); early-adopters of technology; ethnically diverse; live with parents or in childless households; socially active; listen to modern music; wear urban clothing and are influenced by urban lifestyle, music and videogame media.

The market for Moderngroove's products will expand as new and diverse titles are launched across multiple platforms. As next-generation videogame consoles move beyond the early adopters to the mainstream consumer, Moderngroove's market will continue to grow. This expanded growth will also move Moderngroove's products beyond North America, Europe and Japan, and into other parts of Asia and the world.

Moderngroove's products and services will benefit from a channel marketing strategy that compliments internal marketing with publisher and licensor marketing efforts. All costs and efforts associated with marketing titles produced by Moderngroove will be the responsibility of the publisher, including public relations, communications and advertising. Through promotion of each titles' Web browser feature that enables consumers to access value-added content online, publishers will indirectly market the network product. Proprietary Web browsers with Moderngroove's titles will also act as seeds to the network product, in so much as they will include the interface required to access the network. High penetration of physical product in the market will increase awareness and consumption of the network product. The complimentary physical products and media properties of licensors will also be leveraged to promote network product.

EMPLOYEES

The company had thirty-eight employees, eighty percent (32) of whom were dedicated to product development. Effective May 15, 2001, we reduced our workforce by twenty-six to reduce operating costs, while maintaining a core of twelve employees until sufficient funding is secured. Moderngroove is not a party to any collective bargaining agreements. Moderngroove considers its relations with employees to be good. The Company anticipates to rehire those employees temporarily laid off as new development projects move from the research and planning phase into full-scale development.

PURCHASE OF EQUIPMENT

The Company develops videogame titles for next generation entertainment consoles, and plans to include additional consoles that will be introduced to the market later this year, in their development plans. As a result, the Company plans to purchase development hardware for the development of videogame software for these new consoles, namely the Microsoft Xbox and Nintendo GAMECUBE. Development hardware costs will range from $60,000 to $180,000 based on the number of videogame titles the Company budgets it's resources for.

As the Company completes development of the network architecture, a significant number of servers will need to be purchased and deployed as part of the testing and prototype development for network products.

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

Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standards on January 1, 2001 did not affect our financial statements.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On December 18, 2000, the Company's shareholders approved and the board of directors announced the Company entered into a Share Exchange agreement with Modern Groove Entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of Modern Groove Entertainment International, Inc., were to be exchanged for 26,000,000 restricted common shares of the company's stock. The shares were ultimately exchanged on January 2, 2001.

On March 8, 2001, the Company issued 550,000 shares in exchange for services. The 550,000 shares issued in March, 2001 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $583,000, based upon the trading price of our common stock on the date of issuance. Subsequent to March 31, 2001, the Company has reached agreement with the consultants to cancel the agreements and further services would not be provided. In connection therewith, the consultants returned 450,000 shares of common stock to the Company for services yet to be provided.

On March 28, 2001, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell up to $20 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, from time to time over a three year period beginning on the date that this registration statement is declared effective.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

Date:    August 15, 2001             Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

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

Date:    August 15, 2001             Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant


                                     By:  /s/ Steven Zur
                                          -----------------------
                                          Steven Zur
                                          Corporate Secretary