Form 10QSB
period 2001-09-30
MODERNGROOVE ENTERTAINMENT INC
filed 2001-11-19
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                         Commission File Number: 0-26073
----------------------------------------------------------------------------

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

                                                          Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 30,650,700 issued and outstanding as of June 30, 2001. Preferred
Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                      Moderngroove Entertainment, Inc.
                   [formerly Barrington Laboratories, Inc.]
                        (a Development Stage Company)
                         Consolidated Balance Sheet
                         (Expressed in US Dollars)


CONSOLIDATED BALANCE SHEET

                                                                (unaudited)
                                                                   June 30,
                                                                       2001
                                                                -----------
Assets
Current assets:
   Cash and equivalents                                         $    2,692
   Receivables                                                       3,797
   Prepaid consulting fees                                         388,666
   Prepaid expenses                                                120,974
                                                               -----------
     Total current assets                                          516,129

Property and equipment, net                                        374,592
Software development costs, net                                    731,421
                                                               -----------
                                                               $ 1,622,142
                                                             =============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Line of credit                                              $   298,660
   Loan payable-related party                                      333,408
   Accounts payable                                                508,763
   Accrued liabilities                                             473,668
                                                               -----------
     Total current liabilities                                   1,438,489
                                                               -----------
Commitments                                                              -
                                                               -----------

Stockholders' Equity:
  Common stock, $0.001 par value,
   200,000,000 shares authorized,
    30,650,700 shares issued and outstanding                       30,651

  Additional paid-in capital                                    2,838,708
  Stock subscriptions receivable                                 (120,000)
  Deficit accumulated during development stage                 (2,741,752)
     Accumulated other comprehensive income                             -
    foreign exchange translation losses                                36
                                                               -----------
                                                                  183,653
                                                               -----------
                                                               $ 1,622,142
                                                               ===========


The accompanying notes are an integral part of these financial statements.

                     Moderngroove Entertainment, Inc.
               [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                 Consolidated Statements of Operations
           for the six months ending June 30, 2001 and 2000
    and for the period September 20, 1999 (Inception) to June 30, 2001
                        (Expressed in US Dollars)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               (unaudited)
                                             (unaudited)      September 20
                                           Six Months Ending          1999
                                               June 30,        (Inception)
                                       --------------------    to June 30,
                                           2001       2000            2001
                                        ---------  ---------  ------------
                                                              (cumulative)
Revenue                                $        -   $       -   $         -
                                       ----------   ---------    ----------
Costs of services and
operating expenses:
  Advertising and promotion               208,149       1,966       234,494
  Contractor fees                          90,806       6,198       148,175
  Depreciation and amortization            86,311           -       265,241
  Research and development                 40,533           -       376,136
  General and administrative              542,501      83,276     1,699,152
                                        ----------   ---------   ----------
                                          968,300      91,440     2,732,198
                                        ----------   ---------   ----------

Other income (expenses):
  Interest expense                         (9,554)         -         (9,554)
                                           --------   --------   -----------
                                           (9,554)         -         (9,554)
                                          --------  --------     -----------
Net (loss)                              $(977,854)  $ (91,440)   $(2,741,752)
                                        ==========  ==========   ============
Weighted average number of
common shares outstanding               30,471,418  20,441,667
                                        ==========  ==========

Net (loss) per share -
  basic and diluted                     $   (0.02)   $  (0.00)
                                        ==========   =========


The accompanying notes are an integral part of these financial statements.

                    Moderngroove Entertainment, Inc.
                [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                  Consolidated Statement of Cash Flows
            for the six months ending June 30, 2001 and 2000
    and for the period September 20, 1999 (Inception) to June 30, 2001
                         (Expressed in US Dollars)


CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                  (unaudited)
                                                  (unaudited)   September 20,
                                             Six Months Ending           1999
                                                  June 30,     (Inception) to
                                         ---------------------       June 30,
                                              2001       2000            2001
                                           ---------  ---------  ------------
                                                                 (cumulative)
Cash flows from operating activities
Net (loss)                               $(977,854)  $ (91,440)  $(2,741,752)
Depreciation and amortization expense       86,311           -       265,241
Shares issued for consulting services      194,334           -       316,521
Adjustments to reconcile net(loss) to
 net cash (used) by operating activities:
  (Increase) decrease in receivables         5,312       4,302        (3,797)
  (Increase) decrease in prepaid expenses (112,351)     22,748      (120,974)
  Increase (decrease) in accounts payable  280,646     (45,410)      508,763
  Increase (decrease) in
    other accrued liabilities              414,601      (2,920)       435,045
                                          ---------  ---------    -----------
Net cash (used) by operating activities   (109,001)   (112,720)    (1,340,953)
                                          ---------  ---------    -----------
Cash flows from investing activities
  Cash acquired upon reverse acquisition    18,923           -         18,923
  Purchase of fixed assets                 (12,436)          -      (599,996)
  Software development costs              (492,207)          -      (731,421)
                                          ---------  ---------    -----------
Net cash used by investing activities     (486,207)          -    (1,312,494)
                                          ---------  ---------    -----------
Cash flows from financing activities
  Issuance of common stock                        -    250,000       250,000
  Contributions by stockholder                    -     38,876     1,775,259
  Bank overdraft                            (49,579)    19,271             -
  Line of credit                            298,660   (179,062)      298,660
  Loan payable-related party                249,026          -       333,408
                                          ---------  ---------    -----------
Net cash provided by financing activities   499,026    129,085     2,657,327
                                          ---------  ---------    -----------
Net (decrease) increase in cash            (96,182)     16,366         3,880
Foreign exchange effect on cash             (1,281)          -        (1,188)
Cash - beginning                           100,155       4,888             -
                                          ---------  ---------    -----------
Cash - ending                             $  2,692    $ 21,253     $   2,692
                                          ==========  ==========   ==========
Supplemental disclosures:
   Interest paid                           $      -   $       -    $       -
                                           =========  ==========   ==========
   Income taxes paid                       $      -   $       -    $       -
                                           =========  ==========   ==========
   Non-cash transactions:
      Shares issued for prepaid consulting
       services less $194,334 charged
       to expense during the period        $ 388,666   $       -
                                           =========   ==========
       Issuance of common stock in return for
       subscriptions receivable            $       -   $ 120,000
                                           =========   ==========



The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
June 30, 2001
----------------------------------------------------------------------------

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


These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.6 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations.
Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3,000,000 within the upcoming year. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
June 30, 2001
----------------------------------------------------------------------------
1.  Loans Payable and Line of Credit

a) On January 6, 2001, the operating loan outstanding at December 31, 2000 in the amount of $83,463 was repaid in full.

b) Subsequently, a $314,475 operating line of credit was secured with Canadian Imperial Bank of Commerce. The credit facility is renewable in one-year increments at prime plus 3.0% with interest only payments of $6,000 per month for the first year. The line of credit is collateralized by all present and future assets of the Company and various guarantees provided by stockholders of the Company. On June 30, 2001, the line of credit is required to be reduced to approximately $195,000; however, it has been extended to August 31, 2001.

c) Also in 2001, the Company received non-interest bearing advances of $266,385 from a stockholder. The notes payable are unsecured without specific repayment terms.

----------------------------------------------------------------------

2.  Property and Equipment
                                                       June 30, 2001
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
                                                              ----------
------------------------------------------------------------------------

3.  Software Development Costs

Software development costs capitalized during the period ended June 30, 2001 include the following:

                                                       June 30, 2001

Salaries and employee benefits                          $    295,212
Consulting fees                                                    -
                                                        ------------
                                                        $    295,212

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
June 30, 2001
----------------------------------------------------------------------------

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

On March 1, 2001, the Company issued 550,000 shares of its $0.001 par value common stock for consulting services valued at $583,000, based on the trading price of the Company's common stock on that date. The consulting services are being amortized on a straight-line basis over the six-month term of the contract. During the three-month period ended June 30, 2001, $194,334 was charged to expense as contractor fees, leaving $388,666 recorded as prepaid expense at June 30, 2001.
----------------------------------------------------------------------------

5.  Research and Development

The Company expensed the following software research and development costs during the period:
                                                             Period from
                                                      September 20, 1999
                                       Six months    (date of inception)
                                       ended June 30          to June 30
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

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
June 30, 2001
----------------------------------------------------------------------------

6. Reverse Acquisition with Modern Groove Entertainment International, Inc (MGEI) - Continued.

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 20, 1999 (date of inception of MGEI) is as follows:

                                                        Six months ended
                                                                 June 30
                                                2001                2000
                                                 -----------------------
                  Revenue                        $        -   $        -
                  Net loss for the period        $ (977,854)  $  (91,440)
                  Loss per share                 $    (0.02)  $    (0.00)

The continuing company has retained December 31 as its fiscal year end. Concurrent with the acquisition, the Company has changed its legal name to Moderngroove Entertainment, Inc.

---------------------------------------------------------------------------
7.  Equity Line and Warrant Agreement

On March 28, 2001, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell up to $20 million of its $0.001 par value common stock to Swartz, subject to a formula based on stock price and trading volume, from time to time over a three year period beginning on the date that a registration statement qualifying the underlying common stock is declared effective. An election by the Company to sell stock to Swartz is referred to as a put right. As of June 30, 2001, Swartz does not have a short position in the Company.

On March 28, 2001, the Company also delivered to Swartz, pursuant to a Warrant Agreement, warrants to purchase 1,600,000 shares of its $0.001 par value common stock expiring in six years. The warrants will have semi-annual reset provisions. The warrants are exercisable in monthly allotments of 150,000 commencing on the date of issue, and have a term beginning on the date of issuance and ending six years thereafter. The warrants are considered to be anti-dilutive on June 30, 2001.


---------------------------------------------------------------------------
8.  Subsequent Events

On July 24, 2001, the Company issued 90,000 shares of its $0.001 par value common stock to J.F. Senior in lieu of rent totaling $22,500. The issuance is in accordance with an agreement dated April 17, 2001.

Item 2.  MANAGEMENT'S PLAN OF OPERATIONS

OUR BUSINESS

Moderngroove is a Nevada corporation with business offices in Vancouver, British Columbia. It carries on business through the British Columbia subsidiary of its wholly-owned subsidiary, Modern Groove Entertainment
Inc., a Nevada corporation which maintains its offices in Vancouver, BC.
We were formed in Nevada on August 6, 1998 under the name Barrington Laboratories, Inc. We were inactive until we acquired all the issued and outstanding shares of Modern Groove Entertainment International, Inc. ("International") on January 2, 2001. In connection with the acquisition, we changed our corporate name to Moderngroove Entertainment Inc. Moderngroove carries on operations through its British Columbia subsidiary, Modern Groove Entertainment Inc., developing videogames for next-generation videogame consoles, such as the Sony PlayStation 2. The acquisition was completed by share exchange reorganization whereby we acquired all the issued and outstanding shares of International in exchange for the issuance of 26 million shares of our common stock. The stockholders of International controlled approximately 86% of Moderngroove immediately after the share exchange and accordingly, the acquisition has been treated like a reverse acquisition. Financial information contained in this quarterly report is presented as a continuation of International.

Moderngroove is a licensed videogame developer for the Sony PlayStation 2 computer entertainment system. We have not yet earned any revenue and are developing our product for release in July 2001. Our development teams are set up to build videogame software from original concepts through to completion, including the creation and programming of all art, audio and visual effects. Once a videogame is developed by our team, we will work with a videogame publisher, who earns a portion of the royalties for manufacturing the videogame disks and packaging, as well as sales, marketing and distribution of the videogame. We expect that our future videogame titles will ship with an internally developed web browser, that will enable consumers to surf moderngroove's website via their PlayStation 2. Once at our website, consumers will be able to enhance their game-play experience by interacting with people around the world who also own the videogame and subscribe to receive value-added content on demand. As the number of videogame titles that includes this web browser grows, the content available on our website will become more diverse, much like a television station with multiple program topics. Ultimately we envision this website that is accessed via the PlayStation 2 and viewed on your television screen to become much like a television network. The key difference will be that our interactive music and television network will offer content on demand.

Moderngroove's primary business is videogame development, however, over time it is expected that videogames will serve as only a key to an entire network of consumer entertainment on-demand.

The Company is a development stage company and consequently our focus over the past two years has been on the development of our software technology and the institution of a corporate structure that allows us the ability to obtain financing to continue development until revenue commences. To date the Company has not recognized any revenue. We expect revenues to commence in August, 2001 from sales of our videogame title, "moderngroove:
Ministry of Sound Edition". We anticipate that the expected commencement and growth in revenues may enable us to attract additional financing to allow us to add the needed resources in order to further development of our ideas. Despite our expectations there can be no assurances that revenue will commence or expected growth will be achieved. Should we be unable to achieve revenues, our business and future success will be adversely affected. International's independent auditors included in their report on International's consolidated financial statements for the year ended December 31, 2000 an explanatory paragraph regarding International's ability to continue as a going concern.

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

The company has already begun the execution of the following plan to achieve profitability and allay doubts as to its ability to continue as a going concern. This includes: (1) an equity line agreement for long-term financing through securities offerings, (2) completion of the interactive entertainment product for the Sony PlayStation 2 and testing of the developed components of the network architecture, and (3) a signed publishing and distribution agreement for the interactive entertainment product throughout the UK and Europe.

The reverse acquisition of the Company by International provides
The company with the access to public markets through the Company's quotation on the NASD OTC:BB. Further, the company has established an equity line agreement with Swartz Private Equity of up to $20,000,000 with common shares and shares underlying warrants to be registered. This investment agreement is subject to a formula based on our stock price and trading volume. Management believes that proceeds from any offerings using this line, together with our anticipated cash flow from sales of the company's products, will be sufficient to support currently anticipated working capital requirements.

Additionally, the company has completed development for release in July 2001 of their videogame title "Moderngroove: Ministry of Sound
Edition" for the PlayStation 2 computer entertainment system. Additional titles for the PlayStation 2 and other next generation entertainment consoles are currently in development. The company has also signed an agreement with Ubi Soft Entertainment SA to manufacture, publish, market and distribute "Moderngroove: Ministry of Sound Edition" throughout the UK and Europe. The company has already received recoupable and non-refundable advances on royalties on a 100,000 unit guarantee. The advances are paid on the following schedule; 25% upon execution of the agreement; 25% upon completion of the Gold Master for the product; 25% upon commercial release of the product; and 25% 30-days after commercial release of the product. These advances are guaranteed and could only be prevented if Moderngroove failed to complete a Sony-approved Gold Master of the product. We expect to complete this product for release in July 2001.

To date, we have not generated any revenue and we have incurred substantial operating losses since inception. The operating loss for the six months ended June 30, 2001 was $977,854 compared to $91,440 for same period last year. This significant difference is due to the fact that the company's overall product development and operational efforts were in the concept and planning stages last year (June 30, 2000) compared to this year (June 30
2001). The majority of the Company's financing to date was received subsequent to June 30, 2000. Product development is now in the implementation stages, which requires full development teams and significantly more administrative resources. The costs of which are reflected in the increase in general and administrative expenses for six months ended June 30, 2001 of $542,501 from general and administrative expenses of $83,276 for the same period last year.

Financing for operations of International prior to the acquisition was provided via notes payable from International's 40% stockholder, which were forgiven upon the share exchange with the Company. In the second quarter of 2001, the Company obtained an operating loan from the Canadian Imperial Bank of Commerce ("CIBC") with a credit limit of $330,000 that bears interest at the bank's prime rate plus 3% per year. The total amount of the operating line is currently outstanding. The loan is secured by a general security agreement covering all assets, shares and various personal guarantees. The loan agreement with CIBC required us to reduce the loan balance to $195,000 by June 30, 2001. Due to current cash constraints, we were unable to repay the loan amount on that date and have since received a one-month extension from the CIBC on further repayments. The Company has also received $335,000 from San Nicholas Inc, a BVI Company.

CASH REQUIREMENTS

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


Moderngroove plans to commence sales of its videogame title "Moderngroove:
Ministry of Sound Edition" for the PlayStation 2 computer entertainment system in July 2001. Additional titles for the PlayStation 2 and other next generation entertainment consoles are currently in development. The company has signed an agreement with Ubi Soft Entertainment SA to manufacturer, publish, market and distribute "Moderngroove: Ministry of Sound Edition" throughout the UK and Europe. The release of this title will guarantee a minimum $425,000 in the form of an advance on royalties. Unit sales beyond 100,000 will generate additional revenues for the Company.

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

We believe, based on currently proposed plans and assumptions relating to our operations, that our existing cash and short-term financing available from directors is sufficient to complete a Registration Statement at which time the Swartz equity line will be available to us. We anticipate that commencement of revenue in August 2001 and the implementation of an effective investor relations program will enable us to raise the necessary funding required to finance our operations and working capital for at least twelve months.

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

To June 30, 2001, International expended $1,312,494 (including $731,421 capitalized as software development costs) on the development of its technology. Should financing allow, we will expend a significant amount of time in the next 12 months on research and development activities. These activities will focus on the development of additional videogame titles, in addition to our proprietary web browser and network architecture.

MARKETING PLAN

The market for Moderngroove's title is comprised of consumers who own a next-generation videogame console. The target segment Moderngroove will serve within this market are referred to as Generation Y and young Generation X types, further defined by the following demographics: 18-34 year olds; moderate to high level of disposable income, regardless of income; reside in Europe, North America or Japan; slight skew towards males; live in close proximity to a major metropolitan area (>500K); early-adopters of technology; ethnically diverse; live with parents or in childless households; socially active; listen to modern music; wear urban clothing and are influenced by urban lifestyle, music and videogame media.

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

On March 8, 2001, the Company issued 550,000 shares in exchange for services. The 550,000 shares issued in March, 2001 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $583,000, based upon the trading price of our common stock on the date of issuance. Subsequent to June 30, 2001, the Company has reached agreement with the consultants to cancel the agreements and further services would not be provided. In connection therewith, the consultants returned 450,000 shares of common stock to the Company for services yet to be provided.

On March 28, 2001, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell up to $20 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, from time to time over a six year period beginning on the date that this registration statement is declared effective.


ITEM 3.  Defaults upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

On January 2, 2001, T. J. Jesky and Skyelan Rose resigned as Directors of the Company. Pursuant to Nevada NRS 78.335, their vacancies were replaced with John Stroppa and Steven Zur as Company Directors.

On August 2, 2001, Justin Halowaty resigned as a Director of the Company.

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

(13) Annual or Quarterly Reports - Form 10-Q, incorporated herein by reference.

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

During the First Quarter, 2001, Moderngroove filed six additional Current Reports, the first was dated March 2, 2001, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements") entitled "Moderngroove Entertainment International, Inc. Audited Consolidated Financial Statements and Unaudited Pro Forma Consolidated Financial Information."

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

Date:    August 20, 2001             Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

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

Date:    August 20, 2001             Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant


                                     By:  /s/ Steven Zur
                                          -----------------------
                                          Steven Zur
                                          Corporate Secretary