Form 10QSB/A
period 2001-09-30
MODERNGROOVE ENTERTAINMENT INC
filed 2001-11-27
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                         Commission File Number: 0-26073
----------------------------------------------------------------------------

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

                                                          Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 30,650,700 issued and outstanding as of September 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                      Moderngroove Entertainment, Inc.
                   [formerly Barrington Laboratories, Inc.]
                        (a Development Stage Company)
                         Consolidated Balance Sheet
                         (Expressed in US Dollars)


CONSOLIDATED BALANCE SHEET

                                                                (unaudited)
                                                              September 30,
                                                                       2001
                                                                -----------
Assets
Current assets:
   Cash and equivalents                                         $       66
   Receivables                                                       3,992
   Prepaid consulting fees                                         291,499
   Prepaid expenses                                                116,104
                                                               -----------
     Total current assets                                          411,661

Property and equipment, net                                        233,640
Software development costs, net                                    701,974
                                                               -----------
                                                               $ 1,347,275
                                                             =============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Bank overdraft                                              $     4,555
   Line of credit                                                  306,561
   Loan payable-related party                                      327,460
   Accounts payable                                                307,047
   Accrued liabilities                                             454,488
                                                               -----------
     Total current liabilities                                   1,400,111
                                                               -----------
Commitments                                                              -
                                                               -----------

Stockholders' Equity:
  Common stock, $0.001 par value,
   200,000,000 shares authorized,
    30,650,700 shares issued and outstanding                       30,651

  Additional paid-in capital                                    3,033,042
  Stock subscriptions receivable                                 (120,000)
  Deficit accumulated during development stage                 (2,999,958)
     Accumulated other comprehensive income
    foreign exchange translation losses                             3,429
                                                               -----------
                                                                  (52,836)
                                                               -----------
                                                               $ 1,347,275
                                                               ===========


The accompanying notes are an integral part of these financial statements.

                     Moderngroove Entertainment, Inc.
               [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                 Consolidated Statements of Operations
           for the nine months ending September 30, 2001 and 2000
 and for the period September 20, 1999 (Inception) to September 30, 2001
                        (Expressed in US Dollars)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               (unaudited)
                                             (unaudited)      September 20
                                           Nine Months Ending         1999
                                             September 30,     (Inception)
                                       --------------------    to Sept 30,
                                           2001       2000            2001
                                        ---------  ---------  ------------
                                                              (cumulative)
Revenue                                $        -   $       -   $         -
                                       ----------   ---------    ----------
Costs of services and
operating expenses:
  Advertising and promotion               208,149       1,966       243,494
  Contractor fees                         291,501       6,198       342,509
  Depreciation and amortization           128,119           -       307,049
  Research and development                 40,533           -       376,136
  General and administrative              564,564      83,276     1,721,216
                                        ----------   ---------   ----------
                                        1,232,866      91,440     2,990,404
                                        ----------   ---------   ----------

Other income (expenses):
  Interest expense                         (9,554)         -         (9,554)
                                           --------   --------   -----------
                                           (9,554)         -         (9,554)
                                          --------  --------     -----------
Net (loss)                             $(1,242,420) $ (91,440)  $(2,999,958)
                                       ===========  ==========  ============
Weighted average number of
common shares outstanding               30,471,418  20,441,667
                                        ==========  ==========

Net (loss) per share -
  basic and diluted                     $   (0.02)   $  (0.00)
                                        ==========   =========


The accompanying notes are an integral part of these financial statements.

                    Moderngroove Entertainment, Inc.
                [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                  Consolidated Statement of Cash Flows
          for the nine months ending September 30, 2001 and 2000
 and for the period September 20, 1999 (Inception) to September 30, 2001
                         (Expressed in US Dollars)


CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                  (unaudited)
                                                  (unaudited)   September 20,
                                             Six Months Ending           1999
                                              September 30,    (Inception) to
                                         ---------------------  September 30,
                                              2001       2000            2001
                                           ---------  ---------  ------------
                                                                 (cumulative)
Cash flows from operating activities
Net (loss)                              $(1,242,420) $ (91,440)  $(2,999,958)
Depreciation and amortization expense       128,119          -       307,049
Shares issued for consulting services       583,000          -       583,000
Adjustments to reconcile net(loss) to
 net cash (used) by operating activities:
  (Increase) decrease in receivables          5,117      4,302        (3,992)
  (Increase) decrease in prepaid expenses  (107,481)    22,748      (116,104)
  Increase (decrease) in accounts payable    78,930    (45,410)      307,047
  Increase (decrease) in
    other accrued liabilities               435,292     (2,920)      454,488
                                          ---------  ---------    -----------
Net cash (used) by operating activities    (119,443)  (112,720)   (1,468,470)
                                          ---------  ---------    -----------
Cash flows from investing activities
  Cash acquired upon reverse acquisition     18,923          -        18,923
  Purchase of fixed assets                  (12,436)         -      (599,996)
  Software development costs               (463,247)         -      (701,974)
                                          ---------  ---------    -----------
Net cash used by investing activities      (456,760)         -    (1,283,047)
                                          ---------  ---------    -----------
Cash flows from financing activities
  Issuance of common stock                        -    250,000       250,000
  Contributions by stockholder                    -     38,876     1,864,195
  Bank overdraft                              4,555     19,271         4,555
  Line of credit                            228,843   (179,062)      306,561
  Loan payable-related party                243,997          -       327,460
                                          ---------  ---------    -----------
Net cash provided by financing activities   477,395    129,085     2,752,771
                                          ---------  ---------    -----------
Net (decrease) increase in cash            (98,808)     16,365         1,254
Foreign exchange effect on cash             (1,281)          -        (1,188)
Cash - beginning                           100,155       4,888             -
                                          ---------  ---------    -----------
Cash - ending                             $     66    $ 21,253     $      66
                                          ==========  ==========   ==========
Supplemental disclosures:
   Interest paid                          $      -    $       -    $       -
                                          =========   ==========   ==========
   Income taxes paid                      $      -    $       -    $       -
                                          =========   ==========   ==========
   Non-cash transactions:
      Shares issued for prepaid consulting
       services less $291,501 charged
       to expense during the period        $ 291,499   $       -
                                           =========   ==========
       Issuance of common stock in return
       for subscriptions receivable        $       -   $ 120,000
                                           =========   ==========



The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
September 30, 2001
----------------------------------------------------------------------------

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.8 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations.
Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3,000,000 within the upcoming year. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
September 30, 2001
----------------------------------------------------------------------------
1.  Loans Payable and Line of Credit

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

c) Also in 2001, the Company received non-interest bearing advances of $327,460 from a stockholder. The notes payable are unsecured without specific repayment terms.

----------------------------------------------------------------------

2.  Property and Equipment
                                                          September 30,
                                                 ----------------------
                                                            Accumulated
                                                   Cost    Depreciation
                                                 ----------------------
Computer equipment                                $ 336,126   $ 155,632
Leasehold improvements                               75,901      59,547
Computer software                                    73,592      65,744
Office equipment                                     33,303      20,159
Audio and sound equipment                            26,697      10,877
Website development costs                            48,446      48,446
                                                 ----------------------
                                                    594,065     360,425
                                                 ----------------------
Net book value                                               $  233,640
                                                 ======================
------------------------------------------------------------------------

3.  Software Development Costs

Software development costs capitalized during the period ended September 30, 2001 include the following:

                                                  September 30, 2001
                                                  ------------------
Salaries and employee benefits                          $    295,212
Consulting fees                                                    -
                                                  ------------------
                                                        $    295,212
                                                  ==================

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
September 30, 2001
----------------------------------------------------------------------------

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

On March 1, 2001, the Company issued 550,000 shares of its $0.001 par value common stock for consulting services valued at $583,000, based on the trading price of the Company's common stock on that date. The consulting services are being amortized on a straight-line basis over the six-month term of the contract. During the three-month period ended September 30, 2001, $291,501 was charged to expense as contractor fees, leaving $291,499 recorded as prepaid expense at September 30, 2001.
----------------------------------------------------------------------------

5.  Research and Development

The Company expensed the following software research and development costs during the period:
                                                             Period from
                                                      September 20, 1999
                                      Nine months    (date of inception)
                                  ended September 30     to September 30
                                          2001                      2001
                                  --------------------------------------
Salaries and employee benefits          $  40,533           $  272,019
Consulting fees                                 -              104,117
                                    ----------------------------------
                                        $  40,533           $  376,136
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

----------------------------------------------------------------------------
                                            Moderngroove Entertainment, Inc.
                                    [formerly Barrington Laboratories, Inc.]
                                               (A development stage company)
                                  Notes to Consolidated Financial Statements
                                                   (Expressed in US Dollars)
September 30, 2001
----------------------------------------------------------------------------

6. Reverse Acquisition with Modern Groove Entertainment International, Inc (MGEI) - Continued.

Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed on September 20, 1999 (date of inception of MGEI) is as follows:

                                                       Nine months ended
                                                            September 30
                                                       2001         2000
                                               -------------------------
                  Revenue                      $        -    $         -
                  Net loss for the period      $ (573,633)   $(1,955,396)
                  Loss per share               $    (0.02)   $     (0.00)

The continuing company has retained December 31 as its fiscal year end. Concurrent with the acquisition, the Company has changed its legal name to Moderngroove Entertainment, Inc.

---------------------------------------------------------------------------
7.  Equity Line and Warrant Agreement

On March 28, 2001, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). The investment agreement entitles the Company to issue and sell up to $20 million of its $0.001 par value common stock to Swartz, subject to a formula based on stock price and trading volume, from time to time over a three year period beginning on the date that a registration statement qualifying the underlying common stock is declared effective. An election by the Company to sell stock to Swartz is referred to as a put right. As of September 30, 2001, Swartz does not have a short position in the Company.

On March 28, 2001, the Company also delivered to Swartz, pursuant to a Warrant Agreement, warrants to purchase 1,600,000 shares of its $0.001 par value common stock expiring in nine years. The warrants will have semi-annual reset provisions. The warrants are exercisable in monthly allotments of 150,000 commencing on the date of issue, and have a term beginning on the date of issuance and ending nine years thereafter. The warrants are considered to be anti-dilutive on September 30, 2001.


---------------------------------------------------------------------------
8.  Subsequent Events

On July 24, 2001, the Company issued 90,000 shares of its $0.001 par value common stock to J.F. Senior in lieu of rent totaling $34,750. The issuance is in accordance with an agreement dated April 17, 2001.

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

The factors cited for raising substantial doubt as to International's ability to continue as a going concern are the fact that no revenues have yet to be earned and recurring losses since inception of International in September, 1999. Management's plans include (1) the necessity for additional financing arrangements, (2) the development of its interactive entertainment products, and (3) the ability to generate revenue and achieve and maintain profitable operations.

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

Additionally, the company has completed development for release in July, 2001 of their videogame title "Moderngroove: Ministry of Sound
Edition" for the PlayStation 2 computer entertainment system. Additional titles for the PlayStation 2 and other next generation entertainment consoles are currently in development. The company has also signed an agreement with Ubi Soft Entertainment SA to manufacture, publish, market and distribute "Moderngroove: Ministry of Sound Edition" throughout the UK and Europe. The company has already received recoupable and non-refundable advances on royalties on a 100,000 unit guarantee. The advances are paid on the following schedule; 25% upon execution of the agreement; 25% upon completion of the Gold Master for the product; 25% upon commercial release of the product; and 25% 30-days after commercial release of the product. These advances are guaranteed and could only be prevented if Moderngroove failed to complete a Sony-approved Gold Master of the product. We expect to complete this product for release in July 2001.

To date, we have not generated any revenue and we have incurred substantial operating losses since inception. The net loss for the nine months ended September 30, 2001 was $(1,242,420) compared to a net loss of $(91,440)
 for same period last year. This significant difference is due to the fact that the company's overall product development and operational efforts were in the concept and planning stages last year (September 30, 2000) compared to this year (September 30 2001). The majority of the Company's financing to date was received subsequent to September 30, 2000. Product development is now in the implementation stages, which requires full development teams and significantly more administrative resources. The costs of which are reflected in the increase in general and administrative expenses for nine months ended September 30, 2001 of $564,564 from general and administrative expenses of $83,276 for the same period last year.

Financing for operations of International prior to the acquisition was provided via notes payable from International's 40% stockholder, which were forgiven upon the share exchange with the Company. In the second quarter of 2001, the Company obtained an operating loan from the Canadian Imperial
Bank of Commerce ("CIBC") with a credit limit of $330,000 that bears interest at the bank's prime rate plus 3% per year. The total amount of the operating line is currently outstanding. The loan is secured by a general security agreement covering all assets, shares and various personal guarantees. The loan agreement with CIBC required us to reduce the loan balance to $195,000 by September 30, 2001. Due to current cash constraints, we were unable to repay the loan amount on that date and have since received an extension from the CIBC on further repayments. The Company has also received $335,000 from San Nicholas Inc, a BVI Company.

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

The Company plans to research and develop their proprietary network architecture. The Company hopes to sign licensing agreements for content (e.g. music, filmed content, etc.) to include in packaged product, as well as for distribution via this network. The Company also plans to license the network architecture for third party use, upon completion of development.

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

In the event that our plans or assumptions change or prove inaccurate (due To delays in product development, the inability to sign any significant sales agreements or generate revenues, unfavorable economic conditions, or other unforeseen circumstances), there can be no assurance that such additional financing would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

We expect that further development and marketing of our products combined with the planned introduction of new products or updated versions of our existing products will lead to increased revenues in fiscal years 2002 and 2003. Although we expect to recognize revenues in 2001, we do not anticipate this to materialize until the third and fourth quarter of fiscal 2001. Consequently, we will require a minimum of approximately $1.6 million over the period ending September 30, 2002 in order to accomplish our goals. The cash requirements of $1.6 million are based on our estimates for operational costs for the twelve months ending September 30, 2002. We estimate that approximately $1,000,000 is required for product development (including developer and programmer salaries), $120,000 will be required to support an investor relations program. The balance of $480,000 will be required to support general corporate expenses, including expenses in connection with the engaging of both senior and intermediate management personnel and other general operating expenses including capital expenditures. We intend to obtain the cash necessary through the sale of our equity securities (as discussed above).

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

To September 30, 2001, International expended $1,312,494 (including $731,421 capitalized as software development costs) on the development of its technology. Should financing allow, we will expend a significant amount of time in the next 12 months on research and development activities.
These activities will focus on the development of additional videogame titles, in addition to our proprietary web browser and network architecture.

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

On March 8, 2001, the Company issued 550,000 shares in exchange for services. The 550,000 shares issued in March, 2001 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $583,000, based upon the trading price of our common stock on the date of issuance. Subsequent to September 30, 2001, the Company has reached agreement with the consultants to cancel the agreements and further services would not be provided. In connection therewith, the consultants returned 450,000 shares of common stock to the Company for services yet to be provided.

On March 28, 2001, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell up to $20 million of our common stock to Swartz, subject to a formula based on stock price and trading volume, from time to time over a nine year period beginning on the date that this registration statement is declared effective.


ITEM 3.  Defaults upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

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

During the First Quarter, 2001, Moderngroove filed additional Current Reports, the first was dated March 2, 2001, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements") entitled "Moderngroove Entertainment International, Inc. Audited Consolidated Financial Statements and Unaudited Pro Forma Consolidated Financial Information."

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

Date:    November 19, 2001           Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

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

Date:    November 19, 2001           Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant


                                     By:  /s/ Steven Zur
                                          -----------------------
                                          Steven Zur
                                          Corporate Secretary