Form 10KSB
period 2001-12-31
MODERNGROOVE ENTERTAINMENT INC
filed 2002-04-12
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2001

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The issuer is a software development and research company.

   Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $637,909.

   As of December 31, 2001, the issuer had 30,650,700 shares of common stock outstanding.

   Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                     PAGE
PART I

    Item 1.  Description of Business......................................3
    Item 2.  Description of Property.....................................13
    Item 3.  Legal Proceedings...........................................13
    Item 4.  Submission of Matters to a Vote of Security Holders.........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....14
    Item 6.  Management's Discussion and Analysis or Plan of Operation...15
    Item 7.  Financial Statements........................................18
    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act..21
    Item 10. Executive Compensation......................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
             Management..................................................24
    Item 12. Certain Relationships and Related Transactions..............25
    Item 13. Exhibits and Reports on Form 8-K............................26

SIGNATURES...............................................................28

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT, ORGANIZATION AND ACQUISITION ACTIVITIES

ModernGroove Entertainment, Inc, formerly called Barrington Laboratories, Inc., a developmental stage company, hereinafter referred to as ("the Company") or ("ModernGroove") or ("MODG"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August
6, 1998. The original articles of the Company authorized the issuance of twenty-five million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001.

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

On December 18, 2000, the board of directors announced the Company entered into a Share Exchange agreement with ModernGroove International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of ModernGroove Entertainment International, Inc., will be exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

Modern Groove Entertainment, Inc., in Vancouver, British Columbia, Canada, has been active for approximately two developing software for interactive entertainment for personal computers and the next generation of videogame consoles.

Furthermore, ModernGroove worked on developing a stream cache system that would bypasses the overcrowded Internet to deliver content without interruption even at peak hours, a necessary precondition for the establishment of any successful web broadcasting enterprise.

Due to excessive research expenses in developing this software, the Company has run out of working capital. It operations are on hold, until the Company can either find more funding, build a strategic alliance or find a positive cash flow acquisition.

1)  Principal Products and Services and Principal Markets

OVERVIEW

ModernGroove Entertainment, Inc., has been working on building an interactive music and television network that consumers will access through next-generation videogame consoles.

These consoles are high-powered PCs that sit in the living room and anchor the home entertainment systems of the future. They have better graphics than their predecessors, play DVD movies, and access the Internet at high speed - ultimately making new forms of entertainment possible.

The company's videogame industry veterans have been working with music labels and entertainment studios to develop brand-lead entertainment titles for next-generation videogame consoles. Music titles for videogame consoles constitute a relatively untapped market: less than 10 notable titles currently exist across all platforms, though recent titles have sold over a million units each.

Popular titles that are updated and re-released annually are called franchises, providing videogame developers and publishers with reliable income streams (e.g. Electronic Arts' Sports "NBA Live" and "NHL" series). Perpetual market demand for new music could assist ModernGroove's development of initial music titles into franchises.

Via these online components, the Company hoped to deliver entertainment from partner music labels and entertainment studios. Consumers could browse the network using the net-accessing browser that ships with our packaged product and entertainment is delivered to the consumer via their next-generation videogame console's high-speed modem. This would be the basis of an interactive music and television network.

Since the Company inception, it accrued $2,983,546 in operating expenses, Against no revenues, in developing their business plan. As such, the Company has run out of working capital. It operations are on hold, until the Company can either find more funding, build a strategic alliance or find a positive cash flow acquisition.

RISK FACTORS

MODG has devoted much of its time and resources in developing software in which no market has developed for its products. MODG is evaluating its future plans, business opportunities and developing a business strategy to be a going concern. That being the case, its lack of working capital has severely hampered its future growth and any change for further earnings. The company's competitors have larger research staffs, greater financial resources, and industry contacts than MODG. This places the competition at a significant advantage. MODG does not have many resources at this time, and it is questionable if the Company can remain a going concern.

(a)  Limited Operating History

The Company was first incorporated in the State of Nevada on August 6, 1998. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current software development business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.


(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of Company's growth. As of December 31, 2001, the Company had an accumulated deficit of two million nine hundred eight-three thousand five hundred forty-six ($2,983,546) dollars. The Company's operations are on hold until it can develop a strategy to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. This includes, but is not limited to an analysis of new businesses opportunities and evaluating new business strategies. In analyzing prospective businesses opportunities, the Company's management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based
On a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.


(d)  Evaluating a Business Combination

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

(f)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(g)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(h)  Competition

The Company has been involved in intense competition with other business entities, who produce computer software. Many of these competitive businesses have an edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

(i)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.


2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. If the Company can find a supplier to market their products through the Company's Internet site, then these would be considered new products marketed by the company. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.


3) Customers

The target market for MODG software products are people born after 1965, initially those who relate to the broad category called modern music: featuring European club music comprising House, Techno/Trance, and HipHop.

More specifically, ModernGroove is targeted existing game-console owners. This group of consumers represents: 78% between the ages of 18-44; 83% are male; and 42% are college students; 32% earn over $60,000 a year annually.

The Company believes that establishing and maintaining brand identity for its proprietary software products is a critical aspect of its efforts to find new customers. The Company intends to make a commitment to the creation and maintenance of its proprietary software brands.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to MODG will conduct transactions with MODG on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future software and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

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

5)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.

6) Effect of Existing or Probable Government Regulations

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

6) Research and Development Activities

The Company needs to develop and identify products that achieve market acceptance by its users. There can be no assurance that MODG, will be able to identify such products or achieve market acceptance. Accordingly, no assurance can be given that the Company's future business model will be successful or that it can sustain revenue growth or be profitable. Therefore, if the Company develops a product line which does not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

7) Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws that would effect is operations.

8) Employees

The Company currently has two (2) employees: one President and Corporate Secretary, who serve as Officers of the Company. The Company has no intention at this time to add employees.

(i) The Company's performance and success is dependent on management's ability to develop, create and execute strategies for the company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's maintains a U.S. based office at 1801 E. Tropicana, Suite 9, Las Vegas, NV 89119. Company phone number: (702) 893-2556. In a cost savings effort, during the calendar year, the Company closed its offices in Vancouver, British Columbia, Canada.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, ModernGroove Entertainment, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

On September 14, 1999, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol BRRT. At the Company's 2000 annual shareholder meeting, the shareholders approved a name change for the Company to ModernGroove Entertainment, Inc., and the Company subsequently changed its name and trading symbol to: MODG. A limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999               0.50             0.25


FISCAL 2000                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2000                 10.25             1.62
Quarter Ended June 30, 2000                   3.00             0.75
Quarter Ended September 30, 2000              1.74             0.37
Quarter ended December 31, 2000               2.25             0.47


FISCAL 2001                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2000                  0.20             0.03
Quarter Ended June 30, 2000                   0.55             0.12
Quarter Ended September 30, 2000              0.72             0.28
Quarter ended December 31, 2000               4.38             0.50


Holders
-------

The approximate number of holders of record of common stock as of December 31, 2001 was 198.

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




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The development of entertainment titles for next-generation videogame consoles represented the core business of ModernGroove Entertainment, Inc. These titles, to be sold in retail outlets, would have included a net-accessing device that would steer consumers to an interactive music.

During the twelve month operating period ended December 31, 2001, the Company generated no revenues and incurred a net loss of $(1,233,719), or a loss of $0.04 per share. The majority of this loss was a result of Costs of services and operating expenses. Since the Company inception, it accrued $2,983,546 in operating expenses, against no revenues, in developing its business plan. As of December 31, 2001, the Company had no cash reserves and accounts receivable of $3,992.

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

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence. (See "Financial Footnote 1.")

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.


Results of Operations
---------------------

As a development stage Company, the Company has yet to generate any revenues. During calendar year ended December 31, 2001, the Company experienced net losses of $(1,233,719) or a net loss of $(0.04) per share. For the calendar year, the Company incurred costs of services and operating expenses which
amounted to $1,219,648.   Since the Company inception, it accrued $2,983,546
in operating expenses, against no revenues, in developing its business plan. This includes $233,640 in property and equipment and $701,974 in software development costs. As of December 31, 2001, the Company had no cash reserves and accounts receivable of $3,992. As such, the Company has run out of working capital. It operations are on hold, until the Company can either find more funding, build a strategic alliance or find a positive cash flow acquisition.

Liquidity and Capital Resources
-------------------------------

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

On December 18, 2000, the Company entered into a Share Exchange agreement with ModernGroove Entertainment International, Inc., a separate Nevada Corporation, whereby all of the issued and outstanding shares of ModernGroove
International, Inc., was exchanged for 26,000,000 restricted common shares of the company's stock, effective January 1, 2001.

On November 22, 2000, the Company issued 350,000 shares in exchange for services. The 350,000 shares issued in December, 2000 in connection with a Form S-8 filed the U.S. Securities and Exchange Commission have been valued at their fair market value of $306,250.

On March 1, 2001, the Company issued 550,000 shares of its $0.001 par value common stock for consulting services valued at $583,000, this common stock was registered on Form S-8 filed the U.S. Securities and Exchange Commission.

LOANS PAYABLE AND LINE OF CREDIT

On January 6, 2001, the operating loan outstanding at December 31, 2000 in the amount of $83,463 was repaid in full.

Subsequently, a $314,475 operating line of credit was secured with Canadian Imperial Bank of Commerce. The credit facility is renewable in one-year increments at prime plus 3.0% with interest only payments of $6,000 per month for the first year. The line of credit is collateralized by all present and future assets of the Company and various guarantees provided by stockholders of the Company. Principal of $127,988 has been paid as of December 31, 2001.

Also in 2001, the Company received non-interest bearing advances of $451,995 from a stockholder. The notes payable are unsecured without specific repayment terms.

ITEM 7.  FINANCIAL STATEMENTS.





                       MODERNGROOVE ENTERTAINMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                     AS OF
                               DECEMBER 31, 2001

                                      AND

                             STATEMENTS OF INCOME,
                           STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                                  YEAR ENDED
                              DECEMBER 31, 2001

                               TABLE OF CONTENTS


TABLE OF CONTENTS

                                                                   PAGE
 Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-16



G. BRAD BECKSTEAD
---------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITOR'S REPORT


April 4, 2002

Board of Directors
Moderngroove Entertainment, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Moderngroove Entertainment, Inc. (the "Company") (a Development Stage Company), as of December 31, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the Balance Sheet of Moderngroove Entertainment, Inc. as of December 31, 2001, and its related statements of operations, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                        MODERNGROOVE ENTERTAINMENT, INC.
                    (FORMERLY BARRINGTON LABORATORIES, INC.)
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                           (Expressed in US Dollars)





BALANCE SHEET


                                                                December 31,
                                                                     2001
                                                                -------------
ASSETS

Current assets:
   Cash and equivalents                                         $           -
   Receivables                                                          3,992
   Prepaid consulting fees                                            291,499
   Prepaid expenses                                                   116,104
                                                                -------------
      Total current assets                                            411,595

Property and equipment, net                                           233,640
Software development costs, net                                       701,974
                                                                -------------
                                                                $   1,347,209
                                                                =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Bank overdraft                                               $       4,555
   Line of credit                                                     186,477
   Loan payable - related party                                       451,995
   Accounts payable                                                   307,047
   Accrued liabilities                                                454,488
                                                                -------------
      Total current liabilities                                     1,404,562
                                                                -------------
Commitments                                                                 -
                                                                -------------
Stockholders' (Deficit):
   Common stock, $0.001 par value, 200,000,000 shares
      authorized, 30,650,700 shares issued and outstanding             30,651
   Additional paid-in capital                                       3,033,042
   Stock subscriptions receivable                                   (120,000)
   (Deficit) accumulated during development stage                 (2,997,617)
   Accumulated other comprehensive income-
      foreign exchange translation losses                             (3,429)
                                                                -------------
                                                                     (57,353)
                                                                -------------
                                                                $   1,347,209
                                                                =============


                See accompanying notes to financial statements.

                        MODERNGROOVE ENTERTAINMENT, INC.
                    (FORMERLY BARRINGTON LABORATORIES, INC.)
                         (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED DECEMBER 31, 2001
        AND FOR THE PERIOD SEPTEMBER 20, 1999 (INCEPTION) TO DECEMBER 31, 2001


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    (unaudited)
                                                                   September 20,
                                                                        1999
                                                    Year ended    (inception) to
                                                   December 31,    December 31,
                                                       2001             2001
                                                   ------------   --------------
                                                                   (cumulative)

Revenue                                            $          -   $           -
                                                   ------------   -------------

Costs of services and operating expenses:
   Advertising and promotion                            208,149         243,494
   Contractor fees                                      291,501         342,509
   Depreciation and amortization                        128,119         307,049
   Research and development                              40,533         376,136
   General and administrative                           551,346       1,714,358
                                                   ------------   -------------
                                                      1,219,648       2,983,546
                                                   ------------   -------------

Other (expenses):
   Interest expense                                    (14,071)        (14,071)
                                                   ------------   -------------
                                                       (14,071)        (14,071)
                                                   ------------   -------------

Net (loss)                                         $(1,233,719)   $ (2,997,617)
                                                   ============   =============

Weighted average number of
   common shares outstanding - basic and fully
   diluted                                           30,471,418
                                                   ============

Net (loss) per share - basic and fully diluted     $     (0.04)
                                                   ============


                See accompanying notes to financial statements.

                        MODERNGROOVE ENTERTAINMENT, INC.
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Expressed in US Dollars)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 (Deficit)
                                                Accumulated Accumulted  Total
         Common Stock    Additional               During     Other      Stock-
      ------------------  Paid-in Subscriptions Development Comprehen. holders'
        Shares   Amount   Capital   Receivable     Stage     Income    Equity
                                                                      (Deficit)
      ---------- ------- ---------- ---------- ------------ -------- ----------
Sept. 20,
1999
Shares
issued
on
inco-
rpor-
ation          1 $     - $        - $        - $          - $      - $        -

Net
(loss)
for
the
period                                            (119,265)           (119,265)

Foreign
exchange
trans-
lation
losses                                                       (1,865)    (1,865)
      ---------- ------- ---------- ---------- ------------ -------- ----------
Balance
Dec 31,
  1999         1       -          -          -    (119,265)  (1,865)  (121,130)

Recap-
itali-
zation
of shares
issued
to fo-
under  6,249,999   6,250     56,250   (62,500)                                0

Feb 1,
2000
Shares
issued
for
compe-
nsati-
on     5,750,000   5,750    173,937   (57,500)                          122,187

Feb 1,
2000
Shares
issued
for
cash   8,000,000   8,000    242,000                                     250,000

Donated
Capital                   1,775,259                                   1,775,259

Net
(loss)
for
the
year                                            (1,644,633)         (1,644,633)

Foreign
exchange
trans-
lation
losses                                                       (1,004)    (1,004)
      ---------- ------- ---------- ---------- ------------ -------- ----------
Balance
Dec 31,
2000  20,000,000  20,000  2,247,446  (120,000)  (1,763,898)  (2,869)    380,679

Jan 2,
2001
recapitalization
pursuant to
reverse
merger  9,750,000   9,750    (9,750)

Mar 1,
2001
Shares
issued
for
consulting
servi-
ces      550,000     550    582,450                                     583,000

Sep 15,
2001
Shares
issued
for
consulting
services 350,700     351    212,896                                     213,247

Net
(loss)
for
the
year                                            (1,233,719)         (1,233,719)

Foreign
exchange
trans-
lation
losses                                                         (560)      (560)
      ---------- ------- ---------- ---------- ------------ -------- ----------
Balance
Dec 31,
2001  30,650,700 $30,651 $3,033,042 $(120,000) $(2,997,617) $(3,429) $ (57,353)
      ========== ======= ========== ========== ============ ======== ==========


                See accompanying notes to financial statements.

                        MODERNGROOVE ENTERTAINMENT, INC.
                    (FORMERLY BARRINGTON LABORATORIES, INC.)
                         (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 2001
        AND FOR THE PERIOD SEPTEMBER 20, 1999 (INCEPTION) TO DECEMBER 31, 2001
                            (Expressed in US Dollars)


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    (unaudited)
                                                                     Sept. 20,
                                                                        1999
                                                    Year ended    (inception) to
                                                   December 31,    December 31,
                                                       2001             2001
                                                   ------------   -------------
                                                                   (cumulative)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                         $(1,233,719)   $ (2,997,617)
Depreciation and amortization expense                   128,119         307,049
Shares issued for consulting services                   583,000         583,000
Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
   (Increase) decrease in receivables                     5,117         (3,992)
   (Increase) decrease in prepaid expenses            (107,481)       (116,104)
   Increase (decrease) in accounts payable               78,930         307,047
   Increase (decrease) in other accrued liabilities     435,292         454,488
                                                   ------------   -------------
Net cash (used) by operating activities               (110,742)     (1,466,129)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired upon reverse acquisition                18,923          18,923
   Purchase of fixed assets                            (12,436)       (606,854)
   Software development costs                         (463,247)       (701,974)
                                                   ------------   -------------
Net cash (used) by investing activities               (456,760)     (1,289,905)
                                                   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                   -         250,000
   Contributions by stockholder                               -       1,864,195
   Bank overdraft                                         4,555           4,555
   Line of credit                                       108,759         186,477
   Loan payable - related party                         364,015         451,995
                                                   ------------   -------------
Net cash provided by financing activities               477,329       2,757,222
                                                   ------------   -------------

Net (decrease) increase in cash                        (90,173)           1,188
Foreign exchange effect on cash                         (1,281)          (1,188)
Cash - beginning                                        100,155               -
                                                   ------------   -------------
Cash - ending                                      $          -   $           -
                                                   ============   =============

Supplemental disclosures:
   Interest paid                                   $          -   $            -
                                                   ============   ==============
   Income taxes paid                               $          -   $            -
                                                   ============   ==============

Non-cash transactions:
   Shares issued for prepaid consulting services
     less $291,501 charged to expense during the
     period                                        $    291,499   $      291,499
                                                   ============   ==============


                See accompanying notes to financial statements.

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001



BASIS OF PRESENTATION       These consolidated financial statements are
                            prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, Modern Groove
                            Entertainment, Inc. All significant intercompany balances and transactions have been eliminated on consolidation. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards
                            ("SFAS") No. 7.

                            The Company has selected December 31 as its fiscal year end.

FOREIGN CURRENCY TRANSLATION The Company's functional currency is the Canadian dollar as all operations to date have been conducted through the Company's Canadian subsidiary. These consolidated financial statements are stated in US dollars as the Company was incorporated in the United States and for comparison purposes with other industry competitors registered with the Securities and Exchange Commission ("SEC") in the United States. Assets and liabilities denominated in Canadian dollars are translated to US dollars using the exchange rate in effect at the period end date. Revenue and expenses are translated to US dollars using the average rate of exchange for the respective period. Gains and losses on exchange are recorded as comprehensive income (loss) and are reported separately in Stockholders' Equity

FINANCIAL INSTRUMENTS       The Company's financial assets and liabilities
                            consist of cash, cash in trust, receivables, bank overdraft, accounts payable, accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short term or demand nature of these assets and liabilities.

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PROPERTY AND EQUIPMENT      Property and equipment is stated at cost less
                            accumulated depreciation. Depreciation based on the estimated useful life of the asset is calculated at the following rates:

                            Computer equipment   - 30% diminishing-balance
                            basis
                            Computer software    - 50% diminishing-balance
                            basis
                            Office equipment     - 20% diminishing-balance
                            basis
                            Audio and sound
                              equipment          - 20% diminishing-balance
                            basis

                            Leasehold improvements are depreciated over the remaining term of the underlying premises lease which approximates its estimated useful life.

                               MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2001


PROPERTY AND EQUIPMENT
CONTINUED                   Direct costs associated with the development of
                            the features, content and functionality of the Company's website incurred during the application development stage are capitalized and will be amortized over the estimated useful life of 3 years once development is complete.


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

IMPAIRMENT OF LONG-LIVED
ASSETS On a quarterly basis, the Company evaluates the future recoverability of its property and equipment and deferred software development costs in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets or the business to which such assets relate. No impairment was required to be recognized during the periods presented in these financial statements.

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                            For the period from September 20, 1999 (date of inception) to December 31, 2001 there were no common equivalent shares granted or outstanding.

                               MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




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

                               MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     (EXPRESSED IN US DOLLARS)

DECEMBER 31, 2001


1.    Nature of Business and Continuing Operations
    The Company, a development stage company, was incorporated under the laws of the State of Nevada on September 20, 1999 and carries on operations through its wholly-owned British Columbia subsidiary, moderngroove entertainment, inc. The Company is developing an interactive music and television network that consumers will access through next-generation videogame consoles. In January 2001, the Company's stockholders completed a share exchange agreement with Barrington Laboratories, Inc. ("Barrington", Note 9), an inactive Nevada company, which resulted in the Company becoming a wholly-owned subsidiary of Barrington. The common stock of Barrington is traded on the National Association of Securities Dealers Over-the-Counter Bulletin Board and was registered with the Securities and Exchange Commission in the United States.

    These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3.0 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3,000,000 within the upcoming year. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

                               MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


2.  LOANS PAYABLE AND LINE OF CREDIT

    a) On January 6, 2001, the operating loan outstanding at December 31, 2000 in the amount of $83,463 was repaid in full.

    b) Subsequently, a $314,475 operating line of credit was secured with Canadian Imperial Bank of Commerce. The credit facility is renewable in one-year increments at prime plus 3.0% with interest only payments of $6,000 per month for the first year. The line of credit is collateralized by all present and future assets of the Company and various guarantees provided by stockholders of the Company. Principal of $127,988 has been paid as of December 31, 2001.

    c) Also in 2001, the Company received non-interest bearing advances of $451,995 from a stockholder. The notes payable are unsecured without specific repayment terms.

3. PROPERTY AND EQUIPMENT


                                           2001                 2000
                                ----------------------------------------------
                                            ACCUMULATED            Accumulated
                                   COST    DEPRECIATION     Cost   Depreciation
                                ---------  ------------  --------- ------------
    Computer equipment          $336,126     $155,632     $326,370     $101,482
    Leasehold improvements        75,307       59,547       75,307       26,799
    Computer software             73,592       65,744       72,560       36,816
    Office equipment              33,303       20,159       32,249        6,554
    Audio and sound equipment     26,697       10,877       26,697        5,558
    Website development costs     48,446       48,446       48,446            -
                                ---------  ------------  --------- ------------
                                 594,065      360,425      581,629      177,209
                                ===============================================
     Net book value                           $233,640                 $404,420
                                           ====================================

-------------------------------------------------------------------------------

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




4.  SOFTWARE DEVELOPMENT COSTS
                                                         2000           2000
                                                    --------------------------
    Salaries and employee benefits                  $   295,212
     209,667
    Consulting fees                                           -         29,060
                                                    --------------------------
                                                    $   295,212       $238,727
                                                    ==========================

------------------------------------------------------------------------------

5.  SHARE CAPITAL

    The Company was incorporated on September 20, 1999 in the State of Nevada with the issuance of one share of common stock and has been the sole stockholder of its subsidiary (Modern Groove Entertainment Inc.) since that date. The Company's founder recapitalized the Company whereby his shareholdings were increased to 6,250,000 shares of common stock at $0.01 per share being the estimated fair value of the Company at incorporation. The recapitalized shares were not issued until February 1, 2000. Also on February 1, 2000, certain key employees of the Company's subsidiary subscribed for a total of 5,750,000 shares of common stock at $0.01 per share. The estimated fair value of the shares of the Company on that date was $0.03125 per share. Accordingly, compensation expense totalling $122,187 has been recognized in respect of shares issued to these employees. Such amount was included in Salaries and employee benefits in the Statement of Operations in the year ended December 31, 2000. Consideration for the shares issued on recapitalization and to employees was the receipt of promissory notes totalling $120,000. The notes are unsecured, non-interest bearing and repayable on demand. The underlying common stock, and the Barrington common stock subsequently exchanged, is held in trust by the Company as collateral against the notes receivable.

    Also on February 1, 2000, the Company issued 8,000,000 shares of common stock to a Canadian company in exchange for total proceeds of $250,000 and an agreement to provide the Company with $2 million of working capital financing on a non-interest bearing basis. Repayment of amounts advanced would only occur if the Company did not go public. To December 31, 2000 the Company received $1,775,259 under this agreement. Upon closing the share exchange agreement with Barrington (Note 9), the advances have been classified as additional paid-in capital.

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




    On January 2, 2001, the Company issued 26 million shares of its $0.001 par value common stock pursuant to a "reverse-merger" agreement with Modern Groove Entertainment International, Inc. (Note 6).

    On March 1, 2001, the Company issued 550,000 shares of its $0.001 par value common stock for consulting services valued at $583,000, based on the trading price of the Company's common stock on that date. The consulting services are being amortized on a straight-line basis over the nine-month term of the contract. During the year ended December 31, 2001, $291,501 was charged to expense as contractor fees, leaving $291,499 recorded as prepaid expense at December 31, 2001.


------------------------------------------------------------------------------

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
6.  RESEARCH AND DEVELOPMENT

    The Company expensed the following software research and development costs during the period:



                                                                    Period from
                                                             September 20, 1999
                                                 YEAR ENDED (date of inception)
                                                DECEMBER 31      to December 31
                                                       2001                2001
                                                -------------------------------
    Salaries and employee benefits              $    40,533 $           231,486
    Consulting fees                                       -              84,784
                                                -------------------------------
                                                $    40,533 $           316,270
                                                ===============================

-------------------------------------------------------------------------------

7.  INCOME TAXES

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


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                     U.S federal statutory rate      (34.0%)

                     Valuation reserve                 34.0%
                                                     -------
                     Total                                -%
                                                     =======

                                MODERN GROOVE ENTERTAINMENT INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


As of December 31, 2001, the Company has a net operating loss carryforward of approximately $3,000,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2001.



8.  REVERSE ACQUISITION WITH BARRINGTON ...

      On December 18, 2000, the Company entered into an agreement with Barrington Laboratories, Inc. whereby Barrington would acquire all the issued and outstanding common stock of the Company in exchange for
      26 million voting shares of Barrington common stock. Barrington was incorporated in the State of Nevada on August 6, 1998 and was inactive from incorporation to the acquisition date. The acquisition closed and
      the shares were exchanged on January 2, 2001.   (Note 5)

-----------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pursuant to Section 31(a)(1) the Investment Company Act of 1940 "Accountants and Auditors," due to the death of the Company's auditor, the Company's board of directors held a special meeting and voted to replace its auditor, until the Company's new auditor can be ratified by the majority of the Company's shareholders. The Company filed a Current Report with the SEC on March 7, 2001 to Change Auditors for the coming fiscal year.

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

During the two most recent fiscal years and any subsequent interim period preceding the replacement of Barry Friedman, CPA, its former accountant, there were no disagreements between the Company and Barry Friedman, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its reports.

On March 15, 2000 the Registrant engaged G. Brad Beckstead, CPA as its principal accountant to audit the Registrant's financial statements as successor to David Coffey. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted G. Brad Beckstead, CPA regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did G. Brad Beckstead, CPA provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted
G. Brad Beckstead, CPA on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of ModernGroove Entertainment, Inc. as of December 31, 2001.


Name                   Age                       Title
--------------------------------------------------------------
John Stroppa           33                        President/CEO


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

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Modern Groove Entertainment, Inc.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, the sole Company officer/director did not receive any compensation during the fiscal year ended December 31, 2001.

                           Summary Compensation Table


               Name and Principal Position -- Annual Compensation
               ---------------------------    --------------------

                                                             Number of Shares
                                                             Underlying
    Name         Position                   Salary   Bonus   Options (#)
    ----         --------                   -------- ----------------------
John Stroppa     President                  None     None    None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2001, by each person known by the Company to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


                                            Amount of Common     Percent of
                                                  Stock         Common Stock
                                                Beneficially    Beneficially
Name                              Position        Owned           Owned (6)
-----------------------------------------------------------------------------
John Stroppa (1)                  President/CEO  8,686,000           27.6%
Keith Laker (2)                   Shareholder    3,126,903           10.2%
ModernGroove Entertainment,
  Inc., Employee Stock Fund (3)   Shareholder    2,799,600            9.1%
Adrian Crook (4)                  Shareholder    1,600,000            5.2%
Steven Zur (5)                    Shareholder    1,680,000            5.2%
                                                ----------           -----
TOTALS:                                         17,892,503           57.3%

All Executive Officers and
   Directors as a Group (1 person)               8,686,000           27.6%


1)  John Stroppa, 303-280 Nelson Street, Vancouver, B.C.
2) The 3,126,903 shares of Common Stock beneficially owned by Willow Trust, 1 Pier Steps St., Peter Port, Guernsey, UK, are controlled by Keith Laker.
3)  ModernGroove Entertainment, Inc., 1685 West 5th Avenue, Vancouver, B.C.
4)  Adrian Crook, 2302, 1008 Cambie Street, Vancouver, B.C.
5)  Steven Zur, 507, 610 Jervis Street, Vancouver, B.C.

6) Based upon 30,650,700 outstanding shares of common stock (subsequent to the share exchange agreement).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of
G. Brad Beckstead, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. He is paid on a fee for service basis.

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:


EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed August 6, 1998(1)

  3.2    By-Laws of the Company adopted September 23, 1998(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate (2)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from Barry L. Friedman, CPA (1)
   23.2  Letter of Consent from Barry L. Friedman, CPA (3)
   23.3  Letter of Consent from G. Brad Beckstead, CPA (4)


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

(3) Previously filed as an exhibit to our annual report on Form 10KSB, which was filed on March 27, 2001, and incorporated herein by reference.

(4)  Filed herewith.

(b)  REPORTS ON FORM 8-K

ModernGroove filed one Current Report during the fiscal year ended December 31, 2000, dated December 18, 2000, on Form 8-K containing information pursuant to
Item 5 ("Other Materially Important Events"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements and Exhibits") entitled "Share Exchange Agreement."

The Company filed a Current Report on Form 8-K, dated February 20, 2001, containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 6 ("Resignations of Registrant's Directors"); and Item 7 ("Financial Statements") entitled "ModernGroove Entertainment International, Inc. Audited Consolidated Financial Statements and Unaudited Pro Forma Consolidated Financial Information." This Current Report was subsequently amended on Form 8-K, and filed on April 6, 2001.

The Company filed a Current Report on Form 8-K, dated March 7, 2001 containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." This Current Report was subsequently amended on Form 8-K, and filed on April 3, 2001.

The Company filed a Current Report on Form 8-K, dated March 27, 2001 containing information pursuant to Item 1 ("Changes in Control of Registrant") entitled "Changes in Corporate Directors."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 5, 2002              ModernGroove Entertainment, Inc.
                                    --------------------------------
                                               Registrant

                                     By:  /s/ Arthur W. Skagen
                                          -----------------------
                                          Arthur W. Skagen
                                          Solicitor