Form 10QSB
period 2002-03-31
MODERNGROOVE ENTERTAINMENT INC
filed 2002-05-20
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                         Commission File Number: 0-26073
----------------------------------------------------------------------------

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

                                                          Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 30,650,700 issued and outstanding as of March 31, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                                 Copies to:
                             Thomas C. Cook, Esq.
                       Thomas C. Cook & Associates, Ltd.
                         4955 South Durango, Suite 214
                            Las Vegas, Nevada 89113
                             Phone:  (702) 952-8520
                             Fax:    (702) 952-8521

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Consolidated Balance Sheet (unaudited)...............   5
          Consolidated Statements of Operations(unaudited).....   6
          Consolidated Statements of Cash Flows (unaudited)....   7
          Notes to Consolidated Financial Statements...........   8

Item 2.  Management's Plan
         of Operation..........................................   9

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  13

Item 2.   Changes in Securities and Use of Proceeds............  13

Item 3.   Defaults upon Senior Securities......................  13

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  13

Item 5.   Other Information....................................  13

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                      Moderngroove Entertainment, Inc.
                   [formerly Barrington Laboratories, Inc.]
                        (a Development Stage Company)
                         Consolidated Balance Sheet
                         (Expressed in US Dollars)
                                 (Unaudited)

CONSOLIDATED BALANCE SHEET

                                                                  March 31,
                                                                    2002
                                                                -----------
Assets
Current assets:
   Cash and equivalents                                         $        -
   Receivables                                                       3,992
   Prepaid consulting fees                                         291,499
   Prepaid expenses                                                116,104
                                                               -----------
     Total current assets                                          411,595

Property and equipment, net                                        233,640
Software development costs, net                                    701,974
                                                               -----------
                                                               $ 1,347,209
                                                             =============
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Bank overdraft                                              $     4,555
   Line of credit                                                  186,477
   Loan payable-related party                                      451,995
   Accounts payable                                                307,047
   Accrued liabilities                                             454,488
                                                               -----------
     Total current liabilities                                   1,404,562
                                                               -----------
Commitments                                                              -
                                                               -----------

Stockholders' Equity:
  Common stock, $0.001 par value,
   200,000,000 shares authorized,
    30,650,700 shares issued and outstanding                       30,651

  Additional paid-in capital                                    3,033,042
  Stock subscriptions receivable                                 (120,000)
  Deficit accumulated during development stage                 (2,997,617)
     Accumulated other comprehensive income
    foreign exchange translation losses                            (3,429)
                                                               -----------
                                                                  (57,353)
                                                               -----------
                                                               $ 1,347,209
                                                               ===========


The accompanying notes are an integral part of these financial statements.

                     Moderngroove Entertainment, Inc.
               [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                 Consolidated Statements of Operations
           for the three months ending March 31, 2002 and 2001
 and for the period September 20, 1999 (Inception) to March 31, 2002
                        (Expressed in US Dollars)
                                (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               September 20,
                                        Three Months Ending        1999
                                             March 31,         (Inception) to
                                       --------------------       March 31,
                                           2002       2001         2002
                                        ---------  ---------  ------------
                                                              (cumulative)
Revenue                                $        -   $       -   $         -
                                       ----------   ---------    ----------
Costs of services and
operating expenses:
  Advertising and promotion                     -      10,932       243,494
  Contractor fees                               -      90,806       342,509
  Depreciation and amortization                 -      42,264       307,049
  Research and development                      -      40,533       376,136
  General and administrative                    -     379,544     1,714,358
                                       ----------    ---------   ----------
                                                -     564,079     2,983,546
                                       ----------    ---------   ----------

Other income (expenses):
  Interest expense                              -      (9,554)       (9,554)
                                          --------  ----------   -----------
                                                -      (9,554)       (9,554)
                                          --------  ----------  ------------
Net (loss)                             $        -   $(573,633)  $(2,993,100)
                                       ===========  ==========  ============
Weighted average number of
common shares outstanding               30,471,418  30,290,144
                                        ==========  ==========

Net (loss) per share -
  basic and diluted                     $        -   $  (0.02)
                                        ==========   =========


The accompanying notes are an integral part of these financial statements.

                    Moderngroove Entertainment, Inc.
                [formerly Barrington Laboratories, Inc.]
                      (a Development Stage Company)
                  Consolidated Statement of Cash Flows
          for the three months ending March 31, 2002 and 2001
 and for the period September 20, 1999 (Inception) to March 31, 2002
                         (Expressed in US Dollars)
                               (unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                September 20,
                                            Three Months Ending      1999
                                              March 31,        (Inception) to
                                         ---------------------     March 31,
                                              2002       2001       2002
                                           ---------  ---------  ------------
                                                                 (cumulative)
Cash flows from operating activities
Net (loss)                              $            $(573,633)  $(2,997,617)
Depreciation and amortization expense             -     42,264       307,049
Shares issued for consulting services             -     97,167       583,000
Adjustments to reconcile net(loss) to
 net cash (used) by operating activities:
  (Increase) decrease in receivables              -      1,966        (3,992)
  (Increase) decrease in prepaid expenses         -   (107,481)     (116,104)
  Increase (decrease) in accounts payable         -     61,397       307,047
  Increase (decrease) in
    other accrued liabilities                     -    217,284      454,488
                                          ---------  ---------    -----------
Net cash (used) by operating activities           -   (261,127)   (1,466,129)
                                          ---------  ---------    -----------
Cash flows from investing activities
  Cash acquired upon reverse acquisition          -     18,923        18,923
  Purchase of fixed assets                        -    (12,436)     (606,854)
  Software development costs                      -   (295,212)     (701,974)
                                          ---------  ---------    -----------
Net cash used by investing activities      (456,760)         -    (1,283,047)
                                          ---------  ---------    -----------
Cash flows from financing activities
  Issuance of common stock                        -          -       250,000
  Contributions by stockholder                    -          -     1,864,195
  Bank overdraft                                  -    (46,419)        4,555
  Line of credit                                  -    231,012       186,477
  Loan payable-related party                      -    266,385       451,955
                                          ---------  ---------    -----------
Net cash provided by financing activities         -    450,978     2,757,222
                                          ---------  ---------    -----------
Net (decrease) increase in cash                   -    (98,874)        1,188
Foreign exchange effect on cash                   -     (1,281)       (1,188)
Cash - beginning                                  -    100,155             -
                                          ---------  ---------    -----------
Cash - ending                             $       -  $       -    $        -
                                          ========== =========    ==========
Supplemental disclosures:
   Interest paid                          $       -  $       -    $        -
                                          =========  =========    ==========
   Income taxes paid                      $      -   $       -    $       -
                                          =========  =========    ==========
   Non-cash transactions:
      Shares issued for prepaid consulting
       services less $291,501 charged
       to expense during the period       $      -   $  485,833   $  291,499
                                          =========  ==========   ==========




The accompanying notes are an integral part of these financial statements.

===============================================================================
                                               MODERNGROOVE ENTERTAINMENT, INC.
                                       [FORMERLY BARRINGTON LABORATORIES, INC.]
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (EXPRESSED IN US DOLLARS)
MARCH 31, 2002
-------------------------------------------------------------------------------


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company and Modern Groove Entertainment International, Inc. for the year ended March 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.8 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These  conditions  raise substantial  doubt  about  the  Company's  ability  to
continue as a going  concern.   These  financial  statements do not include any
adjustments that might arise from this uncertainty.


1.  SUBSEQUENT EVENTS - BANKRUPTCY PROCEEDINGS

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. They state in their Bankruptcy Petition that "Moderngroove Entertainment, Inc., is justly and truly indebted to us in the sum of $304,482.40 together with interest calculated form February 8, 2002 and costs." The Canadian corporation has ceased operations in Canada. The U.S. Company will continue to operate in its ordinary course of business as it has no debt. The Company will prepare a plan of reorganization.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Moderngroove is a Nevada corporation with business offices in Vancouver, British Columbia. It carried on business through the British Columbia subsidiary of its wholly-owned subsidiary, Modern Groove Entertainment
Inc., a Nevada corporation which maintained offices in Vancouver, BC.
The Company was formed in Nevada on August 6, 1998 under the name Barrington Laboratories, Inc. On January 2, 2001, the Company acquired all the issued and outstanding shares of Modern Groove Entertainment International, Inc. ("International"). In connection with the acquisition, the Company changed its corporate name to Moderngroove Entertainment Inc. The acquisition was completed by share exchange reorganization whereby we acquired all the issued and outstanding shares of International in exchange for the issuance of 26 million shares of our common stock. Moderngroove carried on operations through its British Columbia subsidiary, Modern Groove Entertainment Inc.

ModernGroove Entertainment, Inc. currently has no revenues from operations. The company's original business strategy was focused on developing videogames for next-generation videogame consoles, such as the Sony PlayStation 2.

Based on adverse market conditions and the cost to develop software programs, the Company ran out of money and the former management did not focus on completing its original business plan. The Company is currently assessing various options and other business strategies.

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of
Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. They state in their Bankruptcy Petition that "Moderngroove Entertainment, Inc., is justly and truly indebted to us in the sum of $304,482.40 together with interest calculated form February 8, 2002 and costs." The Canadian corporation has ceased operations in Canada. The U.S. Company will continue to operate in its ordinary course of business as it has no debt.

Management currently believes the Company needs to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. The Company's acting President is investigating potential business opportunities, as authorized by the Board of Directors. The Board has placed no limitations on the type of business or industry to consider. Currently, MODG has no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to MODG's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, without imitation, the lack of broad acceptance of the company's products and the inability of the Company to generate revenues, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.


Going Concern - As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,993,100 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. There is no assurance that any such activity initiated by the Company will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company had no dilutive common stock equivalents such as stock options or warrants as of March 31, 2002.


Results of Operations
---------------------

The following is a limited discussion of the results of operations for the three months ended March 31, 2002 as the company is currently inactive. As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues in the foreseeable future. During the first three months ended, March 31, 2002, the Company had no revenues nor expenses, this compares to no revenues and $573,666 in expenses for the same period last year. The Company has an accumulated net loss of $2,993,100 since its inception on September 20, 1999. As stated, during the First Quarter of this calendar year the Company has been inactive. Miscellaneous expenses to keep the Company active were covered by the acting President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

Without any operating business or material assets, the Company will remain inactive until such time as management identifies strategic opportunities, finds additional funding, completes an acquisition of, or merger with an operating company. No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had no working capital. It is currently solely dependent on its acting president who advanced the Company funding during its software development stage.

The Company believes that any available cash or available borrowings which may be available or obtained through credit facility or from individuals, may not be sufficient to meet operating needs and capital expenditure requirements in the immediate future.

Going forward, significant cash flow will be needed to pay the restructuring costs to implement any proposed business plan and to fund losses until the Company can become profitable. While there is no assurance that funding will be available to execute any proposed plan, the Company is continuing to seek financing to support its turnaround efforts.

The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the December 31, 2001, financial statements. The paragraph states that the Company's recurring losses and its inability to secure working capital financing raise substantial doubt about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Existing cash flow is not expected to be sufficient to cover liquidity requirements after March 31, 2002, and the Company is currently does not have adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented during this calendar year.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division. They state in their Bankruptcy Petition that "Moderngroove Entertainment, Inc., is justly and truly indebted to us in the sum of $304,482.40 together with interest calculated form February 8, 2002 and costs."

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of
Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. They state in their Bankruptcy Petition that "Moderngroove Entertainment, Inc., is justly and truly indebted to us in the sum of $304,482.40 together with interest calculated form February 8, 2002 and costs." The Canadian corporation has ceased operations in Canada.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

On April 19, 2002, shareholders representing in excess of fifty-one (51) percent of the common stock voted to remove Mr. John Stroppa, as President and Director of the Company. He was removed due to his failure to follow the company's original business plan, which was prepared and presented by John Stroppa to individuals who invested funds in the Company with the belief the business plan would be executed. The special shareholder meeting was organized by Mr. Arthur W. Skagen, solicitor, shareholder and largest unsecured creditor to the Company. Additionally, under Nevada law, NRS 78.335(5) the shareholders voted to fill the Director vacancy with Mr.
Arthur W. Skagen. He will hold office for the unexpired term of his predecessor and/or until his successor is elected and qualified.

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

(b)  REPORTS ON FORM 8-K

Moderngroove filed a Current Report dated April 12, 2002, on Form 8-K containing information pursuant to Item 1 ("Changes in Control of Registrant") entitled, "Change of officers;" Item 3 ("Bankruptcy or Receivership"); Item 6 ("Resignations of Registrant's Directors"), entitled "Newly appointed director to fill vacancy"; and Item 7 ("Canadian Bankruptcy Petition and Notice of Hearing of Petition.")

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 20, 2002                Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

                                     By:  /s/ Arthur W. Skagen
                                          -----------------------
                                          Arthur W. Skagen
                                          Acting President/Secretary