Form 10QSB
period 2002-06-30
MODERNGROOVE ENTERTAINMENT INC
filed 2002-07-25
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                         Commission File Number: 0-26073
----------------------------------------------------------------------------

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

                                                          Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 30,650,700 issued and outstanding as of June 30, 2002. Preferred
Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2002.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2002, follow.

                     MODERNGROOVE ENTERTAINMENT, INC.
                 (Formerly Barrington Laboratories, Inc.)
                      (a Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                       (Expressed in US Dollars)
                               (Unaudited)


CONSOLIDATED BALANCE SHEET

                                                                  June 30,
                                                                    2002
                                                             ------------------
ASSETS

Current assets:
  Cash and equivalents                                       $                -
  Receivables                                                             3,992
  Prepaid consulting fees                                               291,499
  Prepaid expenses                                                      116,104
                                                             ------------------
    Total current assets                                                411,595

Property and equipment, net                                             233,640
Software development costs, net                                         701,974
                                                             ------------------

                                                             $        1,347,209
                                                             ==================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Bank overdraft                                             $            4,555
  Line of credit                                                        186,477
  Loan payable - related party                                          451,995
  Accounts payable                                                      307,047
  Accrued liabilities                                                   454,488
                                                             ------------------
    Total current liabilities                                         1,404,562
                                                             ------------------

Commitments                                                                   -
                                                             ------------------

Stockholders' (Deficit):
  Common stock, $0.001 par value, 200,000,000 shares
    authorized, 30,650,700 shares issued and outstanding                 30,651
  Additional paid-in capital                                          3,033,042
  Stock subscriptions receivable                                      (120,000)
  (Deficit) accumulated during development stage                    (2,997,617)
  Accumulated other comprehensive income -
    foreign exchange translation losses                                 (3,429)
                                                             ------------------
                                                                       (57,353)
                                                             ------------------

                                                             $        1,347,209
                                                             ==================


                     MODERNGROOVE ENTERTAINMENT, INC.
                 (Formerly Barrington Laboratories, Inc.)
                      (a Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD SEPTEMBER 20, 1999 (INCEPTION) TO JUNE 30, 2002
                               (Unaudited)



CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 September 20,
                       Three months ended    Six months ended         1999
                             June 30,             June 30,       (Inception) to
                     --------------------- ---------------------   June 30,
                        2002       2001       2002       2001         2002
                     ---------- ---------- ---------- ---------- --------------
                                                                  (cumulative)

Revenue              $        - $        - $        - $        - $            -
                     ---------- ---------- ---------- ---------- --------------

Costs of services
 and operating
 expenses:
   Advertising and
    promotion                 -    197,214          -    208,149        243,494
   Contractor fees            -          -          -     90,806        342,509
   Depreciation and
    amortization              -     44,047          -     86,311        307,049
   Research and
    development               -          -          -     40,533        376,136
   General and
    administrative            -    162,957          -    542,501      1,714,358
                     ---------- ---------- ---------- ---------- --------------
                              -    404,218          -    968,300      2,983,546
                     ---------- ---------- ---------- ---------- --------------

Other (expenses):
   Interest expense           -    (9,554)          -    (9,554)        (9,554)
                     ---------- ---------- ---------- ---------- --------------
                              -    (9,554)          -    (9,554)        (9,554)
                     ---------- ---------- ---------- ---------- --------------

Net (loss)           $        - $(413,772) $        - $(977,854) $  (2,993,100)
                     ========== ========== ========== ========== ==============

Weighted average
 number of common
 shares outstanding-
 basic and fully
 diluted             30,650,700 30,290,144 30,650,700 30,471,418
                     ========== ========== ========== ==========

Net (loss) per share-
 basic and fully
 diluted             $     0.00 $   (0.01) $     0.00 $   (0.03)
                     ========== ========== ========== ==========


                     MODERNGROOVE ENTERTAINMENT, INC.
                 (Formerly Barrington Laboratories, Inc.)
                      (a Development Stage Company)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
    AND FOR THE PERIOD SEPTEMBER 20, 1999 (INCEPTION) TO JUNE 30, 2002
                        (Expressed in US Dollars)
                               (Unaudited)


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 September 20,
                                             Six months ended          1999
                                                  June 30,       (Inception) to
                                            -------------------      June 30,
                                             2002       2001           2002
                                            -------  ----------  --------------
                                                                  (cumulative)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                  $     -  $(977,854)  $  (2,997,617)
Depreciation and amortization expense             -      86,311         307,049
Shares issued for consulting services             -     194,334         583,000
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  (Increase) decrease in receivables              -       5,312         (3,992)
  (Increase) decrease in prepaid expenses         -   (112,351)       (116,104)
  Increase (decrease) in accounts payable         -     280,646         307,047
  Increase (decrease) in other accrued
   liabilities                                    -     414,601         454,488
                                            -------  ----------  --------------
Net cash (used) by operating activities           -   (109,001)     (1,466,129)
                                            -------  ----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired upon reverse acquisition          -      18,923          18,923
  Purchase of fixed assets                        -    (12,436)       (606,854)
  Software development costs                      -   (492,207)       (701,974)
                                            -------  ----------  --------------
Net cash (used) by investing activities           -   (485,720)     (1,289,905)
                                            -------  ----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                        -           -         250,000
  Contributions of stockholder                    -           -       1,864,195
  Bank overdraft                                  -    (49,579)           4,555
  Line of credit                                  -     298,660         186,477
  Loan payable - related party                    -     249,026         451,995
                                            -------  ----------  --------------
Net cash provided by financing activities         -     498,107       2,757,222
                                            -------  ----------  --------------

Net (decrease) increase in cash                   -    (96,614)           1,188
Foreign exchange effect on cash                   -     (1,281)         (1,188)
Cash - beginning                                  -     100,155               -
                                            -------  ----------  --------------
Cash - ending                               $     -  $    2,260  $            -
                                            =======  ==========  ==============

Supplemental disclosures:
  Interest paid                             $     -  $        -  $            -
                                            =======  ==========  ==============
  Income taxes paid                         $     -  $        -  $            -
                                            =======  ==========  ==============
  Non-cash transactions:
    Shares issued for prepaid consulting
     services less $194,334 charged to
     expense during the period              $     -  $  388,666  $      291,499
                                            =======  ==========  ==============


===============================================================================
                                               MODERNGROOVE ENTERTAINMENT, INC.
                                       (formerly Barrington Laboratories, Inc.)
                                                  (A development stage company)
                                     Notes to Consolidated Financial Statements
                                                      (Expressed in US Dollars)
June 30, 2002
-------------------------------------------------------------------------------

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company and Modern Groove Entertainment International, Inc. for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.8 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

BANKRUPTCY PROCEEDINGS

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. They state in their Bankruptcy Petition that "Moderngroove Entertainment, Inc., is justly and truly indebted to us in the sum of $304,482.40 together with interest calculated form February 8, 2002 and costs." The Canadian corporation has ceased operations in Canada. The U.S. Company will continue to operate in its ordinary course of business, as it has no debt. The Company will prepare a plan of reorganization.

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

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of
Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. They state in their Bankruptcy Petition that "Moderngroove Entertainment, Inc., is justly and truly indebted to us in the sum of $304,482.40 together with interest calculated form February 8, 2002 and costs." The Canadian corporation has ceased operations in Canada. The U.S. Company will continue to operate in its ordinary course of business as it has no debt. The Canadian Division plans to prepare a plan of reorganization.

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


Going Concern - As at June 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,993,100 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. There is no assurance that any such activity initiated by the Company will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company had no dilutive common stock equivalents such as stock options or warrants as of June 30, 2002.


Results of Operations
---------------------

The following is a limited discussion of the results of operations for the six months ended June 30, 2002 as the company is currently inactive. As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues in the foreseeable future. During the six month period ended, June 30, 2002, the Company had no revenues nor expenses, this compares to no revenues and $977,854 in expenses for the same period last year. The Company has an accumulated net loss of $2,993,100 since its inception on September 20, 1999. As stated, during the Second Quarter of this calendar year the Company has been inactive. Miscellaneous expenses to keep the Company active were covered by the acting President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

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

Liquidity and Capital Resources
-------------------------------

At June 30, 2002, the Company had no working capital. It is currently solely dependent on its acting president who advanced the Company funding during its software development stage.

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

Existing cash flow is not expected to be sufficient to cover liquidity requirements after June 30, 2002, and the Company is currently does not have adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented during this calendar year.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

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

Date:    July 24, 2002               Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

                                     By:  /s/ Arthur W. Skagen
                                          -----------------------
                                          Arthur W. Skagen
                                          Acting President/Secretary