Form 10QSB
period 2002-09-30
MODERNGROOVE ENTERTAINMENT INC
filed 2002-11-14
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------
                         Commission File Number: 0-26073
----------------------------------------------------------------------------

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

                                                          Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 30,650,700 issued and outstanding as of September 30, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2002.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow.

Beckstead and Watts, LLP
Certified Public Accountants
                                                        3340 Wynn Road, Suite C
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Moderngroove Entertainment, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying consolidated balance sheets of Moderngroove Entertainment, Inc. (the "Company") (a development stage company) as of
September 30, 2002 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and for the period September 20, 1999 (Inception) to September 30, 2002, and statements of cash flows for the nine-months ended September 30, 2002 and 2001 and for the period September 20, 1999 (Inception) to September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Moderngroove Entertainment, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in his report dated April 4, 2002, he expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

November 11, 2002

                         Moderngroove Entertainment, Inc.
                     (formerly Barrington Laboratories, Inc.)
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                           (Expressed in US Dollars)
                                   (Unaudited)


Consolidated Balance Sheet (Expressed in US Dollars)(Unaudited)

                                                                  September 30,
                                                                       2002
                                                                  -------------
Assets

Current assets:
   Cash and equivalents                                           $           -
   Receivables                                                            3,992
   Prepaid consulting fees                                              291,499
   Prepaid expenses                                                     116,104
                                                                  -------------
     Total current assets                                               411,595

Property and equipment, net                                             233,640
Software development costs, net                                         701,974
                                                                  -------------
                                                                  $   1,347,209
                                                                  =============
Liabilities and Stockholders' (Deficit)

Current liabilities:
   Bank overdraft                                                 $       4,555
   Line of credit                                                       186,477
   Loan payable - related party                                         451,995
   Accounts payable                                                     307,047
   Accrued liabilities                                                  454,488
                                                                  -------------
     Total current liabilities                                        1,404,562
                                                                  -------------

Commitments                                                                   -
                                                                  -------------

Stockholders' (Deficit):
   Common stock, $0.001 par value, 200,000,000 shares
     authorized, 30,650,700 shares issued and outstanding                30,651
   Additional paid-in capital                                         3,033,042
   Stock subscriptions receivable                                      (120,000)
   (Deficit) accumulated during development stage                    (2,997,617)
   Accumulated other comprehensive income-
     foreign exchange translation losses                                 (3,429)
                                                                  --------------
                                                                        (57,353)
                                                                  --------------
                                                                  $   1,347,209
                                                                  =============

The accompanying notes are an integral part of these financial statements.

                         Moderngroove Entertainment, Inc.
                     (formerly Barrington Laboratories, Inc.)
                          (a Development Stage Company)
                      Consolidated Statements of Operations
      for the three months and nine months ended September 30, 2002 and 2001 and for the period September 20, 1999 (Inception) to September 30, 2002
                                   (Unaudited)


Consolidated Statements of Operations (Unaudited)

                                                                  September 20,
                       Three Months Ending    Nine Months Ending       1999
                          September 30,       September 30,       (inception) to
                      ---------------------  -------------------- September 30,
                         2002       2001       2002       2001        2002
                      ---------- ----------  --------- ----------  ------------
                                                                   (cumulative)
Revenue               $        - $        -  $       - $        -  $           -
                      ---------- ----------  --------- ----------  ------------

Costs of services
and operating expenses:
   Advertising and
     promotion                 -    197,214          -    208,149       243,494
   Contractor fees             -          -          -     90,806       342,509
   Depreciation and
     amortization              -     44,047          -     86,311       307,049
   Research and
     development               -          -          -     40,533       376,136
   General and
     administrative            -    162,957          -    542,501     1,714,358
                      ---------- ----------  --------- ----------  ------------
                               -    404,218          -    968,300     2,983,546
                      ---------- ----------  --------- ----------  ------------

Other (expenses):
   Interest expense            -     (9,554)         -     (9,554)       (9,554)
                      ---------- ----------- --------- ----------- -------------
                               -     (9,554)         -     (9,554)       (9,554)

Net (loss)            $        - $ (413,772) $       - $ (977,854) $ (2,993,100)
                      ========== =========== ========= =========== =============
Weighted
 average
   number of
   common shares
   outstanding -
   basic and fully
   diluted            30,650,700 30,290,144  30,650,700 30,471,418
                      ========== ==========  ========== ==========

Net (loss) per share -
   basic and fully
   diluted            $        - $    (0.01) $        - $    (0.03)
                      ========== =========== ========== ===========

The accompanying notes are an integral part of these financial statements.

                         Moderngroove Entertainment, Inc.
                     (formerly Barrington Laboratories, Inc.)
                          (a Development Stage Company)
                      Consolidated Statement of Cash Flows
              for the nine months ended September 30, 2002 and 2001
      and for the period September 20, 1999 (Inception) to September 30, 2002
                            (Expressed in US Dollars)
                                   (Unaudited)


Consolidated Statement of Cash Flows (Unaudited)

                                                                September 20,
                                       Nine Months Ended             1999
                                          September 30,         (inception) to
                                     ----------------------     September 30,
                                       2002          2001            2002
                                     ---------   ----------   -----------------
                                                                   (cumulative)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                           $       -   $ (977,854)  $      (2,997,617)
Depreciation and amortization expense        -       86,311             307,049
Shares issued for consulting services        -      194,334             583,000
Adjustments to reconcile net (loss) to
   net cash (used) by operating
     activities:
     (Increase) decrease in
       receivables                           -        5,312              (3,992)
     (Increase) decrease in prepaid
       expenses                              -     (112,351)           (116,104)
     Increase (decrease) in accounts
       payable                               -      280,646             307,047
     Increase (decrease) in other
       accrued liabilities                   -      414,601             454,488
                                     ---------   ----------   -----------------
Net cash (used) by operating
   activities                                -     (109,001)         (1,466,129)
                                     =========   ===========  ==================
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired upon reverse
     acquisition                             -       18,923              18,923
   Purchase of fixed assets                  -      (12,436)           (606,854)
   Software development costs                -     (492,207)           (701,974)
                                     ---------   -----------  ------------------
Net cash (used) by investing activities      -     (485,720)         (1,289,905)
                                     ---------   -----------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                  -            -             250,000
   Contributions by stockholder              -            -           1,864,195
   Bank overdraft                            -      (49,579)              4,555
   Line of credit                            -      298,660             186,477
   Loan payable - related party              -      249,026             451,995
                                     ---------   ----------   -----------------
Net cash provided by financing activities    -      498,107           2,757,222
                                     ---------   ----------   -----------------

Net (decrease) increase in cash              -      (96,614)              1,188
Foreign exchange effect on cash              -       (1,281)             (1,188)
Cash - beginning                             -      100,155                   -
                                     ---------   ----------   -----------------
Cash - ending                        $       -   $    2,260   $               -
                                     =========   ==========   =================
Supplemental disclosures:
   Interest paid                     $       -   $        -   $               -
                                     =========   ==========   =================
   Income taxes paid                 $       -   $        -   $               -
                                     =========   ==========   =================
   Non-cash transactions:
     Shares issued for prepaid
      consulting services less
      $194,334 charged to expense
      during the period              $       -   $  388,666   $         291,499
                                     =========   ==========   =================

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
                                               Moderngroove Entertainment, Inc.
                                       (formerly Barrington Laboratories, Inc.)
                                                  (A development stage company)
                                     Notes to Consolidated Financial Statements
                                                      (Expressed in US Dollars)
September 30, 2002
-------------------------------------------------------------------------------

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.8 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Management currently believes the Company needs to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. The Company's President is investigating potential business opportunities, as authorized by the Board of Directors. The Board has placed no limitations on the type of business or industry to consider. Currently, MODG has no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to MODG's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

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


Going Concern - As at Sept. 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,993,100 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. There is no assurance that any such activity initiated by the Company will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company had no dilutive common stock equivalents such as stock options or warrants as of September 30, 2002.


Results of Operations
---------------------

The following is a limited discussion of the results of operations for the nine months ended September 30, 2002 as the company is currently inactive. As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues in the foreseeable future. During the nine month period ended, September 30, 2002, the Company had no revenues nor expenses, this compares to no revenues and $977,854 in expenses for the same period last year. The Company has an accumulated net loss of $2,993,100 since its inception on September 20, 1999. As stated, during the Third Quarter of this calendar year the Company has been inactive. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

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

Liquidity and Capital Resources
-------------------------------

At September 30, 2002, the Company had no working capital. It is currently solely dependent on its president who advanced the Company funding during its software development stage.

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

The Company's independent public accountants have included a "going concern" emphasis paragraph in financial statements (See "Basis of Presentation and ability to Continue as a Going Concern"). The paragraph states "the Company has not recognized revenue to date and has accumulated operating losses of approximately $2.8 million since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its interactive entertainment products, and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. It is management's intention to raise new equity financing. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.
While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations."

Existing cash flow is not expected to be sufficient to cover liquidity requirements after September 30, 2002, and the Company is currently does not have adequate funds to operate its business. There can be no assurance that any long-term restructuring alternative can be successfully initiated or implemented during this calendar year.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2002, no matters were submitted to the Company's security holders.

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

Date:    November 11, 2002           Moderngroove Entertainment, Inc.
                                     --------------------------------
                                               Registrant

                                     By:  /s/ Arthur W. Skagen
                                          -----------------------
                                          Arthur W. Skagen
                                          President/Secretary