Form 10KSB
period 2002-12-31
IMMEDIATEK INC
filed 2003-03-31
CIK 1084182

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from March 1, 2002 to December 31, 2002

                     Commission file number:  000-26073

                            Immediatek, Inc.
          --------------------------------------------------
          (Exact name of Registrant as specified in charter)


                  Nevada                          86-0881193
       ----------------------------            -----------------
       (State or other jurisdiction            (I.R.S. Employer
        of incorporation)                      Identification)

   2435 N. Central Expressway Suite 1200, Richardson, TX     75080
   -----------------------------------------------------   ----------
        (Address of principal executive offices)           (Zip Code)


   Registrant's telephone number, including area code: (214) 712-7336
                                                       --------------


Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.001
                          ------------------------------
                                (Title of class)

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

     State issuer's revenues for its most recent fiscal year.  $69,729.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $721,468.

     As of December 31, 2002, the issuer had 1,898,600 shares of common stock outstanding. As of March 27, 2003, the issuer had 20,000,000 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business..................................... 4
    Item 2.  Description of Property.....................................14
    Item 3.  Legal Proceedings...........................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....15
    Item 6.  Management's Discussion and Analysis or Plan of Operation...16
    Item 7.  Financial Statements........................................19
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................21

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................21
    Item 10. Executive Compensation......................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................24
    Item 12. Certain Relationships and Related Transactions..............25
    Item 13. Exhibits and Reports on Form 8-K............................26
    Item 14  Control and Procedures......................................27

SIGNATURES   ............................................................28


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

Business Development, Organization and Acquisition Activities
-------------------------------------------------------------

Immediatek, Inc., formerly called ModernGroove Entertainment, Inc., and originally called Barrington Laboratories, Inc., and, is a developmental stage company, hereinafter referred to as ("the Company"), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 6, 1998. The Articles of Incorporation of the Company were amended on December 9, 2002 to officially change the name of the Company to Immediatek, Inc, and increase the number of authorized shares to five hundred million (500,000,000) shares of common stock having a par value of $0.001. The Corporation shall have the authority to issue and five million (5,000,000) shares of preferred stock at a par value of $0.001.

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., the Canadian subsidiary, a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. The Canadian corporation has ceased operations in Canada.

Immediatek, Inc. is an Efficient Solutions Provider (ESP) specializing in cutting-edge software and technology solutions. Management believes the Company's continued expansion is dependent upon the achievement of profitable operations in the future, of which there are no guarantees. This expansion may include the acquisition of assets to help the Company build and expand its customer base.

1)  Principal Products and Principal Markets

OVERVIEW

Immediatek, Inc., is an "Efficient Solutions Provider," or "ESP" company, located in the Richardson, TX Telecom Corridor. Additionally, Immediatek has a parallel software development effort.

Immedatek offers IT outsourcing solutions with available 24x7 TekNet OnCall technicians, and a guaranteed minimum 2-4 hour response time. Immediatek offers a reduced hourly rate as compared to its competition, based on the Company's unique processes and low overhead built into the TekNet OnCall product. Immediatek philosophy is to offer top-quality service at prices that do not deter any customer from picking up the phone and calling. Additionally, management takes pride in their fast turnaround and next-day customer follow-up are customer-oriented services that make Immediatek stand out.

Immediatek has expanded its product offering to include the process automation and re-engineering expertise of Zach Bair, its President, who founded $12.4 million venture-backed PowerUp Networks in the year 2000, as well as a small library of widely appealing software products. Immediatek also uses internal processes and algorithms, which Bair developed to streamline its own operations and increase profitability while reducing cost.Immediatek uses these techniques in its TekNet OnCall IT support products, as well as custom solutions.

Since Mr. Bair left PowerUp in 2001, he has been developing ideas surrounding the TekNet OnCall services, and has focused on building a team and priming "long term" clients. Immediatek has a two-fold growth plan for 2002/3:

    a) create a new market opportunity with the unique TekNetOnCall services, which are ideal for executive suite companies and hotel chains, among others; and,

    b) grow existing professional services client base based on channel partners, industry contacts, reputation, and aggressive sales.

Eventually, Immediatek plans to offer software solutions for sale as a result of internal development and based on its processes.


Market Opportunity
------------------

The home PC service market is currently over $400 billion in size, according to sources including the Gartner Group. The TekNet OnCall service is a totally new concept in providing IT support, and is ideal for small to medium sized companies who can't afford to have a full-time support staff,
as well as individual users   To date, there are many companies that offer
outsourcing of these types of services, however, there are no other companies which management has identified that utilizes the unique pricing models, offered by the Company.

Therefore, TekNet OnCall is perfect for companies such as executive office suites, hotels, hi-rise apartment buildings, and other real estate where there is basically a "captive audience" and an opportunity not only to sell to the owners/managers of the property, but also on an exclusive basis to their clients within. Immediatek will offer a single point of contact for all IT needs including software, hardware, and support, and the owner/ property manager can then simply place the Company's fee into their standard billing cycle to their clients, and provide themselves with a recommended markup for their environment. As small companies grow, Immediatek can grow with them.

Business Strategy
-----------------

The principal goal of the Company's market strategy is to rapidly enter the market generating sales as soon as possible in order to achieve the revenue target and to maximize company valuation and demonstrate a leadership position in IT outsourcing and IT related professional services.

Other goals of the go-to-market strategy include:

o Fully utilize management's background in process automation and IT support to enhance brand image and provide a direct source of ideas for product development;

o Protect the integrity of Immediatek's customer value proposition thereby increasing the number of reference sites, unpaid referrals and follow on business;

o Increase sales using business partners in order to allow Immediatek to extend its sales footprint without the requirement for a large investment in a direct sales force;

o Allow Immediatek to focus on its core competence as a solutions company focused on being the leader in IT outsourcing through the creation of a new paradigm in performance around time, productivity and profitability;

The strategy must also acknowledge a number of key issues which include:

o The existence of a market sweet spot-the existence of the need for services provided with the Company's pricing model, which includes a flat-fee hourly rate coupled with a "no trip charge" policy.

o Key account customers offer multiple sales opportunities- within enterprise, there exists various market segments. For example, opportunities exist to extend beyond the present business relationship with an internal IT Department, a cost center, to revenue generating parts of these organizations such as their own Outsourcing and Software Solutions business.

In conclusion, Immediatek will pursue the following Go-to-Market strategy which directly addresses its goals, the key issues and embraces the Company's business philosophy "to think big, start small and scale rapidly".


Market Strategy
---------------

Immediatek will pursue a hybrid channel strategy comprised of the following channels to market to reach its chosen target markets, namely:

o     Signature and Channel Accounts.

o IT Departments in the Enterprise market and companies that possess professional services arms

o The "small business" users and home users which generally cannot afford to have an IT person on-staff on a full-time basis, and which comprise a large portion of the market and are generally passed over by other IT consulting companies in favor of the large accounts

Three channels to market will be created and include the following channel segments:

o Signature Accounts- Immediatek will directly target and pursue a handful of large Enterprise customers. These types of customers offer multiple revenue opportunities and serve to build brand image, drive referrals and help direct the product evolution path.

o Professional Services and Value Added Resellers-Immediatek will pursue the IT Department and professional services markets indirectly by securing reseller agreements with key players in the PC hardware and software retailers industry. Notably, deals with nationwide superstores such as Microcenter offers enormous promise.

o Consultancies- Immediatek will also pursue the IT Department and professional services markets via the consulting community. This channel will be further segmented into "tier 1" consultancies including the Big 5 and "tier 2" consultancies. It is further anticipated that some of these Consultancies will become customers also as they will likely wish to use the Immediatek's processes and methodologies.


Sales and Marketing Strategy - Top 3 Priorities
-----------------------------------------------

1.   Primary focus will be to support sales team.

     o Create excitement within channels and support sales team with business case to win End-Users

     o Position Immediatek as the Industry and price leader in IT outsourcing through the use of advanced processes, methodologies and technology.

     o Leverage high profile reference accounts (testimonials, video's, CD's, Customer events) to appeal to and break into mass market customer base.


2. Focus marketing dollars on winning market share and mind share in the high growth IT outsourcing and associated customer bases.

3.   Drive double edged marketing campaign:

     o Deploy push Marketing Program to key channels, OEM Manufacturers, Retail Outlets, Consultancies and Outsourcing Agents and respective client lists

     o Pull through (viral based) Marketing Program to consumers, user groups, B2B exchange users and Telco Hotel users.

Opportunities:  Old Method - IT Outsourcing
-------------------------------------------

In the current IT outsourcing climate, there are some basic understandings that go along with obtaining an outsourcing solution: 1) it will be costly, and 2) sometimes you do not know what you pay for. Multiple organizations within a business are involved, which can cause the entire process to become mysterious and convoluted. For instance, based on experience with at least one Fortune 500 company, they were spending over $1.1 million per year on IT outsourcing solutions, but they could not identify explicitly how the budget was being spent.

Additionally, a typical PC tech, for instance, can cost anywhere from $75 to $150 per hour, and most of the time will include a "trip charge" that can be as much as $65 just for them to show up at the door. Moreover, an end user will balk at spending this type of money, and rather than call for help, they will end up spending hours of their own time trying to solve the problem themselves. Ultimately, they would have ended up spending more because of their own valuable time.

Large companies, on the other hand, spend this kind of money because this is simply what they are used to paying. Many consulting companies take advantage of this because they know that the big companies will pay it. Companies also feel that since they pay for more then they will get more in return. Unfortunately, this is a huge myth in the industry and must be overcome to drive prices down and to stir growth in the overall market.


Immediatek TekNet OnCall
------------------------

The Immediatek TekNet OnCall product can reduce the cost of IT outsourcing solutions by as much as 30-80% in some cases. By utilizing revolutionary pricing models and groundbreaking methodologies, TekNet OnCall blows away the myth of expensive IT support. On the surface, the simplest TekNet
OnCall package is just a low-priced model which is translated from Immediatek's low overhead. The end-user is charged a flat, market-driven rate which is substantially lower than the competition, in combination with no extraneous expenses such as trip charges. The result is that the consumer (or business partner) is more likely to pick up the phone and less likely to balk at the pricing.

The TekNet OnCall product is built upon a foundation of not charging the end user and exorbitant rate and by instilling brand loyalty by outstanding customer service and follow up. The main thrust of loyalty is driven by these simple tactics:

o  Flat, market-based hourly fee ($75 in Dallas, for instance)
o  Guaranteed call-back from a technician within 1/2 hour
o  Guaranteed on-site response within 2-4 hours
o  Follow-up with the customer the following day to insure satisfaction.

These policies when delivered on a consistent basis will insure brand loyalty and consistently grow the business through reputation and word of mouth.

Additionally, Immediatek will outsource 24 x 7 telephone support to a yet-to-be-identified entity, thereby allowing the company to focus on the OnCall product suite.


RISK FACTORS
------------

a)  LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS.

The Company has limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will operate.

b) EVENTUAL NEED FOR ADDITIONAL CAPITAL. The Company will need additional funding to expand its operations. The need for additional funds will be derived from any future revenues and earnings the Company might generate. Further, management believes the majority of funding will be received from future private placement stock offerings pursuant to Regulation "D" Rule 505 or 506. These future offerings could significantly dilute the value of any previous investor's investment value.

c) OPERATING LOSSES, NEGATIVE CASH FLOW FROM OPERATIONS LIKELY FOR FORESEEABLE FUTURE. There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. It is important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

d) STRONG COMPETITION COULD CUT INTO COMPANY'S MARKET. Competition for the Company's services is very intense. There is no guarantee that the Immediatek's customers and potential customers will support Immediatek in the future. Other companies, with greater financial resources, could duplicate the software and technology solutions offered by the Company and could find ways to out perform Immediatek, at the Company's expense.

e) RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL AND OTHER CHANGES. The markets in which Immediatek competes are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. The Company may not be able to keep up with these rapid changes. As a result, the Company's future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new technologies or other technological changes could require Immediatek to incur substantial expenditures to modify or adapt its services or infrastructure.


f) DEPENDENCE ON KEY PERSONNEL COULD LEAD TO PROBLEMS. The Company currently relies heavily upon the services and expertise of Zach Bair, its President. Should the Company be deprived of the services of its President for any reason during this period of initial and expansion, the results would be devastating to the Company and could lead to its dissolution.


g) PLANS FOR EXPANSION MAY BE UNREALISTIC. The management of Immediatek, Inc. has confidence in its vision for the Company and believes that the time is ripe for a firm to develop and expand its software and technology business. Other companies, pursing the same markets have had such a vision and have been unsuccessful in their attempts to realize it. Potential investors should carefully consider the possibility that the Company's plans to expand may not be realistic and could ultimately prove to be unworkable.

h) GOVERNMENT REGULATION COULD UNDERMINE THE COMPANY'S PROFITABILITY. Though the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.


i) If the Company is unable to successfully replicate its business model in NEW MARKETS, ITS FUTURE GROWTH AND OPERATING RESULTS WOULD BE ADVERSELY AFFECTED. The Company relies heavily on the expertise of Zach Bair, its President, who has knowledge of the industry. The Company plans to further develop its market niche through the acquisition of assets and growing its customer base. It may be difficult to replicate this model in new markets across the United States. Therefore, Immediatek cannot be sure that this business model will be successful in other markets. Future operating results would be adversely affected if the Company is unable to expand its operations.

l) SHARES SUBJECT TO RULE 144. On March 27, 2003, the Company had 19,715,397 of its 20,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")


j)  RISKS ASSOCIATED WITH ACQUISITIONS

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its operations and/or future customer base.

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


2) Status of Any Announced New Product or Service

The Company acquired key assets of LCD Interactive, Inc., a private corporation that has developed technology enabling Internet music fans to download standard MP3 files directly to their CD burners while simultaneously protecting the artists' copyrights. LCD Interactive, Inc. offers a proprietary "one-click"
CD burning software that protects copyright owners and musicians.

Immediatek had previously formed a strategic alliance with LCD Interactive to exclusively market and develop the software. Acquisition of the assets, including the CD burning software and LCD's flagship web site, htpp://www. twobigtoes.com,, was accomplished through an Asset Purchase Agreement.

The Company recently signed agreements to license its catalog of approximately 30,000 MP3 music files to Dallas-based, MDU Service, Inc., for the deployment of touch-screen kiosks capable of dispensing music CD-Rs in a matter of seconds. In turn, MDU Service will be utilizing Immediatek's CD burning technology for deploying and burning the music in the kiosks. MDU Services, Inc. creates proprietary security software and touch screen kiosks known as Automated Dispensing Machines (ADMs) for dispensing music CD-Rs instantaneously. ADMs are tailored for convenience stores and high traffic areas.

These kiosks, otherwise known as Automatic Dispensing Machines ("ADMs") will change how CDs are burned and how music can be instantly purchased in stores. The extensive MP3 music catalog is an extensive music catalog to be licensed by the Company in a fully automated self-dispensing CD machine. The touch-screen kiosks, which resemble bank ATMs, are to be located throughout the United States in high traffic areas such as malls, airports and major discount stores. The kiosks allow the consumer to select music from thousands of musicians and dozens of genres including rock, alternative, jazz, blues, country, latin, urban, hip-hop, pop, classical, and others. The consumer can choose individual songs and create a customized CD-R that is dispensed from the machine only seconds after the secure credit card transaction is processed.

The Company plans to add hundreds of new MP3 songs each week to its extensive catalog. These MP3 songs can be downloaded from the Company's centralized servers to the kiosks each week once online. Each kiosk can dispense up to 3,000 blank CD-Rs before needing to be restocked, and Immediatek will monitor this from its centralized offices. The uniqueness of the CD burning kiosk can be viewed as the melding of digital delivery methods of music with the physical creation of CD-Rs, resulting in the most demanded and universal legalized music product on the Internet, a fully compatible "downloadable music CD." The Company announced an initial deal has been struck to deploy the kiosks at Ft. Lee, VA, a large U.S. military installation that is home to the Combined Arms Support Command.


3)  Customers

The Company is currently in the process of further developing its customer base. There are no assurances that the Company will be able to offer products or services that would attract future customers from its competition.


4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees and any future consultants. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the software business may be uncertain, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.


5)  Effect of Existing or Probable Government Regulations and
Environmental Laws

Currently there is no absolute standard of government regulation that would effect Immediatek's business; however, the issues raised by copyrights, royalties, and the controversies that have amassed around the exchange of MP3 files may result in such regulations and must be addressed by any company seriously considering the future of the industry.

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


6)  Impact on Environmental Laws

The Company is not aware of any federal, state or local environmental laws that would effect is operations.


7)  Employees

The Company currently has three employees, which its its President and Chief Executive Officer. In order to further implement its business plan, management recognizes that additional staff will be required. This would include an office assistant and sales agents as required to complete the work.

(i) The Company's performance is substantially dependent on the performance of its President, Zach Bair.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of its executive officers could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its eventual ability to attract and retain highly qualified technical and managerial personnel.

(iii) There can be no assurance that in the future the Company will be able to attract and retain additional highly qualified technical and managerial personnel. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 2435 N. Central Expressway Suite 1200, Richardson, TX 75080. Telephone number:
(214) 712-7336.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Immediatek, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(i) Market Information
----------------------

On September 14, 1999, the Company's common stock was initially cleared for trading on the OTC Bulletin Board system under the symbol BRRT. The Company subsequently changed its name to ModernGroove Entertainment, Inc., and its trading symbol to: MODG. On January 7, 2003, the Company changed its name to Immediatek, Inc. and its trading symbol to IMDK. On February 25, 2002, the Company initiated a 1 for 250 reverse stock split and changed it trading symbol to ITEK. A limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2000                                   HIGH             LOW
--------------------------------              ----             ----
Quarter Ended March 31, 2000                 10.25             1.62
Quarter Ended June 30, 2000                   3.00             0.75
Quarter Ended September 30, 2000              1.74             0.37
Quarter ended December 31, 2000               2.25             0.47


FISCAL 2001                                   HIGH             LOW
--------------------------------              ----             ----
Quarter Ended March 31, 2001                  0.20             0.03
Quarter Ended June 30, 2001                   0.55             0.12
Quarter Ended September 30, 2001              0.72             0.28
Quarter ended December 31, 2001               4.38             0.50

FISCAL 2002                                   HIGH             LOW
--------------------------------              ----             ----
Quarter Ended March 31, 2002                  0.06             0.04
Quarter Ended June 30, 2002                   0.05             0.01
Quarter Ended September 30, 2002              0.09             0.01
Quarter ended December 31, 2002               0.09             0.01



Holders
-------

The approximate number of holders of record of common stock as of December 31, 2002 was 198.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

Immediatek, Inc. is an Efficient Solutions Provider (ESP) specializing in cutting-edge software and technology solutions.

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., the Canadian subsidiary, a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. The Canadian corporation has ceased operations in Canada.

On September 18, 2002, the Company combined by "reverse-merger" with Immediatek, Inc., a State of Texas corporation. On November 5, 2002, the Company amended its Articles of Incorporation to rename the Company Immediatek, Inc.

During the period March 1, 2002 through December 31, 2002, the Company generated $69,729 in revenues and incurred a net loss of $(476,704), or a loss of $0.25 per share. The majority of this loss was a result of costs of services in consulting fees paid in common stock. As of December 31, 2002, the Company had $4,845 in cash reserves and $442 in accounts receivable.

The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its software and technology solutions to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence. (See "Financial Footnote 3.")

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


Results of Operations
---------------------

As a development stage Company, the Company has generated $69,729 in revenues. From March 1, 2002 through December 31, 2002, the Company experienced net losses of $(476,704) or a net loss of $(0.25) per share. For the year ended, the Company incurred costs of services and operating expenses which amounted to $546,433. As of December 31, 2002, the Company had $4,845 in cash reserves and $442 in accounts receivable.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can build a strong customer base. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing and administrative costs will most likely exceed any anticipated revenues.


Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock. The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

On December 31, 2002, the Company had 430,650,700 shares of its $0.001 par value common stock issued and outstanding. On January 9, 2003, the Company effected a 250-for-1 reverse stock split resulting in 1,722,600 shares issued and outstanding. All references to number of shares outstanding have been retro-actively restated.

On November 12, 2002, the Company acquired all of the outstanding shares of Immediatek, Inc., a Texas corporation, in exchange for 400,000,000 shares of the company's $0.001 par value common stock.

On November 18, 2002, the Company issued 151,800 shares of its $0.001 par value common stock to unrelated individuals for consulting services valued at $303,752 based on the fair market value of the underlying shares.

On November 18, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to the Company's CEO for services valued at $16,408 based on the fair market value of the underlying shares.

On December 2, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to an unrelated individual for consulting services valued at $50,000 based on the fair market value of the underlying shares.

On December 6, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to an unrelated individual for consulting services valued at $50,000 based on the fair market value of the underlying shares.

On March 17, 2003, the Company entered into two separate Asset Purchase Agreements ("Agreements") with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets. Pursuant to the terms of the Agreements, the Company issued to Mr. Marin 7,360,000 restricted shares and to Mr. Bair 10,741,397 restricted shares of its $0.001 par value common stock for a combined total of 18,101,397 shares. The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101. The fair market value of the underlying shares was $0.13 per share on March 17, 2003. The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

There have been no other issuances of common and/or preferred stock.

ITEM 7.  FINANCIAL STATEMENTS.




                                 Immediatek, Inc.
                  (formerly ModernGroove Entertainment, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets
                                     as of
                               December 31, 2002

                                      and

                          Statements of Operations,
                     Changes in Stockholders' Equity, and
                                   Cash Flows
                                for the period
                                March 1, 2002
                             (Date of Inception)
                                   through
                               December 31, 2002

                                   CONTENTS
                                   --------


CONTENTS

                                                            PAGE
                                                            ----
INDEPENDENT AUDITORS' REPORT                                F-1
BALANCE SHEET                                               F-2
STATEMENTS OF OPERATIONS                                    F-3
STATEMENT OF STOCKHOLDERS' (DEFICIT)                        F-4
STATEMENTS OF CASH FLOW                                     F-5
NOTES TO FINANCIAL STATEMENTS                               F-6-13


BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                           702.362.0540 (fax)


                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Immediatek, Inc. (formerly ModernGroove Entertainment, Inc.)

We have audited the Balance Sheets of Immediatek, Inc. (formerly ModernGroove Entertainment, Inc.) (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 1, 2002 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. (formerly ModernGroove Entertainment, Inc.) (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period March 1, 2002 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Beckstead and Watts, LLP
-----------------------------

March 28, 2003

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                             Balance Sheet



                                                                 March 1, 2002
                                                                (Inception) to
                                                                 December 31,
                                                                     2002
                                                                 ------------
Assets

Current assets:
  Cash                                                           $     4,845
  Accounts receivable                                                    442
                                                                 ------------
    Total current assets                                         $     5,287
                                                                 ============

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Accounts payable                                                $    50,639
  Note payable                                                          3,692
  Shareholder loan                                                      7,500
                                                                  -----------
    Total current liabilities                                          61,831

Stockholders' (deficit):
  Common stock, $0.001 par value, 500,000,000 shares
    authorized, 1,898,600 shares issued and outstanding                 1,899
  Additional paid-in capital                                          465,585
  (Deficit) accumulated during development stage                     (524,028)
                                                                 -------------
                                                                      (56,544)
                                                                 -------------
                                                                 $      5,287
                                                                 =============

  The accompanying notes are an integral part of these financial statements.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                          Statements of Operations

                                                                 December 31,
                                                                 ------------
                                                                     2002
                                                                 ------------
Revenue                                                          $     68,729
                                                                 ------------
Expenses:
  General and administrative expenses                                  17,705
  Consulting fees                                                     403,752
  Consulting fees - related party                                      16,408
  Salaries and wages                                                   55,243
  Officer salaries                                                     53,325
                                                                 ------------
    Total expenses                                                    546,433

Net (loss)                                                       $   (474,704)
                                                                 ============

Weighted average number of common shares
   outstanding - basic and fully diluted                            1,898,600
                                                                 ============
Net (loss) per share - basic and fully diluted                   $      (0.25)
                                                                 ============

  The accompanying notes are an integral part of these financial statements.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                Statement of Changes in Shareholders' Equity


                                                     (Deficit)
                                                    Accumulated
                        Common Stock     Additional   During         Total
                      -----------------   Paid-in   Development  Stockholders'
                       Shares    Amount   Capital      Stage       (Deficit)
                      ---------  ------  ---------  -----------  -------------
Balance,
March 1, 2002         1,722,600  1,723    45,601      (47,324)           (0)

November 18, 2002
 Shares issued for
 consulting contracts
 to unrelated
 individuals            151,800   152    303,600                     303,752

 Shares issued for
 consulting contracts
 to related
 individual               8,200     8     16,400                       16,408

December 2, 2002
 Shares issued for
 consulting contracts
 to unrelated
 individuals              8,000     8     49,992                       50,000

December 6, 2002
 Shares issued for
 consulting contracts
 to unrelated
 individuals              8,000     8     49,992                       50,000

Net (loss)
  For the period ended
  Dec 31, 2002                                         (476,704)     (476,704)
                      ---------  ------  ---------  -----------  -------------
Balance,
 December 31, 2002    1,898,600  $1,899 $ 465,585   $  (524,028)  $   (56,544)
                      =========  ======  =========  ============  =============

  The accompanying notes are an integral part of these financial statements.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                         Statements of Cash Flow



                                                                 March 1, 2002
                                                                (Inception) to
                                                                 December 31,
                                                                     2002
                                                                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                       $    (476,704)
Shares issued for services                                             403,752
Shares issued for services - related party                              16,408
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
  (Increase) in accounts receivable                                       (442)
  Increase in accounts payable                                          50,639
                                                                  --------------
Net cash (used) by operating activities                                 (6,347)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                                             3,692
  Proceeds from shareholder loan                                         7,500
                                                                  ------------
Net cash provided by financing activities                               11,192

Net (decrease) in cash                                                   4,845

Cash - beginning                                                             -
                                                                  ------------
Cash - ending                                                     $      4,845
                                                                  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                 $            -
                                                                ==============
  Income taxes paid                                             $            -
                                                                ==============

Number of shares issued for services                                   167,800
                                                                ==============
Number of shares issued for services to related party                    8,200
                                                                ==============


The accompanying notes are an integral part of these financial statements.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes


Note 1 - History and organization of the company

The Company was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, the Company amended its Articles of Incorporation to rename the Company, ModernGroove Entertainment, Inc. MODG then operated as a software developer of software for the home television-based entertainment industry. .

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., the Canadian subsidiary, a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. The Canadian corporation has ceased operations in Canada.

On September 18, 2002, the Company combined by "reverse-merger" with Immediatek, Inc., a State of Texas corporation. On November 5, 2002, the Company amended its Articles of Incorporation to rename the Company Immediatek, Inc.

Immediatek, Inc. (Texas corp) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc.

The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock


Note 2 - Accounting policies and procedures

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes

Revenue recognition
-------------------

Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002.

Use of estimates
----------------

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
-------------------------------

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
------------------------

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
--------

The Company has adopted December 31 as its fiscal year end.


Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes


Note 3 - Going concern (Continued)

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                 U.S federal statutory rate      (34.0%)
                  Valuation reserve                34.0%
                                                   -----
                  Total                               -%
                                                  ======

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $524,000. The related deferred asset has been fully reserved.

Note 5 - Notes payable

During the year ended December 31, 2002, an individual loaned the Company a total of $3,692. The loan is non-interest bearing and due upon demand.

Note 6 - Shareholder loan

During the year ended December 31, 2002, the sole officer and director loaned the Company a total of $7,500. The loan is non- interest bearing and due upon demand.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes


Note 7 - Stockholders' equity

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock.

On December 31, 2002, the Company had 430,650,700 shares of its $0.001 par value common stock issued and outstanding. On January 9, 2003, the Company effected a 250-for-1 reverse stock split resulting in 1,722,600 shares issued and outstanding. All references to number of shares outstanding have been retro-actively restated.

On November 12, 2002, the Company acquired all of the outstanding shares of Immediatek, Inc., a Texas corporation, in exchange for 400,000,000 shares of the company's $0.001 par value common stock.

On November 18, 2002, the Company issued 151,800 shares of its $0.001 par value common stock to unrelated individuals for consulting services valued at $303,752 based on the fair market value of the underlying shares.

On November 18, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to the Company's CEO for services valued at $16,408 based on the fair market value of the underlying shares.

On December 2, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to an unrelated individual for consulting services valued at $50,000 based on the fair market value of the underlying shares.

On December 6, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to an unrelated individual for consulting services valued at $50,000 based on the fair market value of the underlying shares.

There have been no other issuances of common and/or preferred stock.

Note 8 - Warrants and options

As of December 31, 2002, there are no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 - Related party transactions

During the year ended December 31, 2002, the sole officer and director loaned the Company a total of $7,500. The loan is non- interest bearing and due upon demand.

                             Immediatek, Inc.
               (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                  Notes


Note 10 - Subsequent events

On March 17, 2003, the Company entered into two separate Asset Purchase Agreements ("Agreements") with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets. Pursuant to the terms of the Agreements, the Company issued to Mr. Marin 7,360,000 restricted shares and to Mr. Bair 10,741,397 restricted shares of its $0.001 par value common stock for a combined total of 18,101,397 shares. The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101. The fair market value of the underlying shares was $0.13 per share on March 17, 2003. The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until they have been elected by
the shareholders.   The officers serve at the pleasure of the Board of
Directors. Information as to the directors and executive officers of the Company is as follows:


Name                     Age               Title
---------------------------------------------------------------------------
Zach Bair                41                Chairman/CEO/Treasurer/Secretary




Duties, Responsibilities and Experience:


Zach Bair, Chairman of the Board, CEO and Treasurer
---------------------------------------------------

Zach Bair, CEO and Chairman of Immediatek, Inc., is the 40 year old innovator behind the term "Efficient Solutions Provider" and is a recognized expert in business process engineering through the use of technology. Bair has been a professional consultant in the IT industry since 1986, and in recent years gained notoriety for founding Richardson, Texas software company PowerUp Networks. Started in 2000 by Bair, PowerUp was based on complex web-based software and processes he authored during full-time employment with American Airlines and Sabre, Inc. Two of Bair's other original web ventures were a Texas-based job website, and a sister website of TexasComputerJobs.

Before and during his tenure at Sabre, Bair conceived and authored what is now the flagship product of PowerUp Networks, "Rapid Network Deployment," or RND. A venture-backed PowerUp Networks of Richardson, TX, was founded by Bair in the year 2000.

After striking a deal with Sabre, who now employs the same product which they know as "Warped," for "Wide Area Router Production Environment and Design," Bair set out to find VC funding, and approached HO2 Partners, LLC, after reading an article about their company in The Dallas Morning News. Subsequently, Bair met with Charles Humphreyson and Dan Owen, of HO2, and then with STARTech, the Richardson, Texas-based Startup Accelerator. Together, along with independent investor Dennis Gorman, both companies funded Bair in the seed round of financing, which was $600K. Bair then brought on Alan Shannon, formerly of Read-Rite Corporation, EDS and TI, as CEO, and Peter Donovan, formerly of Nortel, as Chief Marketing Officer. Kevin Clark was then enlisted as VP for Development. In less than three months, the core PowerUp management team, lead by Bair and Shannon, raised over $12 million in a Series A funding event, the lead investor again being HO2 partners.

Bair is a U.S. Air Force veteran, and attended Louisiana State University in Shreveport, LA, and then Stephen F. Austin State University in Nacogdoches, majoring in English.

Bair has over 17 years professional experience in business and Information Technology. In 1986, while attending college, Bair sewed his entrepreneurial seed and started a successful desktop publishing and advertising firm, which also provided technical consulting, in Nacogdoches, Texas. Bair relocated to Houston in 1990, after selling the ad agency, first pursing a hybrid position at the Galveston Daily News as Art Director & Columnist/Network Administrator, and then pursuing a purely technical career. This involved primarily providing consulting services to such Fortune 500 companies as Marathon Oil, Arco Oil & Gas, and MD Anderson Cancer Center.

Bair moved to Dallas in 1995, and continued to provide consulting services to companies including Nortel, Sprint, EDS, and Sabre, as well as entertaining a short tenure as IT Manager for the Dallas City Attorney's Office.

Bair has many interests outside of being an entrepreneur, such as flying his own aircraft, and writing/recording rock & pop music. Concurrently with employment and his computer-related businesses, Bair has successfully provided management, lead vocals and guitar duties for his band No Control, as well as producing and distributing three No Control CDs, all of which have received airplay.

Bair currently resides in Plano, Texas and continues to serve as CEO and Chairman of Immediatek, Inc.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration of Directors and Executive Officers

As a result of the Company's current limited available cash, the following compensation was paid to the sole officer/employee for the calendar year ending December 31, 2002:


Name              Title           Salary         Bonus    Common Stock
----------------------------------------------------------------------
Zach Bair         President/CEO   $53,325         None     None


The Company currently does not have employment agreements with its executive officer.

Compensation of Directors
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the calendar year ended December 31, 2002 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 27, 2003, by each person known by Benchmark Technology Corporation, to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.


                                                    Amount
Title    Name and Address                           of shares      Percent
of       of Beneficial                              held by        of
Class    Owner of Shares         Position           Owner          Class(1)
------------------------------------------------------------------------------
Common   Zach Bair(2)           President/CEO      11,629,597       58.1%
Common   Tim DeWitt(3)          Shareholder           725,800        3.6%
Common   Paul Marin(4)          Shareholder         7,360,000       36.8%
                          -------------------------------------------------
Totals:                                            19,715,397       98.5%

All Executive Officers and
    Directors as a Group
    (1 persons)                                    11,629,597       58.1%


1) Percentages are based on 20,000,000 shares. This number is based on the current issued and outstanding common shares of 1,898,603 plus the issuance of 18,101,397 additional pursuant to the Asset Purchase Agreements.
2)  Business Address:  2435 N. Central Expressway Suite 1200, Richardson,
    Texas  75080.
3)  Business Address:  2435 N. Central Expressway Suite 1200, Richardson,
    Texas  75080.
4)  Business Address:  5201 Belle Chasse Lane, Frisco, Texas 75035


Persons Sharing Ownership of Control of Shares

The following own or share the power to vote five percent (5%) or more of the Company's securities: Zach Bair, President and Paul Marin, Shareholder.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, to perform audited financials for the Company. Beckstead and Watts, LLP own no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis through a separate escrow account.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     23     Consent of Beckstead and Watts, LLP

     99 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated April 12, 2002, pursuant to Item 1 ("Changes in Control of Registrant"); Item 3 ("Bankruptcy or Receivership") Entitled the bankruptcy of its Canadian operations; Item 6 ("Resignations of Registrant's Directors"); and, Item 7. ("Exhibits") entitled "Canadian Bankruptcy Petition" and "Notice of Hearing of Petition."

The Company filed a Current Report dated November 12, 2002, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); and, Item 7. ("Exhibits"), entitled Merger Agreement.

The Company filed a Current Report dated December 9, 2002, pursuant to Item 5 ("Other Events"); entitled increase of number of authorized shares and, Item 7. ("Exhibits"), entitled Certificate of Amended Articles.

The Company filed a Current Report dated December 30, 2002, pursuant to Item 5 ("Other Events"); entitled cancellation of shares.

The Company filed an amended Current Report dated November 12, 2002, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); and, Item 7. ("Financial Statements and Exhibits").

Subsequent Reports:

The Company filed a Current Report dated March 17, 2003, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); and, Item 7. ("Exhibits"), entitled Asset Purchase Agreements.

ITEM 14 - CONTROL AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                                Immediatek, Inc.
                                           -------------------------
                                                 (Registrant)

Dated:  March 28, 2003                     By:  /s/ Zach Bair
                                           ---------------------------------
                                           Zach Bair
                                           Chairman of the Board
                                           President, Secretary
                                           Chief Executive Officer
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Zach Bair                             March 28, 2003
----------------------------------
          Zach Bair
          Chief Executive Officer and
          Chief Financial Officer

EXHIBIT 99.1

                                IMMEDIATEK, INC.


   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Zach Bair, Chief Executive Officer and Chief Financial Officer of Immediatek, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 28, 2003        Signature:  /s/ Zach Bair
        --------------                   -----------------------------
                                              Zach Bair
                                              Chief Executive Officer
                                              Chief Financial Officer