Form 10QSB
period 2003-03-31
IMMEDIATEK INC
filed 2003-05-15
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003.
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-26073
--------------------------------------------------------------------------

                              Immediatek, Inc.
--------------------------------------------------------------------------
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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 500,000,000 shares authorized, as of April 30, 2003, the issuer had 20,379,997 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Independent Accountant's Report......................    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................   8-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11

Item 3.   Controls and Procedures..............................   16



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended . The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Immediatek, Inc.
(formerly ModernGroove Entertainment, Inc.)
(a Development Stage Company)
Richardson, Texas

We have reviewed the accompanying balance sheet of Immediatek, Inc. (formerly ModernGroove Entertainment, Inc.) (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period March 1, 2002 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period March 1, 2002 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We previously audited, in accordance with generally accepted auditing standards, the balance sheet of Immediatek, Inc. (formerly ModernGroove Entertainment, Inc.) (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 28, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

May 13, 2003

                              Immediatek, Inc.
                (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                               Balance Sheet


Balance Sheet

                                                                     March 31,
                                                                        2003
                                                                     ---------
Assets

Current assets:
   Cash                                                              $   3,859
   Accounts receivable                                                     247
                                                                     ---------
     Total current assets                                                4,106
                                                                     ---------

Intellectual property                                                   18,101
                                                                     ---------
                                                                     $  22,207

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable                                                  $  44,450
   Notes payable                                                        72,500
   Shareholder loan                                                      7,500
                                                                     ---------
     Total current liabilities                                         124,450
                                                                     ---------

Stockholders' (deficit):
   Common stock, $0.001 par value, 500,000,000 shares authorized,
     1,898,600 shares issued and outstanding                            20,380
   Additional paid-in capital                                        2,868,685
   (Deficit) accumulated during development stage                   (2,991,308)
                                                                    -----------
                                                                      (102,243)
                                                                     ---------
                                                                     $  22,207
                                                                     =========

  The accompanying notes are an integral part of these financial statements.

                              Immediatek, Inc.
                (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                         Statements of Operations


Statements of Operations

                                  Three months  March 1, 2002   March 1, 2002
                                     ended      (inception) to  (inception) to
                                   March 31,       March 31,       March 31,
                                      2003           2002            2003
                                  ------------  --------------  --------------
Revenue                           $     8,965   $            -  $       78,694
                                  ------------  --------------  --------------

Expenses:
   General and administrative
     expenses                           66,773           5,752         131,802
   Consulting fees                      68,400               -         472,152
   Consulting fees - related party           -               -          16,408
   Compensation expenses -
     related party                   2,335,080               -       2,335,080
   Salaries and wages                        -               -          55,243
   Officer salaries                      5,992               -          59,317
                                  ------------  --------------  --------------
     Total expenses                  2,476,245           5,752       3,070,002
                                  ------------  --------------  --------------

Net (loss)                        $ (2,467,280) $       (5,752) $   (2,991,308)
                                  ============  ==============  ==============

Weighted average number of
   common shares outstanding -
   basic and fully diluted          20,379,997       1,722,600
                                  ============  ==============


Net (loss) per share -
basic and fully- diluted          $      (0.12) $        (0.00)
                                  ============  ==============


  The accompanying notes are an integral part of these financial statements.

                              Immediatek, Inc.
                (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                          Statements of Cash Flow


Statements of Cash Flow

                                  Three months  March 1, 2002   March 1, 2002
                                     ended      (inception) to  (inception) to
                                   March 31,       March 31,       March 31,
                                      2003           2002            2003
                                  ------------  --------------  --------------
Cash flows from operating
 activities

Net (loss)                        $ (2,467,280) $       (5,752) $   (2,991,308)
Shares issued for services              68,400               -         472,152
Shares issued for services -
   related party                             -               -          16,408
Shares issued as compensation to
   related parties                   2,335,080               -       2,335,080
Adjustments to reconcile net
   (loss) to net cash (used) by
   operating activities:
   (Increase) decrease in
     accounts receivable                   195               -            (247)
   Increase in accounts payable         (6,189)          5,752          44,450
                                  ------------  --------------  --------------
Net cash (used) by operating
   activities                          (69,794)              -        (123,465)
                                  ------------  --------------  --------------

Cash flows from financing activities
   Common stock                              -               -          47,324
   Payments on notes payable            (3,692)              -               -
   Proceeds from note payable           72,500               -          72,500
   Proceeds from shareholder loan            -               -           7,500
                                  ------------  --------------  --------------
Net cash provided by financing
   activities                           69,808               -         127,324
                                  ------------  --------------  --------------

Net (decrease) in cash                    (986)              -           3,859
Cash - beginning                         4,845               -               -
                                  ------------  --------------  --------------
Cash - ending                     $      3,859  $            -  $        3,859
                                  ============  ==============  ==============


Supplemental disclosures:
   Interest paid                  $          -  $            -  $            -
                                  ============  ==============  ==============

   Income taxes paid              $          -  $            -  $            -
                                  ============  ==============  ==============

   Number of shares issued for
     services                          380,000               -         547,800
                                  ============  ==============  ==============
   Number of shares issued for
     services to related party               -               -           8,200
                                  ============  ==============  ==============
   Number of shares issued as
     compensation to related
     parties                        18,101,397               -      18,101,397
                                  ============  ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                             Immediatek, Inc.
              (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                    Notes

Note 1 - Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                             Immediatek, Inc.
              (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                    Notes


Note 3 - Notes payable

The Company received loans totaling $72,500 from various individuals. The notes are non-interest bearing and are due on demand.

Note 4 - Stockholders' equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 500,000,000 shares of $0.001 par value common stock.

Preferred stock
---------------

The Company is offering a minimum of 3,333,333 Shares and a maximum of 6,666,667 Shares of Series B Mandatory Convertible Preferred Stock at $0.15 per share for a total offering of up to $1,000,000. For every 100 Series B Mandatory Convertible Preferred Stock held, the Holder is granted one warrant exercisable into 40 shares of the Company's $0.001 par value common stock at $0.50 per share until December 15, 2003, at which time the remaining number of purchasable common stock will be reduced by 50% and will have an exercise price of $1.00 per share until June 15, 2004.


Common stock
------------

On March 17, 2003, the Company issued 18,101,397 shares of its $0.001 par value common stock pursuant to two separate Asset Purchase Agreements ("Agreements") with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets. The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101. The fair market value of the underlying shares was $0.13 per share on March 17, 2003. The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

On April 10, 2003, the Company issued 380,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $68,400, the fair market value of the underlying shares.

There have been no other issuances of common and/or preferred stock.

                             Immediatek, Inc.
              (formerly ModernGroove Entertainment, Inc.)
                       (a Development Stage Company)
                                    Notes


Note 6 - Related party transactions

Intellectual property
---------------------

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

Shareholder loan
----------------

As of March 31, 2003, the Company owed a shareholder $7,500. The loan is non-interest bearing and due on demand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

On February 27, 2003, Immediatek, Inc. announced that it was acquiring key assets from Zach Bair and Paul Marin, individually. These assets represent, breakthrough technology enabling Internet music fans to download standard MP3 files directly to their CD burners while simultaneously protecting the artists' copyrights. Acquisition of these assets, include: the CD burning software and the Company's flagship website, www.TwoBigToes.com.

Immediatek currently has license agreements with over 330 independent labels, 1,200 artists, and 30,000 music tracks for its www.TwoBigToes.com website and core NetBurn (tm) technology. The Company is currently focusing its efforts towards digital media delivery, utilizing its patent pending NetBurn (tm) technology. NetBurn (tm) is a patent-pending digital delivery system designed for music labels, distributors, artists and retailers. NetBurn (tm) allows web and NetBurn Station(tm) users to download and burn fully licensed music tracks from a sophisticated content management system utilizing a simple "one-click" interface, while at the same time protecting the copyright holders who own the material. NetBurn (tm) allows music, audio and video buyers, using the Internet or an Automated Digital MediaServer (tm) ("ADM") to burn digital media directly to Recordable CDs drive and leaves no files for the user to pirate. It requires no prior download to use, no custom drivers, and features easy centralized software updating and robust content management.

NetBurn (tm) is available both as an Application Service Provider ("ASP") solution as well as deployable, Internet-enabled Automated Digital MediaServers called "NetBurn Stations(tm)". What makes this technology unique is that with only a single mouse click by the user, or a few touches on the NetBurn Station(tm) touch screen, selected, fully licensed music tracks are burned directly to a CD-recordable drive. In the case of the Internet version, the user is left with no files on their hard disk. This means there are no files for the user to copy, thereby providing an extra layer of security and furthering the demise of music piracy. Users pay by the track or by the CD. They can create custom CDs complete with liner notes and CD jacket, or choose to burn exact CDs as found in retail stores. It is Immediatek's goal to work with the music industry and artist community to help establish the NetBurn (tm) technology as the de facto standard for digital music delivery.

The NetBurn Stations(tm) are available in stand-up and will also be available as countertop bolt-on units. The machines accept credit and debit cards as well as cash, and the stand-up units are equipped with 42-inch plasma screens for targeted custom media and advertising delivery. Various licensing packages for both the NetBurn Stations(tm) and the core NetBurn (tm) technology are available and flexible. Licensing, for example, may include a flat yearly fee based on estimated burns and/or a transaction fee per burn, and a monthly charge for NetBurn Station(tm) deployment maintenance.

NetBurn (tm) is as much a supply chain solution for the music industry as it is a tool to be used to combat music piracy. If the Company is successful in its mission to make NetBurn (tm) the industry standard in digital music delivery, CD distribution in its present form, as well as the costs associated with it, will be transformed, with significant costs being driven out of the supply chain. Artists, record labels and end users alike will all be the beneficiaries.

Coupled with new laws and stricter policing of existing legislation, which will increasingly become a greater disincentive to music pirates, NetBurn (tm) offers a legal solution to end users that will retain and enhance their ability to download individual tracks of their choice, while improving quality and eliminating the very high risk of exposure to computer viruses. Music downloads will not be free of charge, as is the case with existing "peer-to-peer" solutions, but they will be less expensive than existing retail alternatives, with no loss of quality.

The Company's website at www.TwoBigToes.com targets a market in providing "one click" web CD burning capabilities. The independent musician is actively seeking ways to promote their music. There are an estimated 300,000 musician-owned "official websites" that promote the musician's music, the vast majority of which do not have CD burning capabilities or e-commerce capabilities. TwoBigToes is the first and only site to offer CD burning capabilities plus real-time sales statistics and proceeds paid to the musician. Previously the musician has opted to link their sites to destination sites such as CDNOW, MP3.com, Amazon Music, etc. Under MP3.com's model, for example, the musician is required to pay a monthly service fee of $19.99 and has access to upload their selections of MP3 files which is hosted by MP3.com's servers, with no CD burning capabilities and shared sales proceeds.

Immediatek library includes tracks from independent artists and even some well-known artists such as multi-platinum artist Shania Twain and world's largest independent contemporary blues label, Alligator Records. Immediatek customer base includes: Kviar Music, the leading Internet music portal and record label in Latin America and Micro Center, a computer retailer with over 20 locations across the United States.

Going Concern - The Company experienced operating losses for the period ended March 31, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2.)

Results of Operations
---------------------

During the First Quarter ended March 31, 2003, the Company generated $8,965 in revenues, this compares to no revenues for the same period last year. In its most recent three month operating period ended March 31, 2003, the Company experienced a net loss of $2,467,245 versus a net loss of $5,752 for the same period last year. The bulk of this loss came from compensation expenses (related party) of $2,335,080 to purchase certain strategic assets; general and administrative expenses of $66,773 and consulting fees of $68,400. During the First Quarter, the Company continued to seek new strategies for market its business plan. Since the Company's inception, the Company experienced a net lost $2,991,308.

The major components to expenses faced by the company in its day-to-day operations includes auditor fees, legal fees, developing software, databases, marketing its internet site, and general administrative expenses. If the Company becomes profitable, the company will access salaries and adding additional personnel to the payroll. Management intends to continue minimize costs until such a time in its discretion it believes expansion would be prudent. One element in making this determination is positive cash flow on a quarterly basis. If or when the company is successful in achieving this quarterly positive cash flow, it is likely that the company will consider expanding its personnel which will increase costs.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can expand its customer base for its NetBurn (tm) products. NetBurn (tm) is a patent-pending digital delivery system which allows web and NetBurn Station(tm) users to download and burn fully licensed music tracks by utilizing a simple "one-click" interface, while at the same time protecting the copyright holders who own the material. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.


Liquidity and Capital Resources
-------------------------------

On March 17, 2003, the Company issued 18,101,397 shares of its $0.001 par value common stock pursuant to two separate Asset Purchase Agreements ("Agreements") with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets. The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101. The fair market value of the underlying shares was $0.13 per share on March 17, 2003. The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

On April 10, 2003, the Company issued 380,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $68,400, the fair market value of the underlying shares.

As of March 31, 2003, the Company owed a shareholder $7,500. The loan is non-interest bearing and due on demand. (See Financial Footnote 6.)

The Company received loans totaling $72,500 from various individuals. The notes are non-interest bearing and are due on demand.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company has no current commitments or other long-term debt. Additionally, the Company has and may in the future invest in short-term investments from time to time. There can be no assurance that these investments will result in profit or loss.

Employees
---------

The Company currently has two employees, who also serve as officers and directors of the Company.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company's Common Stock
---------------------------------

Market Information
------------------

On September 14, 1999, the Company's common stock was initially cleared for trading on the OTC Bulletin Board system under the symbol BRRT. The Company subsequently changed its name to ModernGroove Entertainment, Inc., and its trading symbol to: MODG. On January 7, 2003, the Company changed its name to Immediatek, Inc. and its trading symbol to IMDK. On February 25, 2003, the Company initiated a 1 for 250 reverse stock split and changed it trading symbol to ITEK. A very limited market exists for the trading of the Company's common stock.

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

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

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On February 25, 2003, the Company initiated a 1 for 250 reverse stock split and changed it trading symbol to ITEK.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

Pursuant to Nevada Corporate law, NRS 78.335(5), the Board of Directors filled a previous Board vacancy with the nomination and acceptance of Mr. Paul Marin, effective March 20, 2003. This new board member will hold office for the unexpired term of his predecessor and/or until his successor(s) are elected and qualified.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
   23       Consent of Experts

   99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

   99.2 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.


(b)  Reports on Form 8-K

On January 23, 2003, the Company amended its Current Report dated November, 12, 2002, pursuant to pursuant to Item 1 ("Changes in Control of Registrant");
Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events"); and,
Item 7. ("Exhibits"), entitled "Stock Purchase Agreement."

The Company filed a Current Report dated March 17, 2003, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); and, Item 7. ("Exhibits"), entitled Asset Purchase Agreements.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Immediatek, Inc.
                                   -------------------
                                       (Registrant)

Dated:  May 14, 2003               By:  /s/ Zach Bair
                                   --------------------------------
                                           Zach Bair
                                           Chairman of the Board
                                           President, Secretary
                                           Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                        IMMEDIATEK, INC.


Date: May 14, 2003                      By: /s/ Zach Bair
                                        -------------------------
                                                Zach Bair
                                                Chief Executive Officer

Exhibit 99.1 -- Chief Executive Officer Certification (Section 302)

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Zach Bair, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Immediatek, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 14, 2003                             /s/ Zach Bair
------------                            ------------------------------------
                                             Zach Bair
                                             Chief Executive Officer