Form 10QSB
period 2003-06-30
IMMEDIATEK INC
filed 2003-08-14
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003.
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                        Commission File Number: 000-26073
--------------------------------------------------------------------------------

                                Immediatek, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                          86-0881193
       ----------------------------            ----------------
       (State or other jurisdiction            (I.R.S. Employer
           of incorporation)                    Identification)


   2435 N. Central Expressway Suite 1200, Richardson, TX     75080
   -----------------------------------------------------   ----------
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

Traditional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................    3
          Balance Sheet (unaudited)........................................    4
          Statements of Operations (unaudited).............................    4
          Statements of Cash Flows (unaudited).............................    5
          Notes to Financial Statements....................................  6-7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation....................................................    8

Item 3.   Controls and Procedures..........................................   11



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................   12

Item 2.   Changes in Securities and Use of Proceeds........................   12

Item 3.   Defaults upon Senior Securities..................................   12

Item 4.   Submission of Matters to a Vote
           of Security Holders.............................................   12

Item 5.   Other Information.................................................  12

Item 6.   Exhibits and Reports on Form 8-K..................................  12

Signatures..................................................................  13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                                 Immediatek, Inc
                   (formerly ModernGroove Entertainment, Inc.)
                          (a Development Stage Company)
                                  Balance Sheet
                                    Unaudited


                                                                     June 30,
                                                                       2003
                                                                    -----------
Assets

Current assets:
    Cash                                                            $    27,356
    Accounts receivable                                                   1,647
    Prepaid expenses                                                      1,845
                                                                    -----------
      Total current assets                                               30,848
                                                                    -----------

Fixed assets, net                                                         1,487
Intellectual property                                                    18,101
                                                                    -----------
                                                                    $    50,436
                                                                    ===========

Liabilities and Stockholders' (Deficit)

Current liabilities:
    Accounts payable                                                $    41,950
    Notes payable                                                       122,500
    Shareholder loan                                                      7,500
                                                                    -----------
      Total current liabilities                                         171,950
                                                                    -----------

Stockholders' (deficit):
    Common stock, $0.001 par value, 500,000,000 shares
      authorized, 20,379,997 shares issued and outstanding               20,380
    Additional paid-in capital                                        2,868,685
    (Deficit) accumulated during development stage                   (3,010,579)
                                                                    -----------
                                                                       (121,514)
                                                                    -----------

                                                                    $    50,436
                                                                    ===========












   The accompanying notes are an integral part of these financial statements.


                                Immediatek, Inc.
                   (formerly ModernGroove Entertainment, Inc.)
                          (a Development Stage Company)
                            Statements of Operations
                                    Unaudited



                                                              Three months ended         Six months    March 1, 2002   March 1, 2002
                                                                   June 30,                ended      (inception) to  (inception) to
                                                         ----------------------------     June 30,        June 30,       June 30,
                                                             2003            2002           2003            2002           2003
                                                         ------------    ------------   ------------    ------------   ------------

Revenue                                                  $     31,048    $     26,512   $     40,013    $     26,512   $    109,742
Cost of goods sold                                                716            --              716            --              716
                                                         ------------    ------------   ------------    ------------   ------------

Gross profit                                                   30,332          26,512         39,297          26,512        109,026
                                                         ------------    ------------   ------------    ------------   ------------

Expenses:
   General and administrative expenses                         13,175           4,360         80,386          10,112        145,414
   Depreciation                                                    42                             42                             42
   Consulting fees                                               --              --           68,400            --          472,152
   Consulting fees - related party                               --              --             --              --           16,408
   Compensation expenses - related party                         --              --        2,335,080            --        2,335,080
   Research and development                                     7,875                          7,875                          7,875
   Salaries and wages                                            --            13,619           --            13,619         55,243
   Officer salaries                                            28,510            --           34,502            --           87,827
                                                         ------------    ------------   ------------    ------------   ------------
    Total expenses                                             49,602          17,979      2,526,285          23,731      3,120,041
                                                         ------------    ------------   ------------    ------------   ------------

Net (loss) from operations                                    (19,270)          8,533     (2,486,988)          2,781     (3,011,015)
Other (income):
   Other                                                         (437)           --             (437)           --             (437)
                                                         ------------    ------------   ------------    ------------   ------------

Net (loss)                                               $    (18,833)   $      8,533   $ (2,486,551)   $      2,781   $ (3,010,299)
                                                         ============    ============   ============    ============   ============

Weighted average number of
   common shares outstanding - basic and fully diluted     20,379,997       1,722,600     11,139,299       1,722,600
                                                         ============    ============   ============    ============

Net (loss) per share - basic and fully diluted           $      (0.00)   $       0.00   $      (0.22)   $       0.00
                                                         ============    ============   ============    ============



















   The accompanying notes are an integral part of these financial statements.


                                Immediatek, Inc.
                   (formerly ModernGroove Entertainment, Inc.)
                          (a Development Stage Company)
                             Statements of Cash Flow
                                    Unaudited


                                                                   Six months      March 1, 2002      March 1, 2002
                                                                     ended        (Inception) to     (Inception) to
                                                                    June 30,          June 30,          June 30,
                                                                      2003              2002              2003
                                                                 --------------    --------------    --------------
Cash flows from operating activities
Net (loss)                                                       $   (2,486,551)   $        2,781    $   (3,010,299)
Depreciation                                                                 42              --                  42
Shares issued for services                                               68,400              --             472,152
Shares issued for services - related party                                 --                --              16,408
Shares issued as compensation to related parties                      2,335,080              --           2,335,080
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
    (Increase) decrease in accounts receivable                           (1,205)          (13,316)           (1,647)
    (Increase) in prepaid expenses                                       (1,845)             --              (1,845)
    Increase (decrease) in accounts payable                              (8,689)            4,832            41,950
                                                                 --------------    --------------    --------------
Net cash (used) by operating activities                                 (94,768)           (5,703)         (148,159)
                                                                 --------------    --------------    --------------

Cash flows from investing activities
    Purchase of fixed assets                                             (1,529)             --              (1,529)
                                                                 --------------    --------------    --------------
Net cash (used) by investing activities                                  (1,529)             --              (1,529)
                                                                 --------------    --------------    --------------

Cash flows from financing activities
    Common stock                                                           --                --              45,515
    Payments on notes payable                                            (3,692)             --                --
    Proceeds from notes payable                                         122,500              --             122,500
    Proceeds from shareholder loan                                         --               3,692             7,500
                                                                 --------------    --------------    --------------
Net cash provided by financing activities                               118,808             3,692           175,515
                                                                 --------------    --------------    --------------

Net increase (decrease) in cash                                          22,511            (2,011)           27,356
Cash - beginning                                                          4,845              --                --
                                                                 --------------    --------------    --------------
Cash - ending                                                    $       27,356    $       (2,011)   $       27,356
                                                                 ==============    ==============    ==============

Supplemental disclosures:
    Interest paid                                                $         --      $         --      $         --
                                                                 ==============    ==============    ==============
    Income taxes paid                                            $         --      $         --      $         --
                                                                 ==============    ==============    ==============

    Number of shares issued for services                                380,000              --             547,800
                                                                 ==============    ==============    ==============
    Number of shares issued for services to related party                  --                --               8,200
                                                                 ==============    ==============    ==============
    Number of shares issued as compensation to related parties       18,101,397              --          18,101,397
                                                                 ==============    ==============    ==============




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

Note 3 - Notes payable

The Company received loans totaling $122,500 from various individuals. The notes are non-interest bearing and are due on demand.

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

Shareholder loan
----------------
As of June 30, 2003, the Company owed a shareholder $7,500. The loan is non-interest bearing and due on demand.

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

The Company's website at www.TwoBigToes.com targets a market in providing "one click" web CD burning capabilities. The independent musician is actively seeking ways to promote their music. There are an estimated 300,000 musician- owned "official websites" that promote the musician's music, the vast majority of which do not have CD burning capabilities or e-commerce capabilities. TwoBigToes is the first and only site to offer CD burning capabilities plus real-time sales statistics and proceeds paid to the musician. Previously the musician has opted to link their sites to destination sites such as CDNOW, MP3.com, Amazon Music, etc. Under MP3.com's model, for example, the musician is required to pay a monthly service fee of $19.99 and has access to upload their selections of MP3 files which is hosted by MP3.com's servers, with no CD burning capabilities and shared sales proceeds.

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

During the Second Quarter, ended June 30, 2003, the Company generated $31,048 in revenues. This compares to $26,512 in revenues for the same period last yer. In its most recent three month operating period, ended June 30, 2003, the company experienced a net loss of $18,833 versus a net income of $8,533 for the same period last year. During the Second Quarter, the Company continued to seek and deploy new strategies for marketing its business plan. Since the Company's inception, the Company experienced a net loss of $3,010,579.

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


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can expand its customer base for its NetBurn (tm) products. NetBurn (tm) is a patent- pending digital delivery system which allows web and NetBurn Station(tm) users to download and burn fully licensed music tracks by utilizing a simple "one- click" interface, while at the same time protecting the copyright holders who own the material. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

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

For the quarter ended June 30, 2003, approximately 90% of sales were derived from one customer, Yoshi Dillon Technologies, Inc.

Employees
---------

The Company currently has five employees, three of which are officers of the company.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number    Title of Document
     -----------------------------------------------

     31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

     31.2 Chief Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.


     32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

     32.2 Chief Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.



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

                                    Immediatek, Inc.
                                   -------------------
                                       (Registrant)

Dated: August 14, 2003             By:  /s/ Zach Bair
                                   --------------------------------
                                   Zach Bair
                                   Chairman of the Board
                                   President, Secretary
                                   Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                   IMMEDIATEK, INC.


Date: August 14, 2003              By: /s/ Zach Bair
                                   -------------------------
                                   Zach Bair
                                   Chief Executive Officer