Form 10QSB
period 2003-09-30
IMMEDIATEK INC
filed 2003-11-17
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from to

Commission File Number: 000-26073

Immediatek, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification)

2435 N. Central Expressway Suite 1600, Richardson, TX	75080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (214) 712-7336

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 500,000,000 shares authorized, as of April 30, 2003, the issuer had 20,379,997 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)

Yes  ☐   No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS AND EXHIBITS

Immediatek, Inc

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Balance Sheet

September 30, 2003
Assets

Current assets:
Cash and equivalents	$37,876
Accounts receivable	1,647
Prepaid expenses	7,605
Total current assets	47,128

Fixed assets, net	4,045
Intellectual property	18,101
$69,274

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$96,731
Notes payable	70,000
Subscriptions payable	42,000
Shareholder loan	7,500
Total current liabilities	216,231

Stockholders’ (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 21,334,163 shares issued and outstanding	21,334
Additional paid-in capital	2,986,231
(Deficit) accumulated during development stage	(3,154,522)
(146,957)

$69,274

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Statements of Operations

	Three months ended September 30,		Nine months ended September 30, 2003	March 1, 2002 (inception) to September 30, 2002	March 1, 2002 (inception) to September 30, 2003
	2003	2002

Revenue	$20,874	$25,834	$60,887	$52,346	$130,616
Cost of goods sold	—	—	716	—	716

Gross profit	20,874	25,834	60,171	52,346	129,900

Expenses:
General and administrative expenses	53,274	3,682	136,561	13,445	198,968
Depreciation	42	—	84	—	84
Consulting fees	10,000	—	78,400	—	482,152
Consulting fees - related party	—	—	—	—	16,408
Compensation expenses - related party	—	—	2,335,080	—	2,335,080
Professional fees	48,178	—	48,178	350	48,178
Research and development	3,872	—	11,747	—	11,747
Salaries and wages	10,280	68,277	10,280	81,896	65,523
Sales and marketing	2,058	—	2,058	—	2,058
Officer salaries	37,113	—	71,615	—	124,940
Total expenses	164,817	71,959	2,694,003	95,691	3,285,138

Net (loss) from operations	(143,943)	(46,125)	(2,633,832)	(43,345)	(3,155,238)
Other expenses:
Other	—	(162)	(437)	(162)	(437)

Net (loss)	$(143,943)	$(46,287)	$(2,633,395)	$(43,507)	$(3,154,522)

Weighted average number of common shares outstanding - basic and fully diluted	20,857,080	1,722,600	11,616,382	1,722,600

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.03)	$(0.23)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Statements of Cash Flow

	Nine months ended September 30, 2003	March 1, 2002 (Inception) to September 30, 2002	March 1, 2002 (Inception) to September 30, 2003

Cash flows from operating activities
Net (loss)	$(2,633,395)	$(43,507)	$(3,154,522)
Depreciation	84	—	84
Shares issued for services	78,400	—	482,152
Shares issued for services - related party	—	—	16,408
Shares issued as compensation to related parties	2,335,080	—	2,335,080
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) decrease in accounts receivable	(1,205)	(14,732)	(1,647)
(Increase) in prepaid expenses	(7,605)	—	(7,605)
Increase (decrease) in accounts payable	46,092	52,153	96,731
Net cash (used) by operating activities	(182,549)	(6,086)	(233,319)

Cash flows from investing activities
Purchase of fixed assets	(3,129)	—	(3,129)
Net cash (used) by investing activities	(3,129)	—	(3,129)

Cash flows from financing activities
Common stock	—	—	45,515
Subscriptions payable	42,000	—	42,000
Convertible debt	107,500	—	107,500
Payments on notes payable	(791)	—	(1,320)
Proceeds from notes payable	70,000	3,626	70,000
Proceeds from shareholder loan	—	3,692	7,500
Net cash provided by financing activities	218,709	7,318	271,195

Net increase (decrease) in cash	33,031	1,232	37,876
Cash - beginning	4,845	—	—
Cash - ending	$37,876	$1,232	$37,876

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash transactions:
Number of shares issued for services	430,000	—	597,800
Number of shares issued for services to related party	—	—	8,200
Number of shares issued as compensation to related parties	18,101,397	—	18,101,397
Number of shares issued for equipment	8,333	—	8,333
Number of shares issued to convert debt to equity	895,833	—	895,833

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Notes

Note 1 – Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company’s 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated any revenues.  In order to obtain the necessary capital, the Company raised funds via private placement offering.  If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 3 – Notes payable

The Company received loans totaling $70,000 from various individuals.  The notes are non-interest bearing and are due on demand.

During the three months ended September 30, 2003, certain note holders elected to convert $107,500 of Company debt into 895,833 shares of the Company’s $0.001 par value common stock.

Note 4 – Subscriptions payable

During the three months ended September 30, 2003, the Company received $42,000 of cash from investors to acquire 140,000 shares of the Company’s $0.001 par value common stock at $0.30 per share pursuant to its Private Placement Memorandum dated July 10, 2003.  As of September 30, 2003, the Company owed the investors 140,000 shares of its $0.001 par value common stock.

The Company has expended $10,000 of the $42,000 cash received from investors to fund operations.

Note 5 – Stockholders’ equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 500,000,000 shares of $0.001 par value common stock.

Common stock

On March 17, 2003, the Company issued 18,101,397 shares of its $0.001 par value common stock pursuant to two separate Asset Purchase Agreements (“Agreements”) with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets.  The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101.  The fair market value of the underlying shares was $0.13 per share on March 17, 2003.  The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

On April 10, 2003, the Company issued 380,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $68,400, the fair market value of the underlying shares.

On August 3, 2003, the Company issued 895,833 shares of its $0.001 par value common stock to certain note holders who elected to convert their notes totaling $107,500 into Company equity.

On August 3, 2003, the Company issued 8,333 shares of its $0.001 par value common stock to an individual to acquire equipment valued at $1,000.

On August 3, 2003, the Company issued 50,000 shares of its $0.001 par value common stock to an individual for consulting services rendered valued at $10,000.

There have been no other issuances of common and/or preferred stock.

Note 6 – Related party transactions

Intellectual property

On March 17, 2003, the Company entered into two separate Asset Purchase Agreements (“Agreements”) with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets.  Pursuant to the terms of the Agreements, the Company issued to Mr. Marin 7,360,000 restricted shares and to Mr. Bair 10,741,397 restricted shares of its $0.001 par value common stock for a combined total of 18,101,397 shares.  The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101.  The fair market value of the underlying shares was $0.13 per share on March 17, 2003.  The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

Shareholder loan

As of September 30, 2003, the Company owed a shareholder $7,500.  The loan is non-interest bearing and due on demand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Immediatek, Inc., formerly called ModernGroove Entertainment, Inc., and originally called Barrington Laboratories, Inc., and, is a developmental stage company, hereinafter referred to as (“the Company”), was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 6, 1998.  The Articles of Incorporation of the Company were amended on December 9, 2002 to officially change the name of the Company to Immediatek, Inc, and increase the number of authorized shares to five hundred million  (500,000,000) shares of common stock having a par value of $0.001.  The Corporation shall have the authority to issue and five million (5,000,000)  shares of preferred stock at a par value of $0.001.

On February 27, 2003, Immediatek, Inc. announced that it was acquiring key assets from Zach Bair and Paul Marin, individually.  These assets represent, breakthrough technology enabling Internet music fans to download standard MP3 files directly to their CD burners while simultaneously protecting the artists’ copyrights.  Acquisition of these assets, include:  the CD burning software and the Company’s flagship website, www.TwoBigToes.com.

Immediatek currently has license agreements with over 330 independent labels, 1,200 artists, and 30,000 music tracks for its www.TwoBigToes.com website and core NetBurn (tm) technology.  The Company is currently focusing its efforts towards digital media delivery, utilizing its patent pending NetBurn (tm) technology.  NetBurn (tm) is a patent-pending digital delivery system designed for music labels, distributors, artists and retailers.  NetBurn (tm) allows web and NetBurn Station(tm) users to download and burn fully licensed music tracks from a sophisticated content management system utilizing a simple “one-click” interface, while at the same time protecting the copyright holders who own the material.  NetBurn (tm) allows music, audio and video buyers, using the Internet or an Automated Digital Media Server (tm) (“ADM”) to burn digital media directly to Recordable CDs drive and leaves no files for the user to pirate.  It requires no prior download to use, no custom drivers, and features easy centralized software updating and robust content management.

NetBurn (tm) is available both as an Application Service Provider (“ASP”) solution as well as deployable, Internet-enabled Automated Digital MediaServers called “NetBurn Stations(tm)”. What makes this technology unique is that with only a single mouse click by the user, or a few touches on the NetBurn Station(tm) touch screen, selected, fully licensed music tracks are burned directly to a CD-recordable drive.  In the case of the Internet version, the user is left with no files on their hard disk.  This means there are no files for the user to copy, thereby providing an extra layer of security and furthering the demise of music piracy. Users pay by the track or by the CD.  They can create custom CDs complete with liner notes and CD jacket, or choose to burn exact CDs as found in retail stores.  It is Immediatek’s goal to work with the music industry and artist community to help establish the NetBurn (tm) technology as the de facto standard for digital music delivery.

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

Coupled with new laws and stricter policing of existing legislation, which will increasingly become a greater disincentive to music pirates, NetBurn (tm) offers a legal solution to end users that will retain and enhance their ability to download individual tracks of their choice, while improving quality and eliminating the very high risk of exposure to computer viruses.  Music downloads will not be free of charge, as is the case with existing “peer-to-peer” solutions, but they will be less expensive than existing retail alternatives, with no loss of quality.

The Company’s website at www.TwoBigToes.com targets a market in providing “one click” web CD burning capabilities.  The independent musician is actively seeking ways to promote their music.  There are an estimated 300,000 musician- owned “official websites” that promote the musician’s music, the vast majority of which do not have CD burning capabilities or e-commerce capabilities.  TwoBigToes is the first and only site to offer CD burning capabilities plus real-time sales statistics and proceeds paid to the musician.  Previously the musician has opted to link their sites to destination sites such as CDNOW,  MP3.com, Amazon Music, etc. Under MP3.com’s model, for example, the musician is required to pay a monthly service fee of $19.99 and has access to upload their selections of MP3 files which is hosted by MP3.com’s servers, with no CD burning capabilities and shared sales proceeds.

Immediatek library includes tracks from independent artists and even some well- known artists such as multi-platinum artist Shania Twain and world’s largest independent contemporary blues label, Alligator Records.  Immediatek customer base includes:  Kviar Music, the leading Internet music portal and record label in Latin America and Yoshi Dillon Technologies, Inc., who owns an independent music site promoting artists, which is scheduled for full launch in late summer,

Going Concern – The Company experienced operating losses for the period ended September 30, 2003.  The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company was unable to continue its operations.  (See Financial Footnote 2.)

Results of Operations

During the nine months ended September 30, 2003, the Company generated $ 60,887 13 in revenues, this compares to  $52,346 in revenues for the same period last year.  In its most recent nine month operating period ended September 30, 2003, the Company experienced a net loss of $2,633,395 versus a net loss of $43,507 for the same period last year.  The bulk of this loss came from compensation expenses of $2,335,080 to purchase certain strategic assets; general and administrative expenses of $136,561 and consulting fees of $ 78,400.  During the first nine months, the Company continued to seek new strategies for market its business plan.  Since the Company’s inception, the Company experienced a net lost $ 3,154,522.

For the quarter ended September 30, 2003, approximately 90% of sales were derived from one customer, SOLD-RITE, Inc.

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

Plan of Operation

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can expand its customer base for its NetBurn (tm) products.  NetBurn (tm) is a patent- pending digital delivery system which allows web and NetBurn Station(tm) users to download and burn fully licensed music tracks by utilizing a simple “one- click” interface, while at the same time protecting the copyright holders who own the material.  Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

Liquidity and Capital Resources

On March 17, 2003, the Company issued 18,101,397 shares of its $0.001 par value common stock pursuant to two separate Asset Purchase Agreements (“Agreements”)  with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets.  The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101.  The fair market value of the underlying shares was $0.13 per share on March 17, 2003.  The difference between the par value of  $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin.

On April 10, 2003, the Company issued 380,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $68,400, the fair market value of the underlying shares.

As of September 30, 2003, the Company owed a shareholder $7,500.  The loan is non-interest bearing and due on demand.  (See Financial Footnote 6.)

The Company received loans totaling $70,000 from various individuals.  The notes are non-interest bearing and are due on demand.

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

Employees

The Company currently has four employees, two of employees also serve as officers and directors of the Company.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market For Company’s Common Stock

Market Information

On September 14, 1999, the Company’s common stock was initially cleared for trading on the OTC Bulletin Board system under the symbol BRRT.  The Company subsequently changed its name to ModernGroove Entertainment, Inc., and its trading symbol to:  MODG.  On January 7, 2003, the Company changed its name to Immediatek, Inc. and its trading symbol to IMDK.  On February 25, 2003, the Company initiated a 1 for 250 reverse stock split and changed it trading symbol to ITEK.  A very limited market exists for the trading of the Company’s common stock.

There is currently 447,917 warrants to purchase the Company’s common stock. The warrants are exercisable at $0.15 per share with an exercise term of 12 months.  The Warrants may not be sold or transferred without complying with Rule 144 in the absence of an effective registration or other compliance under the Securities Act.  There is currently no Common Stock, which is subject to outstanding options to purchase, or securities convertible into, the Company’s common stock.

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

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof),  finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,”  “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company as plaintiff initiated a lawsuit in Texas State District Court on October 2,2003 against FRANK MERHIB, SCOTT WILDING, JENNIFER MERHIB, J & SON CONSULTING, a Florida Corporation, and RESEARCH INVESTMENT GROUP, a Florida Corporation alleging that the aforementioned defendants engaged jointly and severally in activity amounting to, among other causes of action, business disparagement of Immediatek and its president, Zach Bair. The lawsuit has demanded certain damages from the defendants and the court has granted temporary injunctions against the several defendants.

ITEM 2.  Changes in Securities and Use of Proceeds

None as of September 30, 2003 however we have initiated a Regulation D, Rule 506 private placement whereby the company is offering up to 2,000,000 shares of its common stock at $0.30 per share for a total offering of up to $600,000

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended,  no matters were submitted to the Company’s security holders.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Title of Document

	31.1	Chief Executive Officer-Section 302 Certification pursuant to Section 302 Sarbanes-Oxley Act.
	31.2	Chief Financial Officer Section 302 Certification pursuant to Section 302 Sarbanes-Oxley Act
	32.1	Chief Executive Officer-Section 906 Certification pursuant to Section 902 Sarbane-Oxley Act.
	32.2	Chief Financial Officer Section 906 Certification pursuant to Section 902 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K
None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: November 14, 2003	By: /s/ Zach Bair
Zach Bair
Chairman of the Board President, Secretary
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IMMEDIATEK, INC.

Date: November 14, 2003	By: /s/ Zach Bair
Zach Bair
Chief Executive Officer