Form 10KSB
period 2003-12-31
IMMEDIATEK INC
filed 2004-03-30
CIK 1084182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26073

Immediatek, Inc.

(Exact name of Registrant as specified in charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification)

2435 N. Central Expressway Suite 1610, Richardson, 75080
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (972) 852-2876

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year.  $133,485.

Based on the average if the closing bid and asked prices of the issuer’s common stock on December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,759,375.

As of December 31, 2003, the issuer had 22,958,218 shares of common stock outstanding.  As of March 26, 2003, the issuer had 22,958,218 shares of common stock outstanding.

Documents incorporated by reference:  See Item 13.  Exhibits and Reports on Form 8-K in Part III.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

Forward-Looking Statements

The annual report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue,” or the negative thereof or other variations thereon or comparable terminology.  All statements other than statements of historical fact included in this annual report on Form 10-KSB including, without limitation, the statements under “Item 1. Description of Business” and “Item 6. Management’s Discussion and Analysis or Plan of Operation” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below) are forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.”  In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, access to capital, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

As used herein, references to the “Company” are to Immediatek, Inc., a Nevada corporation (“Immediatek”) and its subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS.

Recent Developments: Going Concern and Liquidity Problems

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003.  The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern.  Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations.  We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws.  Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders.  In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

See “Risk Factors” and Management’s Discussion and Analysis Condition and Results of Operations.”

Background

Immediatek, Inc. (www.immediatek.com - OTCBB:ITEK) was formerly named ModernGroove Entertainment, Inc.  On November 23, 2002, ModernGroove Entertainment, Inc., a Nevada corporation, an OTCBB-listed company, entered into a merger agreement with Immediatek, Inc., a private company duly incorporated in accordance with the laws of the State of Texas.  Immediatek, a privately owned company, was founded in 2001 by Zach Bair.  On December 9, 2002, ModernGroove Entertainment, Inc. changed its name to Immediatek, Inc. (“ITEK”)

ITEK initially focused on providing process automation consulting and Information Technology (“IT”) services, but the strategy from day one was to identify and acquire compelling technology solutions which had potential exponential scalability. The company is based in Richardson, Texas.

On February 27, 2003, ITEK announced that it was acquiring key assets of LCD Interactive, Inc., a private corporation (“LCD”) that had developed breakthrough CD burning software which would form the basis of ITEK’s business model going forward.  Prior to the acquisition, ITEK had formed a strategic alliance with LCD d/b/a TwoBigToes, to exclusively market and develop the CD burning software. Acquisition of LCD’s assets, including the CD burning software and LCD’s flagship website, www.TwoBigToes.com, was accomplished through a stock transaction whereby the shareholders of LCD, were granted 6,980,000 restricted shares in Immediatek.

ITEK is currently focusing its efforts towards digital media delivery utilizing its patent pending CD burning software products, NetBurn™ and NetBurn Secure™.  NetBurn™ allows an end user to download and burn music using the Internet or a music CD burning kiosk to burn digital media directly to a burnable CD without infringing the legal copyrights of the publishers and artists. The Company believes that NetBurn™ has completed its development stage and is now a proven technology.  NetBurn Secure™, ITEK’s latest variant of the software, creates copy controlled burned CDs, so that once the CD is burned it is copy controlled and can thereby limit how many copies, if any at all, are permitted to be made from the burned CD.

NetBurn™ is a revolutionary, patent-pending digital delivery system designed for music labels, distributors, artists and retailers.  NetBurn™ allows web and NetBurn Station™ kiosk users to download and burn fully licensed music tracks from a sophisticated content management system utilizing a simple “one-click” interface, while at the same time protecting the copyright holders who own the material.  NetBurn™ enables burning directly to a burnable CD and leaves no files for the user to pirate. It requires no prior download to use, no custom drivers, and features easy centralized software updating and robust content management.  The content, once burned to the CD, is copy controlled and can limit how many copies, if any, will be permitted to be made from the burned CD.

The NetBurn Portal System is Immediatek’s way of putting the technology into the hands of artists – helping artists – and at the same time continuing to pursue its business model.  The artist is allowed to sign up and use the Portal System at no cost, and instead will share revenue with Immediatek on the back end.  The Portal System creates a fully automated system for managing and deploying content directly to the artist’s websites, fan websites, kiosks, and corporate sites, and thereby provides multiple points-of-sale in an effort to increase sales potential.

Independent music represents a huge opportunity to Immediatek and the NetBurn product.  Because there is so much indie music (24.9% of all sales), Immediatek is working with independent artists to protect their content and to enable distribution and artistic control.  By pulling in high profile independent artists, Immediatek raises awareness to the product, and also increases the Company’s credibility.

NetBurn™ is available both as an ASP (Application Service Provider) solution as well as deployable, Internet-enabled kiosks Automated Digital MediaServers (ADMs) called “NetBurn Stations™”. What makes this technology unique is that with only a single mouse click by the user, or a few touches on the NetBurn Station™ touch screen, selected, fully licensed music tracks are burned directly to a burnable CD.  With NetBurn Secure™, the resultant disc is copy protected.  In the case of the Internet version, the user is left with no files on their hard disk (unless they are properly licensed, in which case this is controlled by our embedded Microsoft DRM technology). This means there are no files for the user to copy, thereby providing an extra layer of security and furthering the demise of music piracy. Users pay by the track or by the CD. They can create custom CDs complete with liner notes and CD jacket, or choose to burn exact CDs as found in retail stores. It is Immediatek’s goal to work with the music industry and artist community to help establish the NetBurn™ technology as the de facto standard for secure digital music delivery.

The NetBurn Stations™ are available in stand-up and will also be available as countertop bolt-on units. The machines accept credit and debit cards as well as cash, and the stand-up units are equipped with 42-inch plasma screens for targeted custom media and advertising delivery. Various licensing packages for both the NetBurn Stations™ and the core NetBurn™ technology are available and flexible. Licensing, for example, may include a flat yearly fee based on estimated burns and/or a transaction fee per burn, and a monthly charge for NetBurn Station™ deployment maintenance.

ITEK’s management is of the opinion that the proprietary “one-click” disc burning technology could provide a standards-based solution for the music industry’s burgeoning piracy problems with downloadable music and other media. Zach Bair believes that recent court decisions involving music piracy are likely to make popular peer-to-peer software applications, such as Kazaa, re-assess their business models. ITEK’s business model is based on a proven technology, which can be easily integrated into existing e-commerce websites. It’s a true “one-click” solution, and with it, artists, labels and music distributors have a method to control copyrights.

NetBurn™ Technology Brief

Immediatek’s breakthrough CD burning software known as NetBurn™ is a proprietary technology that allows an entire music CD, individually selected tracks, to download from a standard Internet browser and instantly and automatically burn to a CD-R in “one click,” in effect bypassing the computer’s hard drive and leaving no files left over to be pirated.  The fact that an entire CD can download to a CD burner without having client-side software is a revolutionary breakthrough in how music is now legally distributed over the Internet. The NetBurn™ software also provides CD cover art, liner notes and song track listings perfectly sized for printing and inserting into CD jewel cases. NetBurn™ also allows users to mix and match tracks from different artists and CD releases.

NetBurn Secure™ Technology Brief

Immediatek’s newest breakthrough CD burning software has the same functionality as NetBurn™ with the added capabilities of copy control technology on the burned CD itself.  It is the belief of Management that Immediatek has the only technology that can burn a copy controlled CD from the Internet, thus giving power and control back to the copyright owners and reducing piracy for burnable CDs.

After a user selects song tracks on a secure website, NetBurn™ Server creates a custom compiled and encrypted applet, based on the user’s selection, which is then downloaded and run from a standard browser. This applet immediately detects the brand and model CD burner by communicating with the API (Application Programming Interface) of the selected PC and displays this information on the customized NetBurn window, which is small, simple and unobtrusive. If no burner is detected, the process halts and the user is sent to a NetBurn™ customer service page, where the customer is advised of the issue.

Next, providing a CD burner is indeed found, NetBurn then detects whether or not there is a CD in the tray of the burner, and provides the user two opportunities to insert a disc into the burner before the application quits and the user is automatically forwarded to a NetBurn™ customer service page, again detailing this specific issue.

Assuming that the user inserts a blank CD-R either on the first or the second attempt, then the software will validate this action and automatically begin to decode and decompress imbedded compressed music files, simultaneously converting them to CD Audio format, and then burning the files on-the-fly to the CD-R.

Once all the songs are successfully burned to the CD-R, NetBurn™ confirms the CD is successfully burned and then loads the CD cover art, liner notes and song tracks on a properly sized CD jewel case format for printing and insertion into a jewel case. The cover art is based on the songs selected by the user. For example if the user selects songs from one artist’s CD then the original cover art will download for printing.  However, if the user selects various artists, then the user has the opportunity to select the cover art of their choice.

Immediately after successfully burning the CD, NetBurn Secure™, in protecting the copyright of the artist and content owner, any and all remaining temporary files are deleted that are utilized in the burn and the burned CD has copy control technology that is intended to limit or prevent the burned CD from being re-copied.

Throughout the entire burning process the NetBurn application window provides a progress bar and notes on the status of the CD being burned. For example, the time estimated to burn the CD is based on the number of songs and length of each song, and the progress bar tracks this time accordingly.  It also provides a list of the songs being burned, and notifies the user when the CD burn is completed.

The SunnComm technology is based on a CD that contains two separate sessions, and when invoked, is fully employed on discs burned with NetBurn™ Secure.  This function is invoked from the NetBurn™ Server Manager Console.  By clicking a check box and identifying geographic areas where copy protection would be employed for end users, the MediaMax technology will be automatically embedded when the consumer burns their disc, and MediaMax components are installed on the user’s computer.

NetBurn Secure™ technology is based on a burned CD that contains two separate sessions.  When the CD is inserted in a standard music CD player, the first session, made up of standard audio tracks, is accessed and will play normally. However, when the CD is inserted in a CDROM drive or DVD drive of a computer, the first session – the one playable in both CD and DVD players - is inaccessible. Instead, a second session becomes available that includes a duplicate set of songs which are stored in a protected format using licensed DRM technology.

In addition to the DRM technology, the second session can also contain additional content like video, photos, web links etc. While the user has full access to this music and other content on the second session by using the computer, the licensed MediaMax technology is intended to disallow the end user to make unauthorized copies of the burned CD with standard CD copying software programs.

Copy Control Technology – NetBurn Secure™

Immediatek has licensed the MediaMax CD-3 technology from SunnComm Technologies and has embedded SunnComm’s technology into NetBurn™.  The resultant product is called NetBurn Secure™.

REVENUE MODEL

Our sales revenue is derived mainly from the following sources:

Software licensing fees – NetBurn and NetBurn Secure™.  Music labels and artists pay a licensing fee for the use of the Company’s NetBurn™ software platform for use within their own organizations and on their own websites as the means of facilitating music downloads by end users. This will be a recurring revenue stream to Immediatek as it will be payable annually and will also be supplemented to a small extent by maintenance and support charges, although these are not anticipated as being material and have not been accounted for in projections. There is no direct cost of sale attached to this revenue stream, although the Company has provided in its forecasts for an expenditure of 10% of each sale made.

Transaction fees - NetBurn™ and NetBurn Secure™.  Although music downloads will be facilitated via independent websites - typically those of the music labels or of individual artists themselves - each transaction will attract a fee payable to Immediatek of as high as $0.38 per track. As with software licensing revenue, there is no direct cost of sale attached to this revenue stream, but provision has nevertheless been made in the Company’s forecasts for a cost of $0.05 per track.

TwoBigToes.com.  This is the Company’s own website, on which end users will be able to download music on exactly the same basis as above from artists listed on the site. While transaction fees are effectively a third party royalty, download fees originating from the TwoBigToes site represent a retail transaction to the Company and are therefore at a higher rate, namely $.99 per track. Typically, music listed on the TwoBigToes site will be that belonging to lesser-known independent artists not yet associated with a major record label. In this case, there will be direct costs associated with such transactions, namely royalties payable to the artist and the cost of uploading and maintaining the text and graphics that end users will download to complete CD inserts and the jewel case. Total cost of sales has been provided at 35%.

OPPORTUNITIES

Because of the rapid change in the music industry to the piracy of online music, many web entities have sprung up which offer online music services as an alternative to traditional peer-to-peer software sites such as Kazaa. These sites generally have content, which subscribers pay to access.  The access may include streaming the music from the site; downloading MP3 files; and in some cases, burning the music to disc.  It is these legal music download sites which the opportunity for NetBurn™ and NetBurn Secure™.

Legal Music Download Services

Apple (iTunes).  The iTunes Music Store features over 200,000 songs from major music companies including BMG, EMI, Sony Music Entertainment, Universal and Warner so music fans can easily find the music and download them directly into their iTunes 4 music library with one-click. Songs are downloaded in digital quality and can be burned onto an unlimited number of CDs for personal use.  In the first month of operation nearly 4 million music tracks were downloaded.  Burns are not secure and can be copied.  Users are free to upload copied songs.

MusicNow.  MusicNow, Inc., formerly FullAudio, develops legal digital music solutions that are offered to customers through marketing partners like Best Buy, SBC Yahoo! DSL and Microsoft Windows Media.  Customers can purchase individual tracks and albums from a music library of more than 400,000 tracks from all five major labels: BMG, EMI, Sony Music Entertainment, Universal Music Group and the Warner Music Group, and independent labels such as Koch and Sanctuary.

BuyMusic.  BuyMusic.com, offers approximately 300,000 songs for download in all categories of music from Top Ten to rare independents.  Customers can purchase individual tracks and albums from all five major labels:  BMG, EMI, Sony Music Entertainment, Universal Music Group and the Warner Music Group, and independent labels such as Koch and Sanctuary.

MusicNet.  MusicNet is only available through AOL.  Launched in December of 2001 and with a current roster of 250,000 songs, MusicNet is equally owned by Real Networks, AOL/Time Warner, EMI and BMG.  MusicNet offers distribution of digital music service for streaming, downloading and burning music online, MusicNet offers the music catalogs of major and independent record labels - including Warner Music Group, BMG Entertainment, EMI Recorded Music, Sony Music Entertainment, Universal Music Group, Zomba, Ritmoteca and Sanctuary. As both a service and music content provider, MusicNet licenses to companies seeking to fully integrate digital music services into their online music offerings.  Burns are not secure and can be copied.  Users can take songs and upload them on a file sharing service freely.

Napster.  Napster has been re-launched as a legal service using PressPlay’s infrastructure.  Napster is currently active, and its assets are currently owned by Roxio (NASDAQ: ROXI) and was known originally as the pioneer in peer-to-peer filing sharing software to illegally swap MP3 files from consumer’s computers.  At its height, Napster had over 74 million users and about 2 billion songs per month were downloaded via Napster.

Emusic.  Vivendi Universal, the world’s largest record company conglomerate purchased Emusic in a $23 million cash transaction. Emusic offers legal MP3 downloads from over 900 independent record labels.  $9.99 per month for unlimited downloads. Currently Emusic is offering 50 free MP3 downloads and a 14-day free trial with a cancel anytime option.  Burns are not secure and can be copied.  Users are free to upload copied songs.

Legal Streaming Media Music Sites

Users can’t download songs; however, they can listen to them only on their computers as streaming audio files. Whereas a downloaded song is transferred to your computer’s hard drive, a streamed song can be listened to only while you’re connected to the Internet. The following services do not allow CD recording. Therefore, this presents additional opportunity for the proliferation of NetBurn™.

Streamwaves offers a digital music subscription business.  Streamwaves licenses major label content for a subscription service.  Streamwaves holds licensing agreements with EMI Recorded Music, EMI CMG Publishing, Universal Music Group and others.  Streamwaves has no burning capability whatsoever.

Launch.com. (Acquired by Yahoo! for $12 million) offers consumers an array of streaming radio stations, videos, musicians’ interviews and picture art from musicians. Launch generates revenue through its advertised based model. This website is a destination for music fans to learn more about their favorite musicians and for listening to streaming music. Some free downloads for promotion only.

Listen.com. Listen.com, recently acquired by Real Networks is a music portal and promotional website branded as Rhapsody. Listen offers consumers an array of features from musician bios, news, free downloads samples, videos, interviews and picture art from musicians. Listen.com’s core product is Rhapsody, an interactive digital music subscription service powered by the company’s patent-pending media delivery technology.

Lycos Music. Music destination and portal. Offers music news, links, bios, interviews and e-commerce for music CDs.

Peer-To-Peer Music Services

All known peer-to-peer software utilities allow users who exchange copyrighted files without the permission of the copyright holder.  Peer-to-peer services overwhelmingly are used for improper copying and transmission of copyright material over the Internet, and actively encourage, assist and participate in this activity. We will continue to watch this market to see what online music peer-to-peer technology evolves and we may see opportunity from the following companies for future offering of “legal” online music for burning. However, without strategic agreements with the peer-to-peer software companies, and without clear changes in their business model, the nature of peer-to-peer technology will leave downloaded music on user’s hard drives.

Kazaa is currently the most popular peer-to-peer file sharing network with over 60 million users worldwide and over 22 million users in the United Sates alone.  Kazaa was originally the inspiration of two Scandinavian businessmen, Niklas Zennstrom and Janis Friis, who wanted to improve upon the “peer-to-peer” file-swapping services that became popular in 1999.  Over the past two years, the oddly named product has become the most popular online file-swapping system in the world. Roughly 230 million people have downloaded the software, primarily to trade music, TV shows and movies over the Internet. At any given time, more than 3 million people are running the program, double the number that Napster had at its peak.  Sharman Networks purchased the Kazaa software in early 2002 and planned to make money by distributing authorized, copy-protected content. However, the record labels are suing the Australian-based Sharman Networks and, recently, a US Federal judge ruled that it could be pursued by record companies under US laws.

Other popular peer-to-peer file sharing networks include Altnet, Gogster, LimeWire, BearShare, Morpheus and Xolox.

Partial Customers List

Immediatek currently has license agreements with over 330 independent labels, 1200 artists, and 30,000 music tracks for its www.TwoBigToes.com website and core NetBurn™ technology, not to mention other technology alliances.  Among them:

SunnComm – Immediatek has signed technology licensing agreement with SunnComm to offer SunnComm’s MediaMax CD-3 technology in the NetBurn Secure™ product line. This agreement will serve to further strengthen the collaboration in the field of  “copy control technology and management” for music content.

Yes Networks – Immediatek has signed an agreement with Yes Networks.  Yes Networks has 1,000 top radio stations now reporting through www.yes.net. Listeners across the country can use the service to identify the song playing on these radio station and then buy the CD, concert tickets or other merchandise via. Yes Networks is also accessible via WAP service and offered through wap.yes.net. Yes Networks is a privately held company with U.S. offices in suburban Philadelphia, PA.

DigiCirc –  Immediatek has signed an agreement with DigiCirc to work in a co-marketing effort.  DigiCirc is the platform which allows music consumers, record labels, music distributors, advertisers, publishers and business merchants, to bid, purchase, lease, sub lease, and swap exclusive Digital Music Rights of recordings from top participating independent artists (from mainstream to the underground). DigiCirc is the world’s first Music Rights Investment Market.

Cities In Touch – Immediatek has signed an agreement whereby Cities In Touch, located in Hot Springs, AR., will finance, build and deploy Immediatek’s NetBurn Station™ kiosk solutions.

Kviar Music, based in Rio de Janeiro, Brazil, is the leading Internet music portal and record label in Latin America. Kviar has licensed Immediatek’s patent-pending NetBurn™ technology to enhance the user experience for fans of their large assortment of artists.

Alligator Records is the largest independent contemporary blues label in the world and offers its catalog for digital distribution using Immediatek’s NetBurn™.  Alligator’s recordings have won more awards than any other contemporary blues label, including a total of 30 Grammy nominations (two wins) and 17 Indie Awards from the Association For Independent Music (AFIM).

COMPETITION

The markets we are targeting are highly competitive, and we expect competition to increase in the future. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors and that we currently have a competitive advantage in the CD recording software market because NetBurn™ downloads and burns music in “one click”, bypassing the computer’s hard drive, burning directly to the user’s CD burner, thus leaving no downloaded music on their hard drive.  Most importantly, Immediatek is the only entity to offer fully secure, consumer-based disc burning technology with copy control technology burned onto the originally purchased disc..  NetBurn Secure™ places copy control technology on the burned discs, and sets limits on how many copies, if any, can be copied from the originally burned CD when utilizing traditional CD copying software.

Although there are numerous sites and services offering a varying degree of downloading, streaming, and burning, the real competition would be qualified as the technology companies fueling the ability to perform CD burns from the web.  Although NetBurn™ has the first and only technology of its kind, the company has identified one major competitor which presents a threat because of sheer size and dominance of the market:  Roxio.

Roxio, Inc. (with a wide range of functionality, including the ability to burn music and/or data in a variety of formats NASDAQ: ROXI). Roxio recently acquired the assets of Napster and has re-launched Napster as a legal service.  Roxio provides multi-platform CD burning software. Their suite of digital media products includes Easy CD Creator (for Windows) and Toast (for Macintosh). Roxio distributes its products globally through strategic partnerships with major PC and CD recorder manufacturers, national retail chains and Internet partnerships.  Roxio’s drivers currently enable PressPlay.

There are other CD burning software companies such as Nero by Ahead Software, and dozens of shareware CD burning utilities, but these products are strictly client-based utilities made to be used on the desktop of the user’s computer.

RISK FACTORS

Our limited operating history makes our potential difficult to assess.  The Company has limited operating history.  Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business.  These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy.  The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will operate.

We may not be able to continue as a going concern or fund our existing capital needs.  Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2003.  The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern.  Our existing and anticipated capital needs are significant.  We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary.  In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional funding sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably.  If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

We have a history of operating losses and negative cash flow from operations which is likely to continue for the foreseeable future.  There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation.  It is important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months.  There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

We will need future capital and there is substantial uncertainty of additional financing.  Presently, the Company is seeking funding to market its products and services.  The Company’s future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion, the success of the Company’s existing and new product and service offerings and competing market developments. The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company’s future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish certain rights. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

There are many business risks associated with the online music industry.  The online music industry is highly competitive and inherently risky. The Company makes its online music distribution and recording applications available to clients on an ASP (Application Service Provider) basis and revenue is derived from fees charged for use of its applications. No standards have set in the online music arena and the process of securing sales is competitive and uncertain and therefore cannot be predicted with any degree of accuracy. Furthermore sales do not always bear a direct correlation to the marketing costs incurred.  The degree of competition, general economic conditions, and regulation also can affect the commercial viability of the Company’s business. None of these factors can be predicted with any certainty.  Therefore, there is a substantial risk that some or all of the Company’s projects will not be commercially successful, resulting in loss and anticipated profits not being realized.

We are dependent upon our proprietary technology and its marketability as state of the art.  The technology we use may become obsolete or limit our ability to compete effectively within the music and multi-media applicable industries.  These industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  The introduction of products embodying new technologies or the emergence of industry standards can render existing products obsolete and unmarketable.  Our success will depend on our ability to enhance our existing products.  Our success will also depend on our ability to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and that address increasingly sophisticated customer requirements.

Our business would be adversely affected if we were to incur difficulties or delays in developing new products or enhancements or if those products or enhancements did not gain market acceptance.  Specifically:

(a)           we may not be successful in identifying, developing and marketing product enhancements or new products that respond to technological change or evolving industry standards;

(b)           we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products; and

(c)           our new products and enhanced products may not adequately meet the requirements of the marketplace and achieve market acceptance or may not keep pace with advances made by our competitors.

We currently have several U.S. patents pending, and there can be no assurance that our patent applications will be granted.  Further, there can be no assurance that our technologies will be accepted in the marketplace.  In addition, different technologies owned by others could arise that would be superior or more marketable than ours.  See “Description of Business – Patents and Proprietary Technology.

We are not certain we will secure the number of relationships with music labels necessary to make NetBurn™ financially viable.  The Company has placed a high level of dependency on securing relationships with record labels and artists to create a broad-based music selection for end users. In the event that the Company is not successful is securing enough of these relationships, end users may be less inclined to use its NetBurn™ software to facilitate music downloads in sufficient quantities to make the Company financially viable.

We are subject to rapid technological change.  The Company’s success is highly dependent upon being the leading technology in respect to online music distribution. The overall online music market is characterized by changing technology, online Internet sales, evolving industry standards, emerging competition and frequent new product introductions.  The online music industry is constantly seeking more innovative ways to deliver music online. There can be no assurance that the Company can successfully gain or maintain market share, or that products, services or technologies developed by others will not render the Company’s product noncompetitive or obsolete.

Our marketing success depends upon our pricing and product innovation.  In general, the markets in which the Company competes are characterized by ease of use, price, quality as well as developed distribution channels and contractor and customer relationships. The Company may not always be able to respond to lower prices being offered or to new product innovations to be competitive as this industry changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the evident trend of companies from many industries offering products over the Internet.

We have been subject to fluctuations in our operating results and this will likely continue.  The Company’s revenues and results of operations are significantly dependent upon selling product to second-tier musicians, record labels and online music distributors. The Company’s economic success cannot be predicted with certainty. Accordingly, the Company’s revenue and any earnings may fluctuate significantly from period to period, and the results of any one period may not be indicative of results for any future periods.  As with revenues, because of the significant increase in the sales of the Company, the projected expenses may not be the same as the actual expenses incurred.

We face substantial competition.  The market for online music products is extremely competitive, and the Company expects that competition will intensify in the future.  The Company believes that its ability to compete successfully depends on a number of factors both within and outside its control, including innovative technology, establishing early dominance, the pricing policies of its competitors, the quality of its competitors, the nature and timing of new products and services introduced by competitors, the ability to attract and retain skilled management and industry and economic trends.  Many of the Company’s competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of services and products than the Company, and have significantly greater distribution channels and thus may be able to respond more quickly and effectively targeted customer needs. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company’s detriment. Such competitors may be able to undertake more extensive promotional activities, offer more attractive terms to clients than the Company, adopt more aggressive pricing policies and offer superior and a broader range of products and services.

We have created a number of products and are uncertain about their market acceptance. The sale and use of the Company’s existing products depends not only on the price and quality of these products but also on the general music industry. Whether or not the Company’s existing products, technological superiority, quality and pricing warrant the demand necessary to achieve widespread customer acceptance is uncertain. Lack of customer acceptance of the Company’s products will have an adverse effect on the Company.

We have developed a number of software products which we believe to be unique, however, a substantial risk of infringement exists. Although the Company has registered a patent to protect its products, there is no assurance that agreements with employees, consultants and others will prevent the disclosure of confidential information, or that the Company will have adequate remedies available to it if information is disclosed, or that the Company’s trade secrets will not otherwise be disclosed or independently developed by competitors.

There is a substantial cost of building brand awareness which may not guarantee success. The Company’s initiatives regarding significantly increasing sales will require the Company to build significant brand awareness, sufficient to attract customers to buy its product. This will entail an investment in marketing and advertising programs, which will not guarantee that sufficient customers will buy the Company’s product, which in turn could have a material adverse effect on the Company.

Our company represents an extremely high degree of business risk. The Company is a fairly new enterprise which is in the process of marketing certain unique computer software and technology to the music industry. The Company may encounter unusual or unexpected problems which it may or may not be successful in resolving.  Failure to resolve any such problems could cause the Company to spend significant capital to resolve such problems or cause the Company’s revenues to decrease substantially.  Either one or both these events could case the Company to cease operations resulting in investors in the Company loosing all or a portion of their investment.

Government regulation may affect our business. Laws and regulations may be passed in respect to the online music industry which could adversely affect the growth of this market, which could in turn decrease the demand for the Company’s products or could otherwise have a material adverse effect on its business, financial condition and operating results.

We are dependent on single business and we lack diversification in our business products. The Company is engaged solely in the business of the marketing of unique computer software and technology and has no current plans to enter into any other business opportunities. As a result, the financial success of the Company is completely dependent upon the Company’s ability to successfully market its software and technology products to potential customers, the success of its business strategy and the continued existence/viability of said products. Management does not believe that its business can be readily adapted to other businesses without significant cost and expense and there can be no assurance that the Company would be successful in locating or operating any alternative business or that it will have sufficient financial resources to implement any significant change in its business.

We will encounter substantial risks associated with acquisitions  If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its operations and/or future customer base. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition.  Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Because we are significantly smaller and less established than a majority of our competitors, we may lack the financial resources necessary to compete effectively and sustain profitability.  We operate in competitive, fragmented industries and compete for clients with a variety of larger and smaller companies that offer similar products and services.  These industries are subject to rapid technology changes and are significantly affected by new products and services and the marketing activities of industry participants, which may be beyond our control.  Due to the nature of our business, we compete with companies in the music and computer software industries.  Although we primarily compete directly with firms which offer similar products, we also compete directly and indirectly with a number of other companies which provide alternative technology and methods.  Many of these competitors are more established, offer more products, services and features, have a greater number of clients, locations and employees, and also have significantly greater financial (based on total assets and annual revenues), technical, marketing, public relations, name recognition, and other resources than we have.

We also expect to experience increased competition from new entrants into the market.  We may be unable to compete with large music or software companies, including the music divisions of large international firms.  This increased competition may result in pricing pressures, loss of market share or loss of clients, any of which could have an adverse effect on our business, financial condition, operating results and cash flows.  See “Alternate Technology and Methods.”

Our common stock may be subject to penny stock rules and regulations.  Federal rules and regulations under the Exchange Act regulate the trading of so-called penny stocks, which generally refers to low-priced (below $5.00), speculative securities of very small companies traded on the OTC Bulletin Board or in the Pink Sheets.  Trading, if any, in shares of common stock may be subject to the full range of penny stock rules.  Before a broker/dealer can sell a penny stock, these rules require the broker/dealer to first approve the investor for the transaction and obtain from the investor a written agreement regarding the transaction.  The broker/dealer must also furnish the investor with a document describing the risks of investing in penny stocks.  The broker/dealer must also tell the investor the current market quotation, if any, for the penny stock and the compensation the broker/dealer will receive for the trade.  Finally, the broker/dealer must send monthly account statements showing the market value of each penny stock held in the investor’s account.  If these rules are not followed by the broker/dealer, the investor may have no obligation to purchase the shares.  Accordingly, these rules and regulations may make it more expensive and difficult for broker/dealers to sell shares of our common stock, and purchasers of our common stock may experience difficulty in selling such shares in secondary trading markets.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Or Labor Contracts.

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods.  The Company plans to enter into confidentiality agreements with its future employees and any future consultants.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s proprietary information without authorization or to develop similar technology independently.  The Company has applied for several patents regarding its software technology.  Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the software business may be uncertain, and no assurance can be given as to the future viability or value of any of the Company’s proprietary rights.  This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Effect Of Existing Or Probable Government Regulations And Environmental Laws

Currently there is no absolute standard of government regulation that would affect Immediatek’s business; however, the issues raised by copyrights, royalties, and the controversies that have amassed around the exchange of MP3 files may result in such regulations and must be addressed by any company seriously considering the future of the industry. Beyond this issue of copyrights and royalties to artists/distributors, some government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.

Impact On Environmental Laws

The Company is not aware of any federal, state or local environmental laws that would effect is operations.

Employees

The Company currently has four full time and three part time employees. In order to further implement its business plan, management recognizes that additional staff will be required, funding permitting, during 2004.

The Company’s performance is substantially dependent on the performance of its executive officers, Zach Bair and Paul Marin. The Company does not carry key person life insurance on any of its personnel. The loss of the services of its executive officers could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company’s future success also depends on its eventual ability to attract and retain highly qualified technical and managerial personnel.

There can be no assurance that in the future the Company will be able to attract and retain additional highly qualified technical and managerial personnel. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company’s business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company’s business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s corporate headquarters are located at 2435 N. Central Expressway Suite 1610, Richardson, TX  75080. We lease approximately 3,900 square feet of office space at a rental of $5,760.00 per month. Our lease expires in 2005.

ITEM 3.  LEGAL PROCEEDINGS.

Immediatek, as plaintiff, initiated a lawsuit against certain business entities and individuals claiming that the defendants were defaming and tortiously interfering with Immediatek’s business. The lawsuit sought injunctive relief and damages from the defendants. The lawsuit is captioned; Cause No. 03-10705; Immediatek, Inc., a Nevada Corporation and Zach Bair vs. Frank Merhib, Scott Wilding, Jennifer Merhib, J & Sons Consulting, and Research Investment Group and was filed in the 68th Judicial District Court of Dallas County, Texas. Management anticipates that the litigation will result in a settlement favorable to the Immediatek.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

On September 14, 1999, the Company’s common stock was initially cleared for trading on the OTC Bulletin Board system under the symbol BRRT.  The Company subsequently changed its name to ModernGroove Entertainment, Inc., and its trading symbol to:  MODG.  On January 7, 2003, the Company changed its name to Immediatek, Inc. and its trading symbol to IMDK.  On February 25, 2002, the Company initiated a 1 for 250 reverse stock split and changed it trading symbol to ITEK.  A limited market exists for the trading of the Company’s common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2002	HIGH	LOW
Quarter Ended March 31, 2002	0.06	0.04
Quarter Ended June 30, 2002	0.05	0.01
Quarter Ended September 30, 2002	0.09	0.01
Quarter ended December 31, 2002	0.09	0.01

FISCAL 2003	HIGH	LOW
Quarter Ended March 31, 2003	0.18	0.16
Quarter Ended June 30, 2003	0.88	0.25
Quarter Ended September 30, 2003	0.53	0.53
Quarter ended December 31, 2003	0.40	0.38

Holders

The approximate number of holders of record of common stock as of December 31, 2003 was 198.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

Immediatek, was formerly named ModernGroove Entertainment, Inc.  On November 23, 2002, ModernGroove Entertainment, Inc., a Nevada corporation, an OTCBB-listed company, entered into a merger agreement with Immediatek, Inc., a private company duly incorporated in accordance with the laws of the State of Texas.  Immediatek, a privately owned company, was founded in 2001 by Zach Bair.  On December 9, 2002, ModernGroove Entertainment, Inc. changed its name to Immediatek, Inc. (“ITEK”)

ITEK initially focused on providing process automation consulting and Information Technology (“IT”) services, but the strategy from day one was to identify and acquire compelling technology solutions which had potential exponential scalability. The company is based in Richardson, Texas.

On February 27, 2003, ITEK announced that it was acquiring key assets of LCD Interactive, Inc., a private corporation (“LCD”) that had developed breakthrough CD burning software which would form the basis of ITEK’s business model going forward.  Prior to the acquisition, ITEK had formed a strategic alliance with LCD d/b/a TwoBigToes, to exclusively market and develop the CD burning software. Acquisition of LCD’s assets, including the CD burning software and LCD’s flagship website, www.TwoBigToes.com, was accomplished through a stock transaction whereby Paul Marin, CEO of LCD, was granted 6,980,000 restricted shares in Immediatek.

Going Concern and Liquidity Problems

The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements, the development of its software and technology solutions to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.  (See “Financial Footnote 3.”)

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based.  The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  Such risks include, the company’s inability to anticipate and adapt to a developing market, the failure of the company’s infrastructure, changes in laws that adversely affect the company’s business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

Results of Operations

The Company generated $133,485 and $69,729 in revenues during 2003 and 2002 respectively.  The increase in revenues is a direct result in increased licensing fees for our software production. We sustained net losses ($3,042,881) ($0.13 per share) in 2003 and ($476,704) ($0.25) per share) in 2002.  For the fiscal year ended 2003, the Company incurred costs of services and operating expenses of $3,176,802 and $574,433 for the fiscal year ended 2002.  The substantial increase in costs and expenses was primarily due to the issuance of common stock of the Company for acquisitions and consulting fees in the amount of $2,758,400.  As of December 31, 2003, the Company had $118,563 in cash reserves and $1,205 in accounts receivable.

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

On December 31, 2003, the Company had 22,958,218 shares of its $0.001 par value common stock issued and outstanding.

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

Pursuant to the terms of the Agreements, the Company issued to Mr. Marin and his shareholders 980,000 restricted shares and to Mr. Bair 10,741,397 restricted shares of its $0.001 par value common stock for a combined total of 18,101,397 shares.  The acquired assets are valued at $7,360 and $10,741 (based on the par value of the underlying shares) for a combined total of $18,101.  The fair market value of the underlying shares was $0.13 per share on March 17, 2003.  The difference between the par value of $18,101 and the fair market value of $2,353,182, or $2,335,081, represents compensation expense to Mr. Bair and Mr. Marin and his stockholders.

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

On October 28, 2003, the Company issued 600,000 shares of its $0.001 par value common stock to a shareholder for consulting services valued at $312,000.

On December 29, 2003, the Company issued 60,000 shares of its $0.001 par value common stock to a note holder who elected to convert his note totaling $30,000 into Company equity.  The note holder is also a shareholder and consultant of the Company.

On December 29, 2003, the Company issued 740,000 shares of its $0.001 par value common stock to a several individuals pursuant to Regulation D, Rule 506, a private placement for cash totaling $210,000.

On December 29, 2003, the Company issued 125,000 shares of its $0.001 par value common stock to an individual to acquire intellectual property valued at $47,500.

On December 29, 2003, the Company issued 100,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $38,000.

Our operations continued to generate losses in 2003.  Our cash increased $113,718 during 2003 with operating activities using $418,402 in cash.  We funded operations primarily through equity offerings with financing activities providing net cash of $349,500.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2004 is predicated principally upon the successful marketing of software products to the music industry.  We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan.  We are currently experiencing declining liquidity, losses from operations and negative cash flows, which makes it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern.  We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2003.  The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern.  Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

Our business plan for 2004 is predicated principally upon the successful marketing of our software products.  We anticipate that our existing working capital resources and revenues from operations may not be adequate to satisfy our funding requirements through 2004.

If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws.  Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders.  In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

Other Matters Relating to Future Amortizable Charges

As of December 31, 2003, we have $1,356,309 of debt discount and deferred debt issuance costs on our balance sheet, which will be amortized using the effective interest rate over lives of the debt.  In connection with the issuance of the 2003B Preferred Stock, we recorded preferred stock dividend requirements of $1,782,831 that will be reflected as preferred stock dividends in the income statement as the underlying preferred stock converts to common stock.

Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13 and Technical Corrections (“FAS 145”).  Through the rescission of FAS Statements 4 and 64, FAS 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect.  FAS 145 made several other technical corrections to existing pronouncements that may change accounting practice.  Adoption of FAS 145 did not impact the Company’s results of operations or financial position at December 31, 2003, except that vendor concessions on accounts payable in 2003 were recorded as Other Income, whereas prior to the issuance of FAS 145, such items, when material, were recorded as extraordinary income.

Effective January 1, 2003, the Company adopted Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exist an Activity (including Certain Costs Incurred in a Restructuring).”  Adoption of FAS 146 had no impact on the Company’s results of operations or financial position and December 31, 2003.

Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”).  FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees.  FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee.  Adoption of FIN No. 45 did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In April 2003, the FASB issued Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS No. 149”).  FAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS NO. 133, Accounting for Derivative Instruments and Hedging Activities.  FAS No. 149 is generally effective for contracts into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In May 2003, the FASB issued Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS No. 150”).  FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement’s operational components did not have an impact on the Company’s results of operations or financial position at December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), which was revised and superceded by FASB Interpretation No. 46R in December 2003 (“FIN 46R”).  FIN 46R requires the consolidation of certain variable interest entities, as defined.  FIN 46R is effective immediately for special purpose entities and variable interest entities created after December 31, 2003, and must be applied to other variable interest entities no later than December 31, 2004.  The Company believes it has no such variable interest entities and, as a result, FIN No. 46R will have no impact on its results of operations, financial position or cash flows.

ITEM 7.  FINANCIAL STATEMENTS.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There will be no reportable events of the type described in Item 301(a)(I)(iv) of Regulation S-B.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until they have been elected by the shareholders.   The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows:

MANAGEMENT

Name	Age	Position
Zach Bair	41	Chairman and CEO
Paul Marin	34	COO and Director
Phil Miller	46	CFO
Peter Donovan	49	Special Advisor

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until they have been elected by the shareholders. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Zach Bair, Chairman and CEO (41) – Bair has been a professional consultant in the IT industry since 1986, and in recent years gained local recognition for founding Richardson, Texas based software company PowerUp Networks. He is an expert in business process engineering through the use of technology and coined the term “Efficient Solutions Provider,” or “ESP.” Bair started PowerUp Networks in 2000. Before and during his tenure at Sabre, Inc., Bair conceived and authored what is now the flagship product of PowerUp Networks, “Rapid Network Deployment,” or RND. In terms of an agreement between Bair and Sabre, Sabre continues to use the product internally as “WARPED,” and Bair has the rights to develop the product for the broader marketplace. Bair funded this venture with a seed round of financing of $600,000 and then brought on Alan Shannon, formerly of Read-Rite Corporation, EDS and TI, as CEO, and Peter Donovan, formerly of Nortel, as Chief Marketing Officer. Kevin Clark was then enlisted as VP for Development. In less than three months, the core PowerUp management team, led by Bair and Shannon, raised over $12 million in a Series B funding round.

Bair is a U.S. Air Force veteran, and attended Louisiana State University in Shreveport, LA, and then Stephen F. Austin State University in Nacogdoches, majoring in English. Bair has provided consulting services to Fortune 500 companies such as Marathon Oil, Arco Oil & Gas, MD Anderson Cancer Center,

Nortel, Sprint, EDS, and Sabre. Bair has been an entrepreneur since his college years and his other ventures include the popular aviation-related website http://www.pilot-jobs.com, and its sister website http://www.texascomputerjobs.com. Bair also has over 20 years of experience in the music industry, as an artist, producer, and band manager/promoter.  He has been featured in Entrepreneur Magazine with his band No Control (http://www.no-control.com), and has written, produced and recorded three independent CD releases with No Control since the band was formed in 1990.  Bair and his band have made appearances on Fox television’s Good Day Dallas, as well as numerous live radio appearances on top-rated stations such as Dallas’ Eagle 97.1.

Paul Marin, COO & Director (34) - In 1999, Mr. Marin founded and developed LCD Interactive, Inc., a software company specializing in CD burning technology. Mr. Marin raised private equity capital, filed patents, established by-laws, negotiated stock purchase agreements, recruited the Board of Directors and secured over 300 license agreements from record labels from over 20 countries around the world. Prior to Mr. Marin’s founding of LCD Interactive, he advised on structuring mergers and acquisitions in both Mexico and Brazil. Paul has over 12 years experience in international finance with specific expertise in mergers and acquisitions, corporate finance, valuation, financial modeling, tax structuring and research analysis. He has conducted numerous M&A activities in Latin America including foreign ownership research, financial modeling, preparation of offering documents and deal structure planning. Mr. Marin has successfully closed over $1 billion in transactions of senior notes while with Citicorp. Mr. Marin also has considerable experience in cross border transactions involving foreign direct investment and international joint ventures. His expertise in communicating with foreign top-level executives of international corporations has provided him a firsthand knowledge of foreign customs and cultures from around the globe.

Mr. Marin holds an MBA in International Management from the University of Texas at Dallas. He also holds a BBA with a double major in Finance and Accounting from the University of North Texas. Mr. Marin is fluent in Spanish.

Philip K. Miller, CFO (46) - Philip K. Miller joined Immediatek in 2003 as Chief Financial Officer and has over twenty years of capital formation experience. Mr. Miller assisted in the formation of over $200 million in financing. Mr. Miller has initiated and executed two Initial Public Offerings and has had financial and executive leadership roles in high growth and startup situations. From 1996 to 2003, Mr. Miller has provided interim management services in accounting, finance, information systems development, mergers and acquisitions, strategic planning, SEC reporting, debt and equity financing.  Mr. Miller’s services included projects with Resources Connection (formerly a part of Deloitte & Touche); Chief Financial Officer of NexTrend, Inc., a software company focused on active trader broker-dealers which raised $25 million from private investors, and BenefitMall.com which raised over $40 million in venture capital. From 1993 to 1996, Mr. Miller was Chief Financial Officer of CrossTies Software. From 1985 to 1993, Mr. Miller was in various senior roles of Micrografx Software including treasurer and acting Chief Financial Officer. From 1983 to 1985, Mr. Miller was Director of Finance for El Chico Corporation. Prior to that, Mr. Miller was with the accounting firm of Ernst & Young from 1981 through 1983. He graduated from Rowan University with a BS in Accounting in 1979 and has been a Certified Public Accountant since 1982.

Peter Donovan, Special Advisor – Worldwide Marketing (49) - Peter Donovan serves on ITEK’s advisory board as an expert in global marketing strategy, but is not an officer of the Company. He is an author, expert and international speaker on business performance and customer value and loyalty, and has more than 20 years of telecommunications and technology experience. Donovan served as Chief Marketing Officer for PowerUp Networks, and is currently CEO of TopGun Ventures. Additional technology experience includes over 10 years at Nortel Networks, most recently as Vice President of Global E-Commerce.  He has also worked at GPT (Plessey/GEC) and Cable & Wireless.

Mr. Donovan is a strategist and an accomplished marketing professional, with a proven ability to identify and create unique partnerships and opportunities with long-term, strong client relationships.

Mr. Donovan has led efforts helping dot coms and traditional brick-and-mortar companies achieve and retain e-business leadership, deploying web-based businesses and developing relationships with channel partners such as integrators and value-added resellers. Mr. Donovan co-authored the best-selling book “Delighting Customers” (Chapman & Hall).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers and beneficial owners of ten percent (10%) or more of the Company’s voting common stock are required from time to time to file with the Securities and Exchange Commission reports on Forms 3, 4 or 5 relating principally to transactions in Company securities by such persons.  Currently, the above-described persons are not in compliance, as none of the officers or directors, all new in 2003, have filed any 16(a) reports.  The Company is currently instituting procedures to encourage compliance.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned by Immediatek’s Chief Executive Officer and other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Immediatek during the fiscal years ended December 31, 2003 and 2002.

Name and Principal Positions	Year		Compensation		Compensation Securities Underlying Options (#)	Compensation

			Salary	Bonus		Other $
Zach Bair,	2003		$57,518	—	—	—
President and Chief	2002	(1)	$53,325	—	—	—
Executive Officer

Paul Marin,	2003		—	—	—	—
Chief Operating Officer	2002		$45,628	—	—	—
	(2,3)

Compensation of Directors

There were no arrangements pursuant to which any director of the Company was compensated for the calendar year ended December 31, 2003 for any service provided as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 27, 2003, by each person known by Immediatek, Inc., to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group.  Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

Title of Class	Name and Address of Beneficial Owner of Shares (2)	Position	Amount of shares by Owner	Percent of Class (1)

Common	Zach Bair	President/CEO	11,495,265	50.1%
Common	Paul Marin	Chief Operating Officer	5,434,788	23.7%
Common	Gary Blum	Advisor	1,629,727	07.2%
Totals:			18,559,780	81.0%
All Executive Officers and Directors as a Group (3 persons)			18,559,780	81.0%

(1)           Percentages are based on 22,958,218 shares.  This number is based on the current issued and outstanding common shares as of March 25, 2004.

(2)           Unless otherwise stated, the address for all listed individuals is: 2435 N. Central Expressway Suite 1610, Richardson, Texas  75080.

Persons Sharing Ownership of Control of Shares

                The following own or share the power to vote five percent (5%) or more of the Company’s securities:  Zach Bair, President; Paul Marin, Chief Operating Officer; and Gary Blum, Advisor. As of March 25, 2004 there were approximately 198 stockholders of record.

Non-voting Securities and Principal Holders Thereof

                The Company has not issued any preferred shares or other non-voting securities.

Options, Warrants and Rights

For the year ended December 31, 2003, the Company issued 447,916 warrants to purchase common stock on a one-for-one basis at an exercise price of $0.15 per share of common stock.  The fair market value of the Company’s common stock on the date of grant was $0.11, therefore, no compensation expense has been recorded by the Company as of December 31, 2003.  No warrants were exercised or expired during the year ended December 31, 2003.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions.

No options to purchase common stock were issued as of December 31, 2003.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS.

	31.1	Certification of our Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of our Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification of our Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	32.2	Certification of our Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	REPORTS ON FORM 8-K

The Company filed an amended Current Report dated January 23, 2003, pursuant to Items 1, 2, 5 and 7.

  The Company filed a Current Report dated March 20, 2003, pursuant to Items 1 and 7.

ITEM 14 - CONTROL AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(a)           this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

(b)           the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: March 30, 2004	By: /s/ Zach Bair
Zach Bair
Chairman of the Board
President, Secretary
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Phil Miller	March 30, 2004
Phil Miller,
Chief Financial Officer

Auditor’s Letter

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Immediatek, Inc.
Richardson, Texas

We have audited the Balance Sheet of Immediatek, Inc. (the “Company”) as of December 31, 2003, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years ended December 31, 2003 and 2002, and for the period March 1, 2002 (Date of Inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002, and for the period March 1, 2002 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
March 30, 2004

Immediatek, Inc

Balance Sheet

December 31, 2003
Assets

Current assets:
Cash	$118,562
Accounts receivable	1,647
Prepaid rent	5,760
Total current assets	125,969

Fixed assets, net	6,576

Intellectual property	65,601

$198,147

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$110,927
Total current liabilities	110,927

Convertible debt	9,500

Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,958,218 shares issued and outstanding	22,958
Additional paid-in capital	3,621,671
(Deficit)	(3,566,909)
77,720

$198,147

Immediatek, Inc.

Statements of Operations

	For the years ended December 31,
	2003	2002

Revenues, net	$133,485	$69,729

Costs and expenses:
Direct cost of services	47,740	8,018
Artist royalties	416	—
Network and infrastructure	4,330	—
Research and development	10,370	—
Depreciation expense	439	—
General and administrative expenses	222,455	9,687
Non-cash compensation expense	2,335,080	—
Non-cash consulting fees	111,320	403,752
Non-cash consulting fees - related party	312,000	16,408
Administrative salaries	29,505	55,243
Officer salaries	103,147	53,325

Total costs and expenses	3,176,802	546,433

Net operating (loss)	(3,043,318)	(476,704)

Other income:
Interest	437	—

Net (loss)	$(3,042,881)	$(476,704)

Weighted average number of common shares outstanding - basic and fully diluted	17,773,572	407,646

Net (loss) per share - basic and fully diluted	$(0.17)	$(1.17)

Immediatek, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	(Deficit)	Total Stockholders’ Equity/ (Deficit)

	Shares	Amount

Balance, March 1, 2002	1,722,655	$1,723	$45,601	$(47,324)	$—

Shares issued for consulting contracts	151,800	152	303,600		303,752

Shares issued for consulting contracts - related party	8,200	8	16,400		16,408

Shares issued for a consulting contract	8,000	8	49,992		50,000

Shares issued for a consulting contract	8,000	8	49,992		50,000

Net (loss) for the period ended December 31, 2002				(476,704)	(476,704)

Balance, December 31, 2002	1,898,655	1,899	465,585	(524,028)	(56,544)

Shares issued for Asset Purchase Agreements to related individuals	18,100,397	18,100	2,334,645		2,352,746

Shares issued for consulting contract	380,000	380	68,020		68,400

Shares issued for conversion of debt to equity	895,833	896	106,604		107,500

Shares issued for equipment	8,333	8	992		1,000

Shares issued for services	50,000	50	9,950		10,000

Shares issued for services - related party	600,000	600	311,400		312,000

Shares issued for conversion of debt to equity	60,000	60	29,940		30,000

Shares issued for cash pursuant to private placement memorandum	740,000	740	209,260		210,000

Shares issued to acquire intellectual property	125,000	125	47,375		47,500

Shares issued for services	100,000	100	37,900		38,000

Net (loss) for the period ended December 31, 2003				(3,042,881)	(3,042,881)

Balance, December 31, 2003	22,958,218	$22,958	$3,621,671	$(3,566,909)	$77,721

Immediatek, Inc.

Statements of Cash Flow

	For the years ended December 31,
	2003	2002

Cash flows from operating activities
Net (loss)	$(3,042,881)	$(476,704)
Depreciation expense	439	—
Shares issued for compensation expense	2,335,080	—
Shares issued for consulting and services	111,320	403,752
Shares issued for services - related party	312,000	16,408
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
(Increase) in accounts receivable	(1,205)	(442)
(Increase) in prepaid rent	(7,605)
Increase in accounts payable	60,198	50,639
Net cash (used) by operating activities	(232,653)	(6,347)

Cash flows from investing activities
Purchase of fixed assets	(3,129)	—
Net cash (used) by investing activities	(3,129)	—

Cash flows from financing activities
Proceeds from note payable	9,500	3,692
Proceeds from convertible debt	137,500	—
Proceeds from sale of common stock	210,000	—
Shareholder loan	(7,500)	7,500
Net cash provided by financing activities	349,500	11,192

Net (decrease) in cash	113,718	4,845
Cash - beginning	4,845	—
Cash - ending	$118,563	$4,845

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Number of shares issued for consulting and services	530,000	167,800
Number of shares issued for services to related party	600,000	8,200
Number of shares issued as compensation to related parties	18,101,397	—
Number of shares issued to convert debt to equity	955,833	—
Number of shares issued for equipment	8,333	—
Value of shares issued for equipment	$1,000	$—
Number of shares issued for intellectual property	125,000	—
Value of shares issued for intellectual property	$47,500	$—

Note 1. History and organization of the company

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

On September 18, 2002, the Company combined by “reverse-merger” with Immediatek, Inc., a State of Texas corporation.  On November 5, 2002, the Company amended its Articles of Incorporation to rename the Company Immediatek, Inc.

Immediatek, Inc. (Texas corp.) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc.

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock

Note 2. Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There are no cash equivalents as of December 31, 2003.

Revenue recognition

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

Use of estimates

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2003.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share.”  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  As of December 31, 2003, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3. Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has generated limited revenue from its planned principal operations.  In order to obtain the necessary capital, the Company raised funds via private placement offering.  If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 4. Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method.   SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0)%
Valuation reserve	34.0%
Total	—%

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $3,566,909 of which $476,704 expires in 2021 and $3,042,881 expires in 2022.  The related deferred asset has been fully reserved.

Note 5. Convertible debt

The Company received proceeds from convertible debt totaling $137,500 from various unrelated individuals.  The note holders elected to convert their loans into 895,833 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2003.

The Company received proceeds from convertible debt totaling $39,500 from a shareholder of the Company.  The note holder elected to convert $30,000 of his loan into 60,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2003.  The Company owed $9,500 in convertible debt to the shareholder as of December 31, 2003.

Note 6 Shareholder loan

During the year ended December 31, 2003, the Company repaid a $7,500 loan to an officer and director.

Note 7. Stockholders’ equity

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

On November 12, 2002, the Company acquired all of the outstanding shares of Immediatek, Inc., a Texas corporation, in exchange for 400,000,000 shares of the company’s $0.001 par value common stock.

On November 18, 2002, the Company issued 151,800 shares of its $0.001 par value common stock to unrelated individuals for consulting services valued at $303,752 based on the fair market value of the underlying shares.

On November 18, 2002, the Company issued 8,000 shares of its $0.001 par value common stock to the Company’s CEO for services valued at $16,408 based on the fair market value of the underlying shares.

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

On October 28, 2003, the Company issued 600,000 shares of its $0.001 par value common stock to a shareholder for consulting services valued at $312,000.

On December 29, 2003, the Company issued 60,000 shares of its $0.001 par value common stock to a note holder who elected to convert his note totaling $30,000 into Company equity.  The note holder is also a shareholder and consultant of the Company.

On December 29, 2003, the Company issued 740,000 shares of its $0.001 par value common stock to a several individuals pursuant to Regulation D, Rule 506, a private placement for cash totaling $210,000.

On December 29, 2003, the Company issued 125,000 shares of its $0.001 par value common stock to an individual to acquire intellectual property valued at $47,500.

On December 29, 2003, the Company issued 100,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $38,000.

There have been no other issuances of common and/or preferred stock.

Note 8. Warrants and options

For the year ended December 31, 2003, the Company issued 447,916 warrants to purchase common stock on a one-for-one basis at an exercise price of $0.15 per share of common stock. The fair market value of the Company’s common stock on the date of grant was $0.11, therefore, no compensation expense has been recorded by the Company as of December 31, 2003.  No warrants were exercised or expired during the year ended December 31, 2003.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions.

No options to purchase common stock were issued as of December 31, 2003.

Note 9. Related party transactions

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

Convertible debt

The Company received proceeds from convertible debt totaling $39,500 from a shareholder of the Company.  The note holder elected to convert $30,000 of his loan into 60,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2003.  The Company owed $9,500 in convertible debt to the shareholder as of December 31, 2003.

Shareholder loan

The Company repaid a shareholder loan totaling $7,500 during the year ended December 31, 2003.

Common stock

On October 28, 2003, the Company issued 600,000 shares of its $0.001 par value common stock to a shareholder for consulting services valued at $312,000.

Note 10. Subsequent events

None