Form 10QSB
period 2004-03-31
IMMEDIATEK INC
filed 2004-05-14
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

☐	Transition Report under Section 13 or 15(d)of the Exchange Act

For the Transition Period from to

Commission File Number: 000-26073

Immediatek, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification)

2435 N. Central Expressway Suite 1610, Richardson, TX	75080
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 500,000,000 shares authorized,  as of March 31, 2004, the issuer had 22,958,218 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

Immediatek, Inc

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Balance Sheet

March 31, 2004
Assets

Current assets:
Cash	$126,237
Accounts receivable	1,647
Prepaid rent	5,760
Total current assets	133,644

Fixed assets, net	24,940

Intellectual property	65,601
$224,185

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$96,731
Accrued liabilities	18,540
Subscriptions payable	305,300
Total current liabilities	420,571

Convertible debt	9,500

Stockholders’ (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,958,218 shares issued and outstanding	22,958
Additional paid-in capital	3,621,671
(Deficit) accumulated during development stage	(3,850,515)
(205,886)

$224,185

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Statements of Operations

	Three months ended March 31,
	2004	2003

Revenue, net	$7,933	$8,965

Costs and expenses:
Direct cost of services	3,000	—
Network and infrastructure	1,753	—
Research and development	50,000	—
Sales and marketing expenses	58,118	—
Depreciation expense	734	—
General and administrative expenses	108,784	66,773
Non-cash consulting fees	—	68,400
Non-cash compensation expense - related party	—	2,335,080
Administrative salaries	18,900	—
Officer salaries	50,250	5,992
Total expenses	291,539	2,476,245

Net (loss)	$(283,606)	$(2,467,280)

Weighted average number of common shares outstanding - basic and fully diluted	22,958,218	20,379,997

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.12)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

(formerly ModernGroove Entertainment, Inc.)

(a Development Stage Company)

Statements of Cash Flow

	Three months ended March 31,
	2004	2003

Cash flows from operating activities
Net (loss)	$(283,606)	$(2,467,280)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	734	—
Shares issued for services	—	68,400
Shares issued as compensation to related parties	—	2,335,080
(Increase) decrease in accounts receivable	—	195
(Decrease) in accounts payable	(14,196)	(6,189)
Increase in accrued liabilities	18,540	—
Net cash (used) by operating activities	(278,528)	(69,794)

Cash flows from investing activities
Purchase of fixed assets	(19,097)	—
	(19,097)	—

Cash flows from financing activities
Payments on notes payable	—	(3,692)
Proceeds from notes payable	—	72,500
Proceeds from subscriptions payable	305,300	—
Net cash provided by financing activities	305,300	68,808

Net (decrease) in cash	7,675	(986)
Cash - beginning	118,562	4,845
Cash - ending	$126,237	$3,859

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

Number of shares issued for services	—	380,000
Number of shares issued for services to related party	—	—
Number of shares issued as compensation to related parties	—	18,101,397

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company’s 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated significant revenues.  In order to obtain the necessary capital, the Company has raised funds via private placement offering.  If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 3 – Fixed assets

The Company purchased $19,097 worth of computer equipment during the three months ended March 31, 2004.  Depreciation expense totaled $734 and $-0- for the three months ended March 31, 2004 and 2003, respectively.

Note 4 – Subscriptions payable

During the three months ended March 31, 2004, the Company received cash totaling $305,300 from 7 individual investors who subscribed to 1,017,667 shares of the Company’s $0.001 par value common stock.  The share certificates had not been issued to the investors as of March 31, 2004.

Note 5 – Stockholders’ equity

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.

There were no issuances of common stock during the three months ended March 31, 2003.

Note 6 – Related party transactions

Convertible debt

The Company owed $9,500 in convertible debt to a shareholder as of March 31, 2004

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

Forward-Looking Statements

This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, “may,” “expect,” “could,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.

These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.

A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals.  For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2003 Annual Report on Form 10-KSB.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

Since inception, we have utilized the proceeds from a number of private sales of our equity securities, the exercise of options and warrants to meet our working capital requirements. At March 31, 2004, we had working capital of $126,237.

Our operations generated losses in 2003 and continue to generate losses in 2004. Our cash increased $7,675 during the three months ended March 31, 2004 with operating activities using $278,528 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last couple of years.  No assurance can be given that such activities will continue to be available to provide funding to us.  Our business plan for 2004 is predicated principally upon the successful marketing of our music software products and sales of concert CD’s from our new wholly owned subsidiary, DiscLive, Inc.. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.

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

Results of Operations

During the three months ended March 31, 2004, the Company generated $ 7,933 in revenues, this compares to  $8,965 in revenues for the same period last year.  In its most recent three month operating period ended March 31, 2004, the Company experienced a net loss of $283,606 versus a net loss of $2,467,280 for the same period last year.  The bulk of this loss came from general and administrative expenses of $108,784; sales and marketing expenses of $58,118 and research and development of $50,000. During the first three months, the Company continued to seek new strategies for marketing its business plan.

For the quarter ended March 31, 2004, approximately 42% of sales were derived from one customer, SOLD-RITE, LLC.

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

Plan of Operation

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can expand its customer base for its NetBurn (tm) products and it can operate its new wholly owned subsidiary, DiscLive, Inc. at a profit.  NetBurn (tm) is a patent- pending digital delivery system which allows web and NetBurn Station(tm) users to download and burn fully licensed music tracks by utilizing a simple “one- click” interface, while at the same time protecting the copyright holders who own the material. DiscLive is a company which records live concerts, manufactures and sell CD recordings of the event within minutes of the concert’s ending. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

Liquidity and Capital Resources

During the first quarter, the Company sold 1,017,667 shares of its $0.001 par value common stock to seven accredited investors for the sum of $305,300.  The shares will be issued in the second quarter.

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

Employees

The Company currently has nine full time employees and three part time employees. The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

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

As of March 31, 2004 there were approximately 4,556,698 warrants to purchase the Company’s common stock. The following chart reflects the number of warrants, exercise price and expiration date for the warrants outstanding

# of Warrants	Exercise Price	Expiration
3,002,302	$020	March 22, 2007
300,230	$0.20	March 22, 2007
200,000	$1.00	March 20, 2005
166,667	$0.30	February 19, 2006
270,833	$0.15	April 30, 2004
145,833	$0.15	April 30, 2004
20,833	$0.15	April 30, 2004
450,000	$0.65	April 14, 2006

All warrants set to expire on April 30, 2004 have been exercised and certificates will be issued by the Company shortly. The Warrants may not be sold or transferred without complying with Rule 144 in the absence of an effective registration or other compliance under the Securities Act.  There is currently no Common Stock, which is subject to outstanding options to purchase, or securities convertible into, the Company’s common stock.

Other than affiliates, there is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended.

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

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company as plaintiff initiated a lawsuit in Texas State District Court on October 2,2003 against FRANK MERHIB, SCOTT WILDING,JENNIFER MERHIB, J & SON CONSULTING, a Florida Corporation, and RESEARCH INVESTMENT GROUP, a Florida Corporation alleging that the aforementioned defendants engaged jointly and severally in activity amounting to, among other causes of action, business disparagement of Immediatek and its president, Zach Bair. The lawsuit has demanded certain damages from the defendants and the court has granted temporary injunctions against the several defendants. The parties have entered into settlement discussions.

ITEM 2.  Changes in Securities and Use of Proceeds

We have initiated a Regulation D, Rule 506 private placement whereby the company is offering up to 2,000,000 shares of its common stock at $0.30 per share for a total offering of up to $600,000. As of March 31, 2004 we have sold 1,017,667 shares for the sum of $305,300.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2004, no matters were submitted to the Company’s security holders.

ITEM 5.  Other Information

On April 9, 2004 Immediatek, Inc. entered into an Acquisition Agreement to acquire all of the issued and outstanding capital stock of DiscLive, Inc., a Delaware corporation. In exchange for the DiscLive capital stock we gave each of the DiscLive stockholders their pro rata share of 1,666,667 shares of our common stock. The agreement provides that delivery of the Immediatek common stock and DiscLive capital stock will be delayed for a period of six (6) months to provide for adjustments or an unwinding if certain circumstances, as described in the agreement, occur or fail to occur. Upon completion of the transaction DiscLive will become a wholly owned subsidiary of Immediatek.

DiscLive provides a service to concert goers whereby DiscLive contracts with an artist or recording company, records a live concert and then offers for sale limited addition recordings of the concert within minutes after the concert has ended.

We have recently completed a round of exempt financing including certain venture capital purchases of our common stock and completion of a Regulation D, Rule 506 private placement offering.  The largest single investment was by Jess Morgan & Co., Inc. in the amount of approximately $600,000 which resulted in the issuance to Jess Morgan of approximately 2,000,000 shares of our common stock. Our financing activities have raised a total of approximately $1,095,860 and resulted in our issuance of 3,652,866 shares of our common stock and 3,669,199 warrants. The warrants expire at various times with an average exercise price of $0.27 per share.

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

(b)  Reports on Form 8-K

1. Report on Form 8K filed with the Commission on April 20, 2004 concerning items 2,5 and 7.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934,  the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: May 14, 2004	By: /s/ Zach Bair
Zach Bair
Chairman of the Board
President, Secretary
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IMMEDIATEK, INC.

Date: May 14, 2004	By: /s/ Zach Bair
Zach Bair
Chief Executive Officer