Form 10QSB
period 2004-06-30
IMMEDIATEK INC
filed 2004-07-27
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 500,000,000 shares authorized, as of June 30, 2004, the issuer had 27,941,755 shares of common stock outstanding. Traditional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

Immediatek, Inc

Balance Sheet

(unaudited)

June 30, 2004

Assets

Current assets
Cash and cash equivalents	$277,684
Prepaid expenses	12,104
Total current assets	289,788

Fixed assets, net	325,636
Total fixed assets	325,636

Other assets
Intellectual property	68,701
Goodwill	324,142
Deposits held	13,760
Total other assets	406,603
Total assets	$1,022,027

Liabilities and Stockholders’ (deficit)

Current liabilities
Accounts payable	$102,262
Accrued liabilities	91,337
Notes payable	200,000
Total current liabilities	393,599

Stockholders’ (deficit)

Common stock, $0.001 par value, 500,000,000 shares authorized, 27,941,755 shares issued and outstanding	27,942
Additional paid-in-capital	5,196,756
Accumulated (deficit)	(4,596,270)
628,428
$1,022,027

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc

Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenue	$614,756	$31,048	$622,689	$40,013
Cost of sales	374,050	716	374,050	716

Gross profit	240,706	30,332	248,639	39,297

Expenses:
General and administrative	356,962	13,175	465,746	80,386
General and administrative - related party	37,263	—	37,263	—
Depreciation	28,561	42	29,295	42
Direct costs	99,884	—	102,884	—
Consulting fees	110,146	—	110,146	—
Compensation expenses - related party	—	—	—	2,335,080
Interest	2,500	—	2,500	—
Marketing	21,623	—	79,741	—
Networking and infrastructure	1,752	—	3,505	—
Research and development	105	7,875	50,105	7,875
Salaries and wages	183,142	—	202,042	—
Officers salaries	20,326	28,510	70,576	34,502
Total expenses	862,265	49,602	1,153,804	2,526,285

Net (loss) from operations	(621,559)	(19,270)	(905,165)	(2,486,988)

Other (income):	—	(437)	(30)	(437)

Net (loss)	$(621,559)	$(18,833)	$(905,135)	$(2,486,551)

Weighted average number of Common shares outstanding - basic and fully diluted	26,804,028	1,722,600	12,343,603	11,139,299

Net (loss per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.07)	$(0.22)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

Statements of Cash Flow

(unaudited)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities
Net (loss)	$(905,135)	(2,486,551)
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	29,295	42
Shares issued for services	110,146	68,400
Shares issued as compensation - related	—	2,335,080
Changes in operating assets and liabilities:
(increase) decrease in accounts receivable	1,647	(1,205)
(Increase) decrease in prepaid expenses	8,324	(1,845)
(Increase) in other assets	(2,660)
Increase (decrease) in accounts payable	(8,665)	(8,689)
Increase (decrease) in accrued liabilities	78,701
Net cash (used) by operating activities	(688,347)	(94,768)

Cash flows from investing activities
Cash received from DiscLive acquisition	20,662	—
Purchase of fixed assets	(30,616)	(1,529)
Net cash (used) by investing activities	(9,954)	(1,529)

Cash flows from financing activities
Common stock issuances	857,423	—
Payments on notes payable	—	(3,692)
Proceeds from notes payable	—	122,500
Net cash provided by financing activities	857,423	118,808

Net increase (decrease) in cash and equivalents	159,122	22,511
Cash and equivalents - beginning	118,562	4,845
Cash and equivalents - ending	$277,684	$27,356

Supplemental disclosures:
Interest paid	$2,500	$—
Income taxes paid	$—	$—

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

Note 2 - Material Business Combination

On April 9, 2004, the Company completed the purchase of DiscLive, Inc. a privately held company that secures contracts with various music artists to record live concert performances, by acquiring all of the outstanding capital stock for a total purchase price of $600,000. DiscLive, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition

The aggregate purchase price consisted of 1,666,667 shares of the Company’s common stock valued at $600,000. The value of the 1,666,667 common shares issued was determined based on the average market price of the Company’s common shares at the time of acquisition. The company allocated $324,142 of the acquisition price to goodwill and the balance of $275,858 to assets and liabilities.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of DiscLive, Inc. had occurred at January 1, 2003:

	Six months ended June 30,
	2004	2003

Revenue, net	$707,873	$42,231

Expenses:
General and administrative	1,220,520	288,916
General and administrative - related party	37,263	0
Depreciation expense	42,980	42
Compensation - related party	0	2,335,080
Total expenses:	1,300,763	2,624,038

Other income:	(30)	(204)

Net income:	(592,890)	(2,581603)

Net income per share-basic and fully diluted	(.08)	(.24)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 3 - Goodwill

Management periodically reviews the carrying value of acquired intangible assets to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results in assessing whether the carrying value of the intangible can be recovered. If the Company determines that the carrying value will not be recovered from undiscounted future cash flows of the acquired business, the Company considers such carrying value as impaired and reduces them by a charge to operations in the amount of the impairment.

Note 4 - Going concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues. In order to obtain the necessary capital, the Company has raised funds via private placement offering. If the securities’ offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 5 - Fixed assets

The Company purchased $11,518 worth of fixed assets during the three months ended June 30, 2004. Depreciation expense totaled $42,980 and $42 for the six months ended June 30, 2004 and 2003, respectively.

Note 6 - Subscriptions payable

During the three months ended June 30, 2004, the Company issued 1,017,667 shares of common stock to nine individual investors for all outstanding subscriptions.

As of June 30, 2004 no other subscriptions have been issued.

Note 7 - Stockholders’ equity

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.

On April 9, 2004, the Company acquired all the outstanding shares of DiscLive, Inc., a Delaware corporation, in exchange for 1,666,667 shares of the Company’s $0.001 par value common stock.

On May 20, 2004, the company issued 63,333 shares of its $0.001 par value common stock to a certain note holder who elected to convert their notes totaling $9,500 into Company equity.

On May 20, 2004, the company issued 10,000 shares of its $0.001 par value common stock to a company to acquire equipment valued at $3,000.

On May 20, 2004,the Company issued 200,153 shares of its $0.001 par value common stock to an individual for consulting services valued at $60,046, the fair market value of the underlying shares.

On May 20, 2004,the Company issued 50,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $15,000, the fair market value of the underlying shares.

On May 20, 2004, the Company issued 10,417 shares of its $0.001 par value common stock to an individual who for cash in the amount of $1,563.

On May 20, 2004, the Company issued 1,668,201 shares of its $0.001 par value common stock for cash in the amount of $500,460.

On May 20, 2004, the Company issued 1,017,666 shares of its $0.001 par value common stock pursuant to outstanding subscription agreements.

On June 25, 2004, the Company issued 130,000 shares of its $0.001 par value common stock for consulting services valued at $35,100, the fair market value of the underlying shares.

There were no other issuances of common stock during the three months ended June 30, 2003.

Note 8 - Related party transactions

During the three months ending June 30, 2004, the Company paid additional compensation to officers in the amount of $37,263.

During the three months ended June 30, 2004, a shareholder of the Company elected to convert $9,500 of his loan to 9,950 shares of the Company’s $0.001 par value common stock. The Company owed $200,000 in convertible debt to a shareholder as of June 30, 2004.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Immediatek was formerly named ModernGroove Entertainment, Inc. On November 23, 2002, ModernGroove Entertainment, Inc., a Nevada corporation, an OTCBB-listed company, entered into a merger agreement with Immediatek, Inc., a private company duly incorporated in accordance with the laws of the State of Texas. Immediatek, a privately owned company, was founded in 2001 by Zach Bair. On December 9, 2002, ModernGroove Entertainment, Inc. changed its name to Immediatek, Inc. (ITEK)

On February 27, 2003, Immediatek, Inc. announced that it was acquiring key assets from Zach Bair and Paul Marin, individually. These assets represent, breakthrough technology enabling Internet music fans to download standard MP3 files directly to their CD burners while simultaneously protecting the artists’ copyrights. Acquisition of these assets, include: the CD burning software, agreements with over 330 independent labels, 1,200 artists, and 30,000 music tracks for its www.TwoBigToes.com website and core NetBurn (tm) technology

In April 2004 we acquired all the issued and outstanding shares of DiscLive, Inc. and issued 1,666,667 shares of our common stock to the stockholders of DiscLive in a share exchange. DiscLive is a company, which records live concerts, manufactures and sells CD recordings of the event within minutes of the concert’s ending. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing and administrative costs will most likely exceed any anticipated revenues

Forward-Looking Statements

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

Going Concern

The Company experienced operating losses for the period ended June 30, 2004. The financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

Plan of Operation

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can expand its customer base for its NetBurn products and it can operate its new wholly owned subsidiary, DiscLive, Inc. at a profit. NetBurn is a patent-pending digital delivery system which allows web and NetBurn Station users to download and burn fully licensed music tracks by utilizing a simple “single-click” interface, while at the same time protecting the copyright holders who own the material. DiscLive is a company, which records live concerts, manufactures and sells CD recordings of the event within minutes of the concert’s ending. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing and administrative costs will most likely exceed any anticipated revenues.

Results of Operations

During the six months ended June 30, 2004, the Company generated $622,689 in revenues. This compares to $40,013 in revenues for the same period last year. In its most recent six month operating period ended June 30, 2004, the Company experienced a net loss of $905,135 versus a net loss of $2,486,988 for the same period last year. The bulk of this loss came from general and administrative expenses of $465,746; and Salaries and wages of $272,618. During the first six months, the Company continued to seek new strategies for marketing its business plan.

The major components to expenses faced by the Company in its day-to-day operations includes developing software, databases, marketing its internet site, auditor fees, legal fees, and general administrative expenses. If the Company becomes profitable, the company will access salaries and adding additional personnel to the payroll. Management intends to continue to minimize costs until such a time, in its discretion, it believes expansion would be prudent. One element in making this determination is positive cash flow on a quarterly basis. If or when the company is successful in achieving this quarterly positive cash flow, it is likely that the company will consider expanding its personnel, which will increase costs.

Liquidity and Capital Resources

The Company is authorized to issue five hundred million (500,000,000) shares of its $0.001 par value common stock.

During the first six months, the Company sold 2,926,617 shares of its $0.001 par value common stock to eleven accredited investors for the sum of $857,423.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company owed $200,000 in convertible debt to a shareholder; the note bears an interest rate of 5% per annum and is due January 31, 2005. Additionally, the Company has and may in the future invest in short-term investments from time to time. There can be no assurance that these investments will result in profit or loss.

Since inception, we have utilized the proceeds from a number of private sales of our equity securities, the exercise of options and warrants to meet our working capital requirements.

Our operations generated losses in 2003 and continue to generate losses in 2004. Our cash increased $159,122 during the six months ended June 30, 2004 with operating activities using $688,347 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last couple of years. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2004 is predicated principally upon the successful marketing of our music software products and sales of concert CD’s from our new wholly owned subsidiary, DiscLive, Inc. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

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

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or, if available, will be on terms and conditions satisfactory to management.

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

As of June 30, 2004 there were approximately 4,119,199 warrants to purchase the Company’s common stock. The following chart reflects the number of warrants, exercise price and expiration date for the warrants outstanding

# of Warrants	Exercise Price	Expiration
3,002,302	$0.20	March 22, 2007
300,230	$0.20	March 22, 2007
200,000	$1.00	March 20, 2005
166,667	$0.30	February 19, 2006
450,000	$0.65	April 14, 2006

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

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are currently no material legal proceedings pending.

ITEM 2.  Changes in Securities and Use of Proceeds

We have initiated a Regulation D, Rule 506 private placement whereby the company is offering up to 2,000,000 shares of its common stock at $0.30 per share for a total offering of up to $600,000. As of June 30, 2004 we have sold 2,926,617 shares for the sum of $305,300.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2004, no matters were submitted to the Company’s security holders.

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

We have recently completed a round of exempt financing including certain venture capital purchases of our common stock and completion of a Regulation D, Rule 506 private placement offering. The largest single investment was by Jess Morgan & Co., Inc. in the amount of approximately $600,000 which resulted in the issuance to Jess Morgan of approximately 2,000,000 shares of our common stock. Our financing activities have raised a total of approximately $1,095,860 and resulted in our issuance of 3,652,866 shares of our common stock and 2,566,667 warrants. The warrants expire at various times with an average exercise price of $0.27 per share.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Title of Document

31.1	Chief Executive Officer-Section 302 Certification pursuant to Section 302 Sarbanes-Oxley Act.
31.2	Chief Financial Officer Section 302 Certification pursuant to Section 302 Sarbanes-Oxley Act
32.1	Chief Executive Officer-Section 906 Certification pursuant to Section 902 Sarbane-Oxley Act.
32.2	Chief Financial Officer Section 906 Certification pursuant to Section 902 of the Sarbanes–Oxley Act

(b)         Reports on Form 8-K

1. Report on Form 8K filed with the Commission on April 20, 2004 concerning items 2, 5 and 7.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: July 27, 2004	By:	/s/ Zach Bair
Zach Bair
Chairman of the Board
President, Secretary
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IMMEDIATEK, INC.

Date: July 27, 2004	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer