Form 10QSB
period 2004-09-30
IMMEDIATEK INC
filed 2004-11-15
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 500,000,000 shares authorized, as of September 30, 2004, the issuer had 27,941,755 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

Immediatek, Inc
Balance Sheet
(unaudited)

September 30,
2004
Assets
Current assets
Cash and cash equivalents	$4,621
Accounts receivable	25,088
Prepaid expenses	9,126

Total current assets	38,836

Fixed assets, net	306,238

Total fixed assets	306,238

Other assets
Intellectual property	68,701
Goodwill	324,142
Deposits held	13,760

Total other assets	406,603

Total assets	$751,677

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$102,262
Accrued liabilities	228,842
Notes payable — related party	318,000

Total current liabilities	649,104

Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 27,941,655 shares issued and outstanding	27,942
Additional paid-in-capital	5,196,756
Accumulated (deficit)	(5,122,125)

102,573

$751,677

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc
Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$99,299	$20,874	$721,988	$60,887
Cost of sales	189,463	—	563,513	716

Gross profit	(90,165)	20,874	158,474	60,171

Expenses:
General and administrative	320,063	101,452	785,809	184,739
General and administrative — related party	—	—	37,263	—
Depreciation	19,398	42	48,694	84
Consulting fees	36,147	10,000	146,294	78,400
Compensation expenses — related party	—	—	—	2,335,080
Interest	2,500	—	5,000	—
Marketing	12,713	2,058	92,455	2,058
Research and development	395	3,872	50,500	11,747
Salaries and wages	102,279	10,280	304,321	10,280
Officers salaries	48,585	37,113	119,161	71,615

Total expenses	542,080	164,817	1,589,495	2,694,003

Net (loss) from operations	(632,245)	(143,943)	(1,431,021)	(2,633,832)
Other (income):	—	—	—	(437)

Net (loss)	$(632,245)	$(143,943)	$(1,431,021)	$(2,633,832)

Weighted average number of Common shares outstanding — basic and fully diluted	27,941,755	20,857,080	19,386,457	11,616,382

Net (loss per share — basic and fully diluted	$(0.02)	$(0.01)	$(0.07)	$(0.23)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.
Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities
Net (loss)	$(1,431,021)	$(2,633,395)
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	48,694	84
Shares issued for services	110,146	78,400
Shares issued as compensation — related	—	2,335,080
Changes in operating assets and liabilities:	—	—
(increase) decrease in accounts receivable	(23,441)	(1,205)
(Increase) decrease in prepaid expenses	11,332	(7,605)
(Increase) in other assets	(2,660)	—
Increase (decrease) in accounts payable	(8,665)	46,092
Increase (decrease) in accrued liabilities	216,206	—

Net cash (used) by operating activities	(1,079,410)	(94,768)

Cash flows from investing activities
Cash received from DiscLive acquisition	20,662	—
Purchase of fixed assets	(30,616)	(3,129)

Net cash (used) by investing activities	(9,954)	(3,129)

Cash flows from financing activities
Common stock issuances	857,423	—
Subscriptions payable	—	42,000
Convertible debt	—	107,500
Payments on notes payable	—	(791)
Proceeds from notes payable	118,000	70,000

Net cash provided by financing activities	975,423	218,709

Net increase (decrease) in cash and equivalents	(113,941)	33,031
Cash and equivalents — beginning	118,562	4,845

Cash and equivalents — ending	$4,621	$37,876

Supplemental disclosures:
Interest paid	$5,000	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.
Consolidated Notes To Financial Statements

Note 1 — Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and Consolidated Notes to Financial Statements thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 — Material Business Combination

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of DiscLive, Inc. had occurred at January 1, 2004:

	Nine months ended
	September 30,
	2004	2003
Revenue, net	$807,172	$60,887

Expenses:
General and administrative	1,988,055	287,224
General and administrative — related party	37,263	0
Depreciation expense	49,401	84
Compensation — related party	277,012	2,406,695

Total expenses:	2,351,731	2,694,003

Other income:	(30)	(437)

Net (loss):	(1,544,529)	(2,633,395)

Net (loss) per share-basic and fully diluted	(.06)	(.23)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 3 — Goodwill

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

Note 4 — Going concern

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

Note 5 — Fixed assets

The Company purchased $11,518 worth of fixed assets during the period ended September 30, 2004. Depreciation expense totaled $48,694 and $84 for the nine months ended September 30, 2004 and 2003, respectively.

Note 6 — Subscriptions payable

During the period ended September 30, 2004, the Company issued 1,017,667 shares of common stock to nine individual investors for all outstanding subscriptions.

As of September 30, 2004 no other subscriptions have been issued.

Note 7 — Stockholders’ equity

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.

On April 9, 2004, the Company acquired all the outstanding shares of DiscLive, Inc., a Delaware corporation, in exchange for 1,666,667 shares of the Company’s $0.001 par value common stock.

On May 20, 2004, the company issued 63,333 shares of its $0.001 par value common stock to a certain note holder who elected to convert their Consolidated Notes to Financial Statements totaling $9,500 into Company equity.

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

On May 20, 2004, the Company issued 1,668,201 shares of its $0.001 par value common stock for cash in the amount of $500,460 pursuant to a regulation 506 offering.

On May 20, 2004, the Company issued 1,017,666 shares of its $0.001 par value common stock pursuant to outstanding subscription agreements pursuant to a regulation 506 offering.

On June 25, 2004, the Company issued 130,000 shares of its $0.001 par value common stock for consulting services valued at $35,100, the fair market value of the underlying shares.

There were no other issuances of common stock during the three months ended September 30, 2003.

Note 8 — Related party transactions

During the nine month period ended September 30, 2004, the Company paid additional compensation to officers in the amount of $37,263.

During the nine months ended September 30, 2004, a shareholder of the Company elected to convert $9,500 of his loan to 63,333 shares of the Company’s $0.001 par value common stock. The Company owed $200,000 in convertible debt to a shareholder as of September 30, 2004.

During the nine month period ending September 30, shareholders of the Company executed a loan in the amount of $118,000 due on demand. No repayments have been made and as of September 30, 2004 the loan balance was $118,000.

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

Going Concern — The Company experienced operating losses for the period ended September 30, 2004. The financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 3.)

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

Results of Operations

During the nine months ended September 30, 2004, the Company generated $721,988 in revenues. This compares to $60,887in revenues for the same period last year. In its most recent nine month operating period ended September 30, 2004, the Company experienced a net loss of $1,589,495 versus a net loss of $2,694,003 for the same period last year. The bulk of this loss came from cost of sales of 563,513; general and administrative expenses of $823,072; and Salaries and wages of $ 304,321. During the first nine months, the Company continued to seek new strategies for marketing its business plan.

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

During the first nine months, the Company sold 2,926,617 shares of its $0.001 par value common stock to eleven accredited investors for the sum of $857,423.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company owed $200,000 in convertible debt to a shareholder; the note bears an interest rate of 5% per annum and is due January 31, 2005. During the three months ending September 30, two shareholders of the Company executed a loan in the amount of $118,000 due on demand. Additionally, the Company has and may in the future invest in short-term investments from time to time. There can be no assurance that these investments will result in profit or loss.

Since inception, we have utilized the proceeds from a number of private sales of our equity securities, the exercise of options and warrants to meet our working capital requirements.

Our operations generated losses in 2003 and continue to generate losses in 2004. Our cash decreased $113,941 during the nine months ended September 30, 2004 with operating activities using $771,530 of cash. We funded operations primarily through cash on hand from borrowings and equity offerings over the last couple of years. No assurance can be given that such activities will continue to be available to provide funding to us. Our business plan for 2004 is predicated principally upon the successful marketing of our music software products and sales of concert CD’s from our new wholly owned subsidiary, DiscLive, Inc. We anticipate that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2004.

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

Our business plan for 2004 is predicated principally upon the successful marketing of our software products and the DiscLive product. We anticipate that our existing working capital resources and revenues from operations may not be adequate to satisfy our funding requirements through 2004.

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

As of September 30, 2004 there were approximately 4,119,199 warrants to purchase the Company’s common stock. The following chart reflects the number of warrants, exercise price and expiration date for the warrants outstanding

# of Warrants	Exercise Price	Expiration
3,002,302	$0.20	March 22, 2007
300,230	$0.20	March 22, 2007
200,000	$1.00	March 20, 2005
166,667	$0.30	February 19,2006
450,000	$0.65	April 14, 2006

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

ITEM 2. Changes in Securities and Use of Proceeds

We have initiated a Regulation D, Rule 506 private placement whereby the company is offering up to 2,000,000 shares of its common stock at $0.30 per share for a total offering of up to $600,000. As of September 30, 2004 we have sold 2,926,617 shares for the sum of $857,423 including the shares sold in the above described private placement and an additional 926,617 shares to certain accredited investors.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2004, no matters were submitted to the Company’s security holders.

ITEM 5. Other Information

On April 9, 2004 Immediatek, Inc. entered into an Acquisition Agreement to acquire all of the issued and outstanding capital stock of DiscLive, Inc., a Delaware corporation. In exchange for the DiscLive capital stock we gave each of the DiscLive stockholders their pro rata share of 1,666,667 shares of our common stock. As a result of the acquisition, DiscLive became a wholly owned subsidiary of Immediatek.

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

(b) Reports on Form 8-K

     1. Report on Form 8K/A filed with the Commission on June 21, 2004 concerning items 2, and 7.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc. (Registrant)
Dated: November 15, 2004	By:	/s/ Zach Bair
Zach Bair
Chairman of the Board President, Secretary Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IMMEDIATEK, INC.
Date: November 15, 2004	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer