Form 10-K
period 2004-12-31
IMMEDIATEK INC
filed 2005-03-31
CIK 1084182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-26073

Immediatek, Inc.

(Exact name of Registrant as specified in charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification)

2435 N. Central Expressway Suite 1610, Richardson, 75080

(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number, including area code: (972)852-2876

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None
Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year. $1,098,680.

     Based on the average if the closing bid and asked prices of the issuer’s common stock on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,759,375.

     As of December 31, 2004, the issuer had 29,780,655 shares of common stock outstanding. As of March 29, 2004, the issuer had 29,780,655 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

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

ITEM 1. DESCRIPTION OF BUSINESS.

Recent Developments: Going Concern and Liquidity Problems

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

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

     See “Risk Factors” and Management’s Discussion and Analysis Condition and Results of Operations.”

Background

     Immediatek, Inc. (www.immediatek.com — OTCBB:ITEK) was formerly named ModernGroove Entertainment, Inc. On November 23, 2002, ModernGroove Entertainment, Inc., a Nevada corporation, an OTCBB-listed company, entered into a merger agreement with Immediatek, Inc., a private company duly incorporated in accordance with the laws of the State of Texas. Immediatek, a privately owned company, was founded in 2001 by Zach Bair. On December 9, 2002, ModernGroove Entertainment, Inc. changed its name to Immediatek, Inc. (“ITEK”)

     ITEK initially focused on providing process automation consulting and Information Technology (“IT”) services, but the strategy from day one was to identify and acquire compelling technology solutions which had potential exponential scalability. The company is based in Richardson, Texas.

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

     DiscLive

     In April 2004 we acquired all the issued and outstanding shares of DiscLive, Inc., a New York corporation, which is an enterprise primarily engaged in the business of recording live performances by music artists who contract with DiscLive to produce compact discs of the concert to sell to concert goers as they leave the concert. This is accomplished through on site mobile manufacturing facilities, located in a semi tractor trailer, which are capable of producing approximately 800 CD’s within 15 minutes of the concert’s ending. The CD’s are also sold through our web site to potential customers who did not attend the concert. The CD’s can also be manufactured using our NetBurn Secure™ Technology, described below, which prevents the CD from being downloaded and shared on a peer to peer network. This new service product now accounts for over 80% of our annual gross revenues. During the coming fiscal year we plan to expand our marketing of our DiscLive services to a number of musical artists and thereby increase our live recordings and CD sales.

     The acquisition of DiscLive was accomplished through a stock for stock transaction whereby the stockholders of DiscLive acquired 1,666,667 shares of our common stock and we acquired all the issued and outstanding shares of DiscLive. DiscLive is now a wholly owned subsidiary of Immediatek.

     In addition to its DiscLive services described above ITEK is currently focusing a portion of its efforts towards digital media delivery utilizing its patent pending CD burning software products, NetBurn™ and NetBurn Secure™. NetBurn™ allows an end user to download and burn music using the Internet or a music CD burning kiosk to burn digital media directly to a burnable CD without infringing the legal copyrights of the publishers and artists. The Company believes that NetBurn™ has completed its development stage and is now a proven technology. NetBurn Secure™, ITEK’s latest variant of the software, creates copy controlled burned CDs, so that once the CD is burned it is copy controlled and can thereby limit how many copies, if any at all, are permitted to be made from the burned CD.

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

     The NetBurn Portal System is Immediatek’s way of putting the technology into the hands of artists — helping artists — and at the same time continuing to pursue its business model. The artist is allowed to sign up and use the Portal System at no cost, and instead will share revenue with Immediatek on the back end. The Portal System creates a fully automated system for managing and deploying content directly to the artist’s websites, fan websites, kiosks, and corporate sites, and thereby provides multiple points-of-sale in an effort to increase sales potential.

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

     NetBurn Secure™ technology is based on a burned CD that contains two separate sessions. When the CD is inserted in a standard music CD player, the first session, made up of standard audio tracks, is accessed and will play normally. However, when the CD is inserted in a CDROM drive or DVD drive of a computer, the first session — the one playable in both CD and DVD players — is inaccessible. Instead, a second session becomes available that includes a duplicate set of songs which are stored in a protected format using licensed DRM technology.

     In addition to the DRM technology, the second session can also contain additional content like video, photos, web links etc. While the user has full access to this music and other content on the second session by using the computer, the licensed MediaMax technology is intended to disallow the end user to make unauthorized copies of the burned CD with standard CD copying software programs.

Copy Control Technology — NetBurn Secure™

     Immediatek has licensed the MediaMax CD-3 technology from SunnComm Technologies and has embedded SunnComm’s technology into NetBurn™. The resultant product is called NetBurn Secure™.

REVENUE MODEL

     Our sales revenue is derived mainly from the following sources:

     DiscLive. Artists and/or labels contract DiscLive to record a series of concerts and distribute/sell “live” CDs at the events. This provides an “instant” gratification experience for the fan, allowing them to “take home” the concert. CDs are sold in “limited edition” quantities, so typically a concert might sell 1000 CDs, rendering $25,000 in revenue (based on a $25 price point ), not including additional revenues earned for shipping and handling charges (for ship home products).

     Software licensing fees — NetBurn and NetBurn Secure™. Music labels and artists pay a licensing fee for the use of the Company’s NetBurn™ software platform for use within their own organizations and on their own websites as the means of facilitating music downloads by end users. This will be a recurring revenue stream to Immediatek as it will be payable annually and will also be supplemented to a small extent by maintenance and support charges, although these are not anticipated as being material and have not been accounted for in projections. There is no direct cost of sale attached to this revenue stream, although the Company has provided in its forecasts for an expenditure of 10% of each sale made.

     Transaction fees — NetBurn™ and NetBurn Secure™. Although music downloads will be facilitated via independent websites — typically those of the music labels or of individual artists themselves — each transaction will attract a fee payable to Immediatek of as high as $0.38 per track. As with software licensing revenue, there is no direct cost of sale attached to this revenue stream, but provision has nevertheless been made in the Company’s forecasts for a cost of $0.05 per track.

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

     SunnComm - Immediatek has signed technology licensing agreement with SunnComm to offer SunnComm’s MediaMax CD-3 technology in the NetBurn Secure™ product line. This agreement will serve to further strengthen the collaboration in the field of “copy control technology and management” for music content.

     Yes Networks - Immediatek has signed an agreement with Yes Networks. Yes Networks has 1,000 top radio stations now reporting through www.yes.net. Listeners across the country can use the service to identify the song playing on these radio station and then buy the CD, concert tickets or other merchandise via. Yes Networks is also accessible via WAP service and offered through wap.yes.net. Yes Networks is a privately held company with U.S. offices in suburban Philadelphia, PA.

     DigiCirc - Immediatek has signed an agreement with DigiCirc to work in a co-marketing effort. DigiCirc is the platform which allows music consumers, record labels, music distributors, advertisers, publishers and business merchants, to bid, purchase, lease, sub lease, and swap exclusive Digital Music Rights of recordings from top participating independent artists (from mainstream to the underground). DigiCirc is the world’s first Music Rights Investment Market.

     Cities In Touch - Immediatek has signed an agreement whereby Cities In Touch, located in Hot Springs, AR., will finance, build and deploy Immediatek’s NetBurn Station™ kiosk solutions.

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

     We may not be able to continue as a going concern or fund our existing capital needs. Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on external financing raise substantial doubts about our ability to continue as a going concern. Our existing and anticipated capital needs are significant. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital needs for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding, if necessary. In addition, changes in our operating plans, the acceleration or modification of our existing expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions, or other events may cause us to seek additional funding sooner than anticipated, prevent us from achieving the goals of our business plan or expansion strategy, or prevent our newly acquired businesses, if any, from operating profitably. If we are unable to fund our existing capital needs under our existing credit facilities, or are otherwise unable to secure additional equity financing, if necessary, our business could be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

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

     There are many business risks associated with the online music industry, the contracting with music artists for the recording of live concerts and the marketing of the CD’s resulting there from. The online music industry is highly competitive and inherently risky. The Company makes its online music distribution and recording applications available to clients on an ASP (Application Service Provider) basis and revenue is derived from fees charged for use of its applications. No standards have set in the online music arena and the process of securing sales is competitive and uncertain and therefore cannot be predicted with any degree of accuracy. Furthermore sales do not always bear a direct correlation to the marketing costs incurred. Our DiscLIve business is not completely unique and although we believe there are significant portions of that business which are proprietary to the company, the potential for additional competitors is high. The degree of competition, general economic conditions, and regulation also can affect the commercial viability of the Company’s business. None of these factors can be predicted with any certainty. Therefore, there is a substantial risk that some or all of the Company’s projects will not be commercially successful, resulting in loss and anticipated profits not being realized.

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

     We currently have several U.S. patents pending, and there can be no assurance that our patent applications will be granted. Further, there can be no assurance that our technologies will be accepted in the marketplace. In addition, different technologies owned by others could arise that would be superior or more marketable than ours. See “Description of Business — Patents and Proprietary Technology.

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

     We have created a number of products and initiated our DiscLive services. We are uncertain about their market acceptance. The sale and use of the Company’s existing products depends not only on the price and quality of these products but also on the general music industry. Whether or not the Company’s existing products, technological superiority, quality and pricing warrant the demand necessary to achieve widespread customer acceptance is uncertain. Lack of customer acceptance of the Company’s products will have an adverse effect on the Company.

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

     We are dependent on single business and we lack diversification in our business products. The Company is engaged solely in the business of the marketing of its DiscLive services and its unique computer software and technology and has no current plans to enter into any other business opportunities. As a result, the financial success of the Company is completely dependent upon the Company’s ability to successfully market its DiscLive services and software and technology products to potential customers, the success of its business strategy and the continued existence/viability of said products. Management does not believe that its business can be readily adapted to other businesses without significant cost and expense and there can be no assurance that the Company would be successful in locating or operating any alternative business or that it will have sufficient financial resources to implement any significant change in its business.

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

Employees

     The Company currently has four full time and three part time employees. In order to further implement its business plan, management recognizes that additional staff will be required, funding permitting, during 2005.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company’s corporate headquarters are located at 2435 N. Central Expressway Suite 1610, Richardson, Texas 75080. We lease approximately 3,900 square feet of office space at a rental of $5,760.00 per month. Our lease expires in 2005. There is significant office space at competitive prices available to us in the same geographical location as its current office.

ITEM 3. LEGAL PROCEEDINGS.

     Immediatek, as plaintiff, initiated a lawsuit against certain business entities and individuals claiming that the defendants were defaming and tortiously interfering with Immediatek’s business. The lawsuit sought injunctive relief and damages from the defendants. The lawsuit is captioned; Cause No. 03-10705 ; Immediatek, Inc., a Nevada Corporation and Zach Bair vs. Frank Merhib, Scott Wilding, Jennifer Merhib, J & Sons Consulting, and Research Investment Group and was filed            in the 68th Judicial District Court of Dallas County, Texas. Management anticipates that the litigation will result in a settlement favorable to the Immediatek.

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

FISCAL 2003	HIGH	LOW
Quarter Ended March 31, 2003	0.18	0.16
Quarter Ended June 30, 2003	0.88	0.25
Quarter Ended September 30, 2003	0.53	0.53
Quarter ended December 31, 2003	0.40	0.38

Fiscal 2004	HIGH	LOW
Quarter Ended March 31, 2004	0.51	0.38
Quarter Ended June 30, 2004	0.43	0.26
Quarter Ended September 30, 2004	0.39	0.11
Quarter ended December 31, 2004	0.30	0.10

Holders

     The approximate number of holders of record of common stock as of December 31, 2004 was 198.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     Immediatek, Inc. is an Efficient Solutions Provider (ESP) specializing in cutting-edge software and technology solutions. Utilizing the strength of its core “instant” CD product, Immediatek expects to become the leading supplier of live and pre-recorded content through a variety of distribution sources. Additionally, with its NetBurn Secure copy control technology, the company offers a “secure” product.

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

     During the period January 1, 2004 through December 31, 2004, the Company generated $1,098,680 in revenues and incurred a net loss of $(2,149,425), or a loss of $0.09 per share. The majority of this loss was a result of costs of services in consulting fees paid in common stock. As of December 31, 2002, the Company had $21,550 in cash reserves and $73,281 in accounts receivable.

     The Company’s ability to continue as a going concern is contingent upon the successful marketing of its DiscLive acquisition, completion of additional financing arrangements, and the development of its software and technology solutions to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence. (See “Financial Footnote 5.”)

     The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages. Such risks include, the company’s inability to anticipate and adapt to a developing market, the failure of the company’s infrastructure, changes in laws that adversely affect the company’s business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

Results of Operations

     The Company has generated $1,098,680 in revenues from January 1, 2004 through December 31, 2004, an increase of $958,000 from its previous year. The Company experienced net losses of $(2,149,425) or a net loss of $(0.09) per share in 2004 compared to losses of $(3,042,881) or a net loss of $(0.17) per share in 2003. For the year ended, the Company incurred costs of services and operating expenses, which amounted to $2,423,025. As of December 31, 2002, the Company had $21,550 in cash reserves and $73,281 in accounts receivable.

Plan of Operation

     Immediatek has several key products, although our focus of will be the DiscLive product, since it represents the immediate opportunity to grow and establish market share and revenue — as well as providing a launch pad for Immediatek’s other products.

     DiscLive provides a very unique and exciting service in both the wholesale and retail markets. The Company’s’ clients are typically recording artists, managers and labels, and more recently, venues. The Company provides, on a large scale, the instant recording of live events made available to attendees immediately succeeding an event. The Company makes this possible through its custom mobile recording and manufacturing facilities acquired in the acquisition of DiscLive, Inc. The “rigs” as they are called are comprised of proprietary software, custom-designed hardware, intellectual property, and trade secrets, which have enabled DiscLive to become the first company to successfully implement such a product on a broad scale. In connection with the on-site sales opportunities, there are extensions to the base distribution model in which many more opportunities to grow through offering content on the Internet, via USB key chain devices, and popular player devices such as Apple’s iPod.

     Additionally, through the increased 2004 venue presence of DiscLive, the brand has become more recognized and the Company has identified a new demand for DiscLive “systems” which can be installed into venues, and which enable venues to produce live discs of their events with some services provided by DiscLive. The Company plans to capture additional revenues through the sale of hardware, maintenance contracts, and per disc royalty fees at all permanent venue locations. The Company also expects to generate revenue through ancillary services such as blank product, e-commerce, and all other production requirements that a venue would need to successfully implement our product.

     Immediatek has a window of opportunity with DiscLive. After the company established a brand through continued excellent press and performances with major recording acts, the company will act swiftly to increase its bandwidth in order to handle multiple tours and venue installations. By continuing to improve the brand, speed up the processes, offer new innovations such as “instant” DVDs and USB key chain products, DiscLive will continue to gain market share. As the company continues to gain momentum, we will springboard off of the original Immediatek NetBurn Secure technology to offer artists and labels true end-to-end “secure” products — helping to reduce piracy and bootlegging and to preserve artist and label revenues.

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

On December 31, 2004, the Company had 29,780,655 shares of its $0.001 par value common stock issued and outstanding.

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

On May 20, 2004, the Company issued 1,666,667 shares of the Company’s $0.001 par value common stock to in connection with the April 9, 2004 acquisition of DiscLive, Inc. The acquired company is valued at $600,000. The fair market value of the underlying shares was $0.36 per share on the April 9, 2004 date of acquisition.

On May 20, 2004, the Company issued 63,333 shares of its $0.001 par value common stock for the conversion of debt in the amount of $9,500.

On May 20, 2004, the Company issued 10,000 shares of its $0.001 par value common stock for assets valued at $3,000. The fair market value of the underlying shares was $0.30 per share.

During the year ended December 31, 2004, the Company issued 2,219,153 shares of its par value common stock to various individuals for consulting services valued at $385,996.

During the year ended December 31, 2004, the Company sold 2,863,284 shares of its $0.001 par value common stock to ten accredited investors for the sum of $857,423.

There have been no other issuances of common and/or preferred stock.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), a revision of SFAS No. 123 (SFAS 123), “Accounting for Stock Based Compensation.” This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123R will require us to record compensation expense for the unvested fair value of our equity instruments given to our employees. We are in the process of evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations. However we believe that the adoption of SFAS 123R will have no effect on our cash flows but may have an adverse effect on our results of operations.

ITEM 7. FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There will be no reportable events of the type described in Item 301(a)(I)(iv) of Regulation S-B.

ITEM 8A. Controls and Procedures

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

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until they have been elected by the shareholders. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

MANAGEMENT

Name	Age	Position
Zach Bair	42	Chairman and CEO
Paul Marin	35	COO and Director
Peter Donovan	50	Special Advisor

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until they have been elected by the shareholders. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

     Zach Bair, Chairman and CEO (42) – Bair has been a professional consultant in the IT industry since 1986, and in recent years gained local recognition for founding Richardson, Texas based software company PowerUp Networks. He is an expert in business process engineering through the use of technology and coined the term “Efficient Solutions Provider,” or “ESP.” Bair started PowerUp Networks in 2000. Before and during his tenure at Sabre, Inc., Bair conceived and authored what is now the flagship product of PowerUp Networks, “Rapid Network Deployment,” or RND. In terms of an agreement between Bair and Sabre, Sabre continues to use the product internally as “WARPED,” and Bair has the rights to develop the product for the broader marketplace. Bair funded this venture with a seed round of financing of $600,000 and then brought on Alan Shannon, formerly of Read-Rite Corporation, EDS and TI, as CEO, and Peter Donovan, formerly of Nortel, as Chief Marketing Officer. Kevin Clark was then enlisted as VP for Development. In less than three months, the core PowerUp management team, led by Bair and Shannon, raised over $12 million in a Series B funding round.

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

     Paul Marin, COO & Director (35) - In 1999, Mr. Marin founded and developed LCD Interactive, Inc., a software company specializing in CD burning technology. Mr. Marin raised private equity capital, filed patents, established by-laws, negotiated stock purchase agreements, recruited the Board of Directors and secured over 300 license agreements from record labels from over 20 countries around the world. Prior to Mr. Marin’s founding of LCD Interactive, he advised on structuring mergers and acquisitions in both Mexico and Brazil. Paul has over 12 years experience in international finance with specific expertise in mergers and acquisitions, corporate finance, valuation, financial modeling, tax structuring and research analysis. He has conducted numerous M&A activities in Latin America including foreign ownership research, financial modeling, preparation of offering documents and deal structure planning. Mr. Marin has successfully closed over $1 billion in transactions of senior notes while with Citicorp. Mr. Marin also has considerable experience in cross border transactions involving foreign direct investment and international joint ventures. His expertise in communicating with foreign top-level executives of international corporations has provided him a firsthand knowledge of foreign customs and cultures from around the globe.

     Mr. Marin holds an MBA in International Management from the University of Texas at Dallas. He also holds a BBA with a double major in Finance and Accounting from the University of North Texas. Mr. Marin is fluent in Spanish.

     Peter Donovan, Special Advisor – Worldwide Marketing (50) - Peter Donovan serves on ITEK’s advisory board as an expert in global marketing strategy, but is not an officer of the Company. He is an author, expert and international speaker on business performance and customer value and loyalty, and has more than 20 years of telecommunications and technology experience. Donovan served as Chief Marketing Officer for PowerUp Networks, and is currently CEO of TopGun Ventures. Additional technology experience includes over 10 years at Nortel Networks, most recently as Vice President of Global E-Commerce. He has also worked at GPT (Plessey/GEC) and Cable & Wireless.

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

				Securities
				Underlying	Compensation
Name and Principal Positions	Year	Salary	Bonus	Options (#)	Other $
Zach Bair,	2004	$108,832.33	—	—	—
President and Chief Executive Officer	2003	$57,518.00	—	—	—
Paul Marin,	2004	$88,396.53	—	—	—
Chief Operating Officer	2003	$45,628.00	—	—	—
Sami Valkonen, CEO DiscLive (1)	2004	$25,000.00	—	—	—
Rich Isaacson, President DiscLive (2)	2004	$24,000.00
Steven Prendergast SVP DiscLive	2004	$50,125.00

(1)	Sami Valkonen resigned effective August 20, 2004

(2)	Rich Isaacson resigned effective December 13, 2004

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

	Name and Address of
	Beneficial Owner of		Amount of shares by	Percent of
Title of Class	Shares (2)	Position	Owner	Class (1)
Common	Zach Bair	President/CEO	9,695,265	32.6%
Common	Paul Marin	Chief Operating Officer	5,434,788	18.2%
Common	Gary Blum	Advisor	1,893,060	06.4%

Totals:			17,023,113	57.2%

All Executive Officers and Directors as a Group (3 persons)			17,023,113	57.2%

     Percentages are based on 29,780,655 shares. This number is based on the current issued and outstanding common shares as of March 25, 2005.

     Unless otherwise stated, the address for all listed individuals is: 2435 N. Central Expressway Suite 1610, Richardson, Texas 75080.

Persons Sharing Ownership of Control of Shares

     The following own or share the power to vote five percent (5%) or more of the Company’s securities: Zach Bair, President; Paul Marin, Chief Operating Officer; and Gary Blum, Advisor. As of March 25, 2004 there were approximately 235 stockholders of record.

Non-voting Securities and Principal Holders Thereof

     The Company has not issued any preferred shares or other non-voting securities.

Options, Warrants and Rights

     For the year ended December 31, 2003, the Company issued 447,916 warrants to purchase common stock on a one-for-one basis at an exercise price of $0.15 per share of common stock. The fair market value of the Company’s common stock on the date of grant was $0.11, therefore, no compensation expense has been recorded by the Company as of December 31, 2003. No warrants were exercised or expired during the year ended December 31, 2004.

     Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions.

     No options to purchase common stock were issued as of December 31, 2004.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS.

31.1	Certification of our Chief Executive and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of our Chief Executive and Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	REPORTS ON FORM 8-K

     The Company filed an amended Current Report dated June 21, 2004, pursuant to Items 2 and 7.

     The Company filed a Current Report dated April 20, 2004, pursuant to Items 2,5 and 7.

ITEM 14. Principal Accountant Fees and Services

During 2004 and 2003, we paid the following fees, including out of pocket expense reimbursements, to Beckstead and Watts, LLP. :

	2003	2004
Audit Fees	$16,250.00	$36,370.75

     Immediatek paid no other fees or compensation to Beckstead and Watts, LLP. Immediatek, Inc.’s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Immediatek, Inc.’s Audit Committee has received the written disclosure and the letter from Beckstead and Watts, LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Beckstead and Watts, LLP their independence.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: March 30, 2005	By: /s/ Zach Bair
Zach Bair
Chairman of the Board President, Secretary Chief Executive Officer Chief Financial Officer

Auditor’s Letter

Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Immediatek, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheets of Immediatek, Inc. (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

March 30, 2005

Immediatek, Inc.

Consolidated Balance Sheet

	December 31,	December 31,
	2004	2003

Assets

Current assets
Cash	$1,550	$118,562
Cash – restricted	20,000	—
Accounts receivable	73,281	1,647
Prepaid expenses	6,918	5,760

Total current assets	101,749	125,969

Fixed assets, net	294,404	6,576

Total fixed assets	294,404	6,576

Other assets
Intellectual property	—	65,601
Goodwill	324,142	—
Deposits held	13,760	—

Total other assets	337,902	65,601

Total assets	$734,055	198,147

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable	346,868	110,927
Accrued liabilities	44,169	—
Note payable	—	9,500
Convertible notes payable	683,000	—

Total current liabilities	1,074,037	120,427

Stockholders’ (deficit):

Common stock, $0.001 par value, 500,000,000 shares authorized, 29,780,655 and 22,958,218 shares issued and outstanding at 12/31/04 and 12/31/03, respectively	29,781	22,958
Additional paid-in-capital	5,346,572	3,621,671
Accumulated (deficit)	(5,716,334)	(3,566,909)

	(339,981)	77,720

	$734,055	198,147

The accompanying notes are an integral part of these financial statements

Immediatek, Inc.

Consolidated Statements of Operations

	For the year ended
	December 31,
	2004	2003
Revenue	$1,098,680	$140,680
Cost of sales	817,580	7,195

Gross profit	281,100	133,485

Expenses:
General and administrative	573,457	270,611
General and administrative — related party	37,263	—
Depreciation	47,612	439
Network and infrastructure	—	4,330
Consulting fees	135,094	—
Consulting fees — non-cash	385,996	111,320
Consulting fees — non-cash related party	—	312,000
Compensation — non-cash	—	2,335,080
Professional fees	403,899	—
Rent or lease expense	104,519	—
Research and development	50,500	10,370
Loss due to impairment of intellectual property	68,701	—
Sales and marketing	89,685	—
Administrative salaries	212,832	29,505
Officers salaries	313,468	103,147

Total expenses	2,423,025	3,176,802

Net (loss) from operations	(2,141,925)	(3,043,318)

Other (income):
Interest income		437
Interest (expense)	(7,500)	—

Net (loss)	$(2,149,425)	$(3,042,881)

Weighted average number of Common shares outstanding — basic and fully diluted	25,994,094	17,773,572

Net (loss per share — basic and fully diluted	$(0.09)	$(0.17)

The accompanying notes are an integral part of these financial statements

Immediatek, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	(deficit)	(Deficit)
Balance, March 1, 2002	1,722,655	$1,723	$45,601	$(47,324)	$—

Shares issued for consulting contracts	151,800	152	303,600		303,752

Shares issued for consulting contracts	8,200	8	16,400		16,408

Shares issued for consulting contracts	8,000	8	49,992		50,000

Shares issue for consulting contracts	8,000	8	49,992		50,000

Net (loss) for the period ended December 31, 2002				(476,704)	(476,704)

Balance, December 31, 2002	1,898,655	1,899	465,585	(524,028)	(56,544)

Shares issued for asset purchase agreements to related individuals	18,100,397	18,100	2,334,645		2,352,746

Shares issued for consulting contracts	380,000	380	68,020		68,400

Shares issued for conversion of debt to equity	895,833	896	106,604		107,500

Shares issued for equipment	8,333	8	992		1,000

Shares issued for services	50,000	50	9,950		10,000

Shares issued for services — related party	600,000	600	311,400		312,000

Shares issued for conversion of debt to equity	60,000	60	29,940		30,000

Shares issued for cash pursuant to private Placement memorandum	740,000	740	209,206		210,000

Shares issued for acquisition of intellectual property	125,000	125	47,375		47,500

Shares issued for services	100,000	100	37,900		38,000

Net (loss) for the period ended December 31, 2003				(3,042,881)	(3,042,2881)

Balance, December 31, 2003	22,958,218	22,958	3,621,671	(3,566,909)	77,721

Shares issued to acquire DiscLive, Inc.	1,666,667	1,667	474,137		475,804

Shares issued for conversion of debt	63,333	63	9,437		9,500

Shares issued for assets	10,000	10	2,990		3,000

Shares issued for consulting services	200,153	200	59,846		60,046

Shares issued for consulting services	50,000	50	14,950		15,000

Shares issued for cash	10,417	10	1,553		1,563

Shares issued for cash	1,668,201	1,668	498,792		500,460

Shares issued for cash	167,000	167	49,933		50,100

Shares issued for cash	1,017,666	1,018	304,282		305,300

Shares issued for consulting services	130,000	130	34,970		35,100

Shares issued for consulting services	1,839,000	1,839	274,011		275,850

Net (loss) for the period ended December 31, 2004				(2,149,425)	(2,149,425)

Balance, December 31, 2004	29,780,655	$29,781	$5,346,572	$(5,716,334)	$(339,982)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(2,149,425)	$(3,042,881)
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	47,612	439
Impairment loss on intellectual property	68,701	—
Shares issued for compensation expense	—	2,335,080
Shares issued for consulting and services	385,996	111,320
Shares issued for services – related party		312,000
Adjustments to reconcile net (loss) to Net cash (used) by operating activities:
(Increase) in accounts receivable	(71,634)	(1,205)
(Increase) in prepaid expenses	(1,158)	(7,605)
(Increase) in other assets	(13,760)	—
Increase in accounts payable	235,941	60,198
Increase in accrued liabilities	44,169	—

Net cash (used) by operating activities	(1,453,559)	(232,653)

Cash flows from investing activities
Cash received from DiscLive acquisition	20,662	—
Purchase of fixed assets	(31,539)	(3,129)

Net cash (used) by investing activities	(10,877)	(3,129)

Cash flows from financing activities
Proceeds from note payable	—	9,500
Payments on note payable – related party	—	(7,500)
Proceeds from convertible debt	535,000	137,500
Payments on convertible debt	(25,000)	—
Proceeds from sale of common stock	857,423	210,000

Net cash provided by financing activities	1,367,423	349,500

Net increase (decrease) in cash	(97,012)	113,718
Cash – beginning	118,562	4,845

Cash – ending	$21,550	$118,563

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

Number of shares issued for consulting and services	2,219,153	530,000

Number of shares issued for services to related party	—	600,000

Number of shares issued as compensation to related parties	—	18,101,397

Number of shares issued to convert debt to equity	83,333	965,833

Number of shares issued for equipment	10,000	8,333

Value of shares issued for equipment	$3,000	$1,000

Number of shares issued for intellectual property	—	125,000

Value of shares issued for intellectual property	$—	$47,500

Number of shares issued to acquire DiscLive, Inc.	1,666,667	—

Value of shares issued to acquire DiscLive, Inc.	$475,804	$—

The accompanying notes are an integral part of these financial statements

Immediatek, Inc.

Notes to Consolidated Financial Statements

Note 1 – History and organization of the company

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

Immediatek, Inc. (Texas corp) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc.

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock

Note 2 – Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2004 or 2003.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years

Software	3 years

Office furniture and fixtures	7 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimapted useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Research and development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $50,500 in 2004 and $10,370 in 2003.

Immediatek, Inc.
Notes to Consolidated Financial Statements

Revenue recognition

Revenue Recognition from DiscLive is derived from sales of CDs recorded at live concerts by our team. Typically the discs sell for $25 each.

Revenue is generated from proprietary software sales that do not require further commitment from the company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license. Revenue generated from the sale of compact discs and the related costs are recognized upon the sale of each compact disc. Sales are considered complete upon delivery to the consumer.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Gross revenue for the year ended December 31, 2004 was $1,098,680 and direct costs was $817,580. Gross revenue for the year ended December 31, 2003 was $140,680 and direct costs was $7,195.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2004 and 2003.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

In 2004, during the course of the Company’s strategic review of its online disk burning software operations, the Company recorded a pretax charge of $68,701 ($23,358 after tax) relating to the impairment of certain intangible assets held for use when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. The impaired assets principally represent the company’s historic ownership interest in product rights and license agreements. The assets were written down to fair value, which was determined on the basis of future discounted cash flows.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2004, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Immediatek, Inc.
Notes to Consolidated Financial Statements

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary partnerships and corporations, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

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

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

Immediatek, Inc.
Notes to Consolidated Financial Statements

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 – Material Business Combination

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of DiscLive, Inc. had occurred at January 1, 2003:

	Twelve Months Ended
	December 31,
	2004	2003
Revenue, net	$379,588	$42,231

Expenses:
General and administrative	2,488,649	288,916
General and administrative – related party	37,263	0
Depreciation expense	47,612	42
Compensation – related party	0	2,335,080

Total expenses:	2,573,524	2,624,038

Other income:	(30)	(204)

Net (loss):	(2,193,960)	(2,581603)

Net income per share–basic and fully diluted	(.08)	(.24)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Immediatek, Inc.
Notes to Consolidated Financial Statements

Note 4 – Goodwill

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

Note 5 — Going concern

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $5,716,334, and $ 3,566,909 as of December 31, 2004 and 2003, the Company’s current liabilities exceeded its current assets by $ 972,288 and its total liabilities exceeded its total assets by $ 339,982. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated limited revenue from its planned principal operations. In order to obtain the necessary capital, the Company raised funds via private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6 – Fixed assets

Fixed assets consists of the following:

	December 31,
	2004	2003

Computer and office equipment	$96,090	$7,015
Recording equipment	281,976	—
Software	9,900	—

	387,966	7,015
Less accumulated depreciation	(93,562)	(439)

Total	$294,404	$6,576

Depreciation expense totaled $47,612 and $439 for the years ended December 31, 2004 and 2003, respectively.

Immediatek, Inc.
Notes to Consolidated Financial Statements

Note 7 – Income taxes

For the year ended December 31, 2004, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $5,716,334 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2017.

The components of the Company’s deferred tax asset are as follows:

As of December 31,
2004
Deferred tax assets:
Net operating loss carryforwards	$5,716,334

Total deferred tax assets	5,716,334

Deferred tax liabilities:
Depreciation	—

Net deferred tax assets before valuation allowance	5,716,334
Less: Valuation allowance	(5,716,334)

Net deferred tax assets	$-0-

Note 8 – Convertible debt

On August 31, 2003, a wholly owned subsidiary of the Company executed a promissory note with Seagull Associates, LLC (SA) a company controlled by Pat Welsh, a shareholder of the Company, in the amount of $200,000. The note bears an interest rate of 5% per annum and is due March 31, 2005. Upon maturity, the Company shall have the option to make payment and SA shall have the right to require payment of any portion of the unpaid balance of principal and interest by means of the issuance of shares of series “B” convertible preferred stock at the rate of one (1) share for each $683.06 of accrued debt. During the year ended December 31, 2003, the Company paid SA $2,415 in accrued interest. As of December 31, 2004, the amount due is $200,000 in principal, and $9,167 in accrued interest.

On November 29, 2004, the Company was loaned a combined total of $535,000 from four Company shareholders. The Secured Convertible Promissory Notes bear interest at the rate of 10% per annum, and are due in full on October 31, 2005. The Notes plus accrued interest are convertible at the election of the noteholder into shares of the Company’s $0.001 par value common stock at the lower of (i) $0.30 per share, or (ii) the price per share paid by other investors of a Qualified Financing (as defined in the terms of the Note agreement) with aggregate gross proceeds in excess of $1,000,000. Each Note entitles the Noteholder to demand registration rights and “piggyback” registration rights in the event that it files a share registration with the US Securities and Exchange Commission. The Notes are guaranteed and collateralized by all of the assets of DiscLive, Inc., the Company’s wholly-owned subsidiary. As of December 31, 2004, $25,000 had been repaid to a single Noteholder.

During the year ended December 31, 2004, a shareholder of the Company elected to convert $9,500 of loan principal into 63,333 shares of the Company’s $0.001 par value common stock.

Interest expense totaled $7,500 and $-0- for the years ended December 31, 2004 and 2003, respectively.

Immediatek, Inc.
Notes to Consolidated Financial Statements

Note 9 – Stockholders’ equity

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

On December 29, 2003, the Company issued 740,000 shares of its $0.001 par value common stock to a several individuals pursuant to a private placement memorandum for cash totaling $210,000.

On December 29, 2003, the Company issued 125,000 shares of its $0.001 par value common stock to an individual to acquire intellectual property valued at $47,500.

Immediatek, Inc.
Notes to Consolidated Financial Statements

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

On November 30, 2004, the Company issued 1,839,000 shares of its $0.001 par value common stock for consulting services valued at $275,850, the fair market value of the underlying shares.

There have been no other issuances of common and/or preferred stock.

Note 10 – Warrants and options

For the year ended December 31, 2003, the Company issued 447,916 warrants to purchase common stock on a one-for-one basis at an exercise price of $0.15 per share of common stock. The fair market value of the Company’s common stock on the date of grant was $0.11, therefore, no compensation expense has been recorded by the Company as of December 31, 2004. On April 30, 2004, 437,499 warrants expired. No warrants were exercised during the year ended December 31, 2004.

Warrants issued by the Company are valued on the date of grant using the Black-Scholes pricing model using assumptions.

No options to purchase common stock were issued as of December 31, 2004.

Immediatek, Inc.
Notes to Consolidated Financial Statements

Note 11 – Related party transactions

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

Convertible debt

The Company received proceeds from convertible debt totaling $39,500 from a shareholder of the Company. The note holder elected to convert $30,000 of his loan into 60,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2003 and elected to convert the balance of his loan into 63,333 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2004. The balance owed by the Company as of December 31, 2004 was $-0-.

Common stock

On October 28, 2003, the Company issued 600,000 shares of its $0.001 par value common stock to a shareholder for consulting services valued at $312,000.

Shareholder loans

During the year ended December 31, 2004, the Company received $535,000 in Secured Convertible Promissory Notes from shareholders of the Company (see Note 8 above).