Form 10QSB
period 2005-03-31
IMMEDIATEK INC
filed 2005-05-16
CIK 1084182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

     (Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

☐	Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from to

Commission File Number: 000-26073

Immediatek, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification)

2435 N. Central Expressway Suite 1610, Richardson, TX	75080

(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 500,000,000 shares authorized, as of March 31, 2005 the issuer had 32,344,655 shares of common stock outstanding.

Traditional Small Business Disclosure Format (check one)

     Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

Immediatek, Inc

Balance Sheet
(unaudited)

March 31,
2005
Assets

Current assets
Cash	$50,637
Prepaid expenses	6,918

Total current assets	56,398

Fixed assets, net	533,219

Other assets
Goodwill	324,142
Deposits held	5,760

Total other assets	329,902

Total assets	$919,519

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable	$347,657
Accrued liabilities	15,703
Accrued interest	18,938
Accrued compensation	7,653
Accrued compensation – related party	7,000
Convertible notes payable	999,000

Total current liabilities	1,395,951

Stockholders’ (deficit):

Common stock, $0.001 par value, 500,000,000 shares authorized, 32,344,655 shares issued and outstanding	32,345
Additional paid-in-capital	5,935,883
Accumulated (deficit)	(6,434,660)

(476,432)

$918,519

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc

Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue	$94,076	$7,933

Expenses:
Direct costs of services	22,409	3,000
Network and infrastructure	—	1,753
Research and development	—	50,000
Sales and marketing expense	—	58,118
Depreciation	19,228	734
General and administrative	162,960	108,784
Non-cash consulting fees	43,680	—
Non-cash compensation expense	365,407	—
Administrative salaries	40,293	18,900
Officer salaries	35,000	50,250

Total expenses	688,978	291,539

Net (loss) from operations	(594,901)	(283,606)

Other (income):
Interest (expense)	(12,437)	—

Net (loss)	$(607,339)	$(283,606)

Weighted average number of Common shares outstanding – basic and fully diluted	30,689,455	22,958,218

Net (loss) per share – basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc

Statements of Cash Flow
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(607,339)	$(283,606)
Depreciation	19,228	734
Shares issued for compensation expense	365,407
Shares issued for consulting and services	43,680
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Decrease in accounts receivable	73,281	—
Decrease in prepaid expenses	1,251	—
Decrease in deposits	8,000	—
Increase (decrease) in accounts payable	789	(14,196)
Increase (decrease) in accrued liabilities	(28,466)	18,540
Increase in accrued interest	11,604	—
Increase in accrued compensation	7,653	—
Increase in accrued compensation – related party	7,000	—

Net cash (used) by operating activities	(97,912)	(278,528)

Cash flows from investing activities
Purchase of fixed assets	—	(19,097)

Net cash (used) by investing activities	—	(19,097)

Cash flows from financing activities
Payments on notes payable	(298,000)	—
Proceeds from notes payable	425,000	—
Proceeds from subscriptions payable	—	305,300

Net cash provided by financing activities	127,000	305,300

Net increase (decrease) in cash	29,088	7,675
Cash – beginning	21,550	118,562

Cash – ending	$50,638	$126,237

Supplemental disclosures:
Interest paid	$833	$—

Income taxes paid	$—	$—

Number of shares issued for consulting	64,000	—

Number of shares issued for compensation	2,025,000	—

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Asset acquisition

On February 28, 2005, the Company entered into an “Asset Purchase Agreement” with Moving Records, LLC, (“MR”) a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired recording equipment valued at $258,043 and agreed to assume a total of $120,000 in debt from MR under separate promissory note and $15,703 in accounts payable, in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock. The fair value of the Company’s common stock on the date of the agreement was $450,000. The difference between the value of the stock issued and the fair market value of the assets acquired is $365,406, which the Company expensed as non-cash compensation.

Note 4 – Fixed assets

During the three months ended March 31, 2005, the Company acquired equipment valued at $258,043 pursuant to an Asset Acquisition Agreement. Depreciation expense totaled $19,228 and $734 for the three months ended March 31, 2005 and 2004, respectively.

Note 5 – Accounts payable

As of March 31, 2005, the Company had outstanding accounts payable in the amount of $347,657 of which $289,701 has been outstanding over 90 days. The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

Note 6 – Note payable

On March 15, 2005 the Company entered into a $425,000 Secured Promissory Note and. a Collateral Assignment and General Security Agreement with Mr. Osias Blum, an individual. The Note provides for the principal and interest, at the rate of 10% per annum, to be paid on the maturity date of April 1, 2006 or at an earlier date if the Company is successful in completing an exempt Regulation D private placement of our common stock of $1,000,000 or more. The Note is secured by all our tangible and intangible assets other than those assets previously pledged on prior debt transactions to other secured parties.

Note 7 – Stockholders’ equity

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.

On February 28, 2005, the Company issued 2,500,000 shares of its $0.001 par value common stock pursuant to an “Asset Acquisition Agreement”. The fair market value of the underlying shares is $450,000.

On March 4, 2005, the Company issued 64,000 shares of its $0.001 par value common stock for consulting services valued at $7,680.

There were no other issuances of common stock during the three months ended March 31, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Immediatek, Inc. is a technology company specializing in cutting-edge software and technology solutions, specifically geared towards the music and entertainment industry. Utilizing the strength of its core “instant” CD product and copy control software, Immediatek expects to become the leading supplier of live and pre-recorded content through a variety of distribution sources.
On September 18, 2002, Immediatek completed a reverse merger into a non-operating shell corporation, ModernGroove Entertainment, and the “original” Immediatek, Inc., a State of Texas corporation. On November 5, 2002, ModernGroove Entertainment was taken over by Immediatek’s management, and the resultant company amended its Articles of Incorporation to rename the Company Immediatek, Inc.

On April 9, 2004, the Company completed the purchase of DiscLive, Inc. a privately held company that secures contracts with various music artists to record live concert performances, by acquiring all of the outstanding capital stock for a total purchase price of $600,000. DiscLive, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition

The aggregate purchase price consisted of 1,666,667 shares of the Company’s common stock valued at $600,000. The value of the 1,666,667 common shares issued was determined based on the average market price of the Company’s common shares at the time of acquisition. The company allocated $324,142 of the acquisition price to goodwill and the balance of $275,858 to assets and liabilities. On February 28, 2005, the Company entered into an “Asset Purchase Agreement” with Moving Records, LLC, (“MR”) a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired recording equipment valued at $258,043 and agreed to assume a total of $120,000 in debt from MR under separate promissory note and $15,703 in accounts payable, in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock. The fair value of the Company’s common stock on the date of the agreement was $450,000. The difference between the value of the stock issued and the fair market value of the assets acquired is $365,406, which the Company expensed as non-cash compensation.

During the period January 1, 2005 through March 31, 2005, the Company generated $94,076 in revenues and incurred a net loss of $(607,339), or a loss of $0.02 per share. The majority of this loss was a result of non-cash compensation expenses paid in common stock. As of March 31, 2005, the Company had $50,637 in cash reserves.

The Company’s ability to continue as a going concern is contingent upon the successful marketing and continued rollout of its DiscLive product, completion of additional financing arrangements, and the development of its software and technology solutions to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Results of Operations

The Company has generated $94,076 in revenues from January 1, 2005 through March 31, 2005, an increase of $86,143 from its previous year. The Company experienced net losses of $(607,339) or a net loss of $(0.02) per share in the first quarter of 2005 compared to losses of $(283,606) or a net loss of $(0.01) per share in for the same period in 2004. For the first quarter ended, the Company incurred costs of services and operating expenses, which amounted to $688,978. As of March 31, 2005, the Company had $50,637 in cash reserves.

Plan of Operation

Immediatek has several key products, although our focus will be the DiscLive product, since it represents the immediate opportunity to grow and establish market share and revenue — as well as providing a launching pad for Immediatek’s other products.

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

Additionally, through the increased venue presence of DiscLive, the brand has become more recognized and the Company has identified a new demand for DiscLive “systems” which can be installed into venues, and which enable venues to produce live discs of their events with some services provided by DiscLive. The Company plans to capture additional revenues through the sale of hardware, maintenance contracts, and per disc royalty fees at permanent venue locations. The Company also expects to generate revenue through ancillary services such as blank product, e-commerce, and all other production requirements that a venue would need to successfully implement our product.

The company expects to act swiftly to increase its bandwidth in order to handle multiple tours and venue installations. By continuing to improve the brand, speed up the processes, offer new innovations such as “instant” DVDs and USB key chain products, DiscLive will continue to gain market share. As the company continues to gain momentum, we will springboard off of the original Immediatek NetBurn Secure technology to offer artists and labels true end-to-end “secure” products — helping to reduce piracy and bootlegging and to preserve artist and label revenues.

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

On March 31, 2005, the Company had 32,344,655 shares of its $0.001 par value common stock issued and outstanding.

On February 28, 2005, the Company issued 2,500,000 shares of its $0.001 par value common stock pursuant to an “Asset Acquisition Agreement”. The fair market value of the underlying shares is $450,000.

On March 4, 2005, the Company issued 64,000 shares of its $0.001 par value common stock for consulting services valued at $7,680.

There were no other issuances of common stock during the three months ended March 31, 2005.

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

ITEM 2. Changes in Securities and Use of Proceeds

On February 28, 2005, we issued 2,500,000 shares of its $0.001 par value common stock pursuant to an Asset Acquisition Agreement whereby we purchased certain equipment to use in our DiscLive business. The acquisition involved the purchase of certain electronic equipment only and did not result in the acquisition of employees or a line of business. A previous press release by the Company stated that we acquired employees as part of the agreement and was in error. The fair market value of the underlying shares is $450,000.

On March 4, 2005, the Company issued 64,000 shares of its $0.001 par value common stock for consulting services valued at $7,680.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2005, no matters were submitted to the Company’s security holders.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Title of Document

31.1 Chief Executive and Chief Financial Officer-Section 302 Certification pursuant to Section 302 Sarbanes-Oxley Act.

32.1 Chief Executive and Chief Financial Officer-Section 906 Certification pursuant to Section 902 Sarbanes-Oxley Act.

(b) Reports on Form 8-K

     1. Report on Form 8K filed with the Commission on April 14, 2005 concerning items 1.01, and 9.01.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.

(Registrant)

Dated: May 16, 2005	By:	/s/ Zach Bair

Zach Bair
Chairman of the Board
Chief Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IMMEDIATEK, INC.

Date: May 16, 2005	By:	/s/ Zach Bair

Zach Bair
Chief Executive and Financial Officer