Form 10QSB
period 2005-06-30
IMMEDIATEK INC
filed 2005-08-15
CIK 1084182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29353

IMMEDIATEK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0881193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2435 N. Central Expressway, Suite 1200
Richardson, TX	75080
(Address of principal executive offices	(zip code)

Issuer's telephone number, including area code: (972) 852-2876

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2005, was 32,344,655 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

Immediatek, Inc.

Consolidated Balance Sheet

(unaudited)

June 30,
2005
Assets

Current assets
Cash	$-
Prepaid expenses	500
Total current assets	500

Fixed assets, net	513,991

Other assets
Goodwill	324,142
Deposits held	5,760
Total other assets	329,902

Total assets	$844,393

Liabilities and Stockholders' (Deficit)

Current liabilities
Accounts payable	$345,980
Cash (deficit)	2,435
Accrued liabilities	15,703
Accrued interest	38,671
Convertible notes payable	1,020,300
Total current liabilities	1,423,089

Stockholders' (deficit):

Common stock, $0.001 par value, 500,000,000 shares
authorized, 32,344,655 shares issued and outstanding	32,345
Additional paid-in-capital	5,935,883
Accumulated (deficit)	(6,536,924)
(578,696)

$844,393

Immediatek, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue, net	$56,000	$240,706	$150,076	$248,669

Expenses:
General and administrative	70,338	356,962	233,298	465,746
General and administrative - related party	-	37,263	-	37,263
Depreciation	19,228	28,561	38,455	29,295
Direct costs	17,670	99,884	40,079	102,884
Consulting fees	-	110,146	-	110,146
Non-cash consulting fees	-	-	43,680	-
Non-cash compensation expense	-	-	365,407	-
Sales and marketing expenses	-	21,623	-	79,741
Network infrastructure		1,752	-	3,505
Research and development	-	105	-	50,105
Administrative salaries	17,090	183,142	57,383	202,042
Officers salaries	16,000	20,326	51,000	70,576
Total expenses	140,325	859,765	829,303	1,151,304

Net (loss) from operations	(84,325)	(619,059)	(679,227)	(902,635)

Other (expenses):
Interest (expense)	(19,733)	(2,500)	(32,171)	(2,500)

Net (loss)	$(104,058)	$(621,559)	$(711,397)	$(905,135)

Weighted average number of
Common shares outstanding - basic and
fully diluted	32,344,655	26,804,028	31,521,627	12,343,603

Net (loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Immediatek, Inc.

Consolidated Statements of Cash Flow

(unaudited)

	Six months ended
	June 30,
	2005	2004

Cash flows from operating activities
Net (loss)	$(711,397)	$(905,135)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	38,455	29,295
Shares issued for compensation	365,407	110,146
Shares issued for consulting services	43,680	-
Changes in operating assets and liabilities:
(increase) decrease in accounts receivable	73,281	1,647
(Increase) decrease in prepaid expenses	5,918	8,324
(Increase) in other assets	8,000	(2,660)
Increase (decrease) in accounts payable	(888)	(8,665)
Increase in accrued interest	38,671	-
Increase (decrease) in accrued liabilities	(45,112)	78,701
Net cash (used) by operating activities	(181,550)	(688,347)

Cash flows from investing activities
Cash received from DiscLive acquisition	-	20,662
Purchase of fixed assets	-	(30,616)
Net cash (used) by investing activities	-	(9,954)

Cash flows from financing activities
Increase in cash deficit	2,435	-
Common stock issuances		857,423
Payments on notes payable	(298,000)	-
Proceeds from notes payable	458,000	-
Net cash provided by financing activities	160,000	857,423

Net increase (decrease) in cash and equivalents	(21,550)	159,122
Cash and equivalents - beginning	21,550	118,562
Cash and equivalents - ending	$-	$277,684

Supplemental disclosures:
Interest paid	$833	$-
Income taxes paid	$-	$-

Immediatek, Inc.

Notes to Consolidated Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Asset acquisition

On February 28, 2005, the Company entered into an "Asset Purchase Agreement" with Moving Records, LLC, ("MR") a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired recording equipment valued at $258,043 and agreed to assume a total of $120,000 in debt from MR under separate promissory note and $15,703 in accounts payable, in exchange for 2,500,000 shares of the Company's $0.001 par value common stock. The fair value of the Company's common stock on the date of the agreement was $450,000. The difference between the value of the stock issued and the fair market value of the assets acquired is $365,406, which the Company expensed as non-cash compensation.

Immediatek, Inc.

Notes to Consolidated Financial Statements

Note 4 - Fixed assets

During the six months ended June 30, 2005, the Company acquired equipment valued at $258,043 pursuant to an Asset Acquisition Agreement. Depreciation expense totaled $38,455 and $29,295 for the six months ended June 30, 2005 and 2004, respectively.

Note 5 - Accounts payable

As of June 30, 2005, the Company had outstanding accounts payable in the amount of $345,980 of which $293,504 has been outstanding over 90 days. The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

Note 6 - Note payable

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

During the six month period ended June 30, 2005, the Company received an additional $27,500 for operating expenses from Mr. Blum. The short-term loan bears no interest and is due demand.

Note 7 - Stockholders' equity

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.

On February 28, 2005, the Company issued 2,500,000 shares of its $0.001 par value common stock pursuant to an "Asset Acquisition Agreement". The fair market value of the underlying shares is $450,000.

On March 4, 2005, the Company issued 64,000 shares of its $0.001 par value common stock for consulting services valued at $7,680.

There were no other issuances of common stock during the six months ended June 30, 2005.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Immediatek, Inc. is a technology company specializing in software and technology solutions, specifically geared towards the music and entertainment industry. Utilizing the strength of its core "instant" CD product and copy control software, Immediatek is striving to become the leading supplier of live and pre-recorded content through a variety of distribution sources.

On April 9, 2004, the Company completed the purchase of DiscLive, Inc., a privately held company that secures contracts with various music artists to record live concert performances, through the issuance of 1,666,667 shares of the Company's common stock in exchange for all of the outstanding capital stock of DiscLive. The DiscLive acquisition was valued at $600,000, based on the average market price of the Company's common shares at the time of acquisition. The company allocated $324,142 of the acquisition price to goodwill and the balance of $275,858 to assets and liabilities.

On February 28, 2005, the Company entered into an "Asset Purchase Agreement" with Moving Records, LLC, ("MR") a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired recording equipment valued at $258,043 and agreed to assume a total of $120,000 in debt from MR under a separate promissory note and $15,703 in accounts payable, in exchange for 2,500,000 shares of the Company's common stock. The fair value of the Company's common stock on the date of the agreement was $450,000. The difference between the value of the stock issued and the fair market value of the assets acquired was $365,406, which the Company expensed as non-cash compensation.

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

These conditions raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

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

Results of Operations

The Company generated $56,000 in revenues during the three months ended June 30, 2005. The Company experienced net losses of $(104,058) or a net loss of $(0.01) per share in the second quarter of 2005 compared to losses of $(621,559) or a net loss of $(0.01) per share in for the same period in 2004. For the second quarter ended, the Company incurred costs of services and operating expenses, which amounted to $829,303.

The decrease in comparative revenue for both the three months ending and six months ending is a direct result from a spike in revenue experienced during the month of April 2004. This month (April 2004) represented approximately half of the entire revenue for the fiscal year of 2004. The majority of this revenue experienced in this month came from a single business contract and did not continue until later that same year due to the schedule of the musical band that was touring. Other factors affecting the decrease in comparative revenues include the timing variances associated sales cycles as they relate to the live concert business. Management estimates that the sales cycle for similar business as experienced in April 2004 may take between three to six months before revenue is realized. As management continues to develop its business it believes that the sales cycle can be reduced to one to two months. Further it is expected that revenue from month to month will grow at a steadier rate and become less volatile.

Even though management has identified various small competitors, it is only aware of one primary competitor, Clear Channels, "Instant Live". It is believed by management that as it continues to execute its business model and improve its operations it will continue to increase its market share and eventually become profitable. The Company has relied on the support of its existing investor base for its liquidity.

Plan of Operation

Immediatek has several key products, DiscLive, however, represents the primary product of the group. DiscLive represents the immediate opportunity to grow, to establish market share and revenue - as well as providing a launching pad for Immediatek's other products.

DiscLive provides a very unique and exciting service in both the wholesale and retail markets. The Company's clients are typically recording artists, managers and labels, and more recently, venues. The Company provides, on a large scale, the instant recording of live events made available to attendees immediately succeeding an event. The Company makes this possible through its custom mobile recording and manufacturing facilities procured in the acquisition of DiscLive and the asset purchase of Moving Records. The mobile recording and duplication units are comprised of proprietary software, custom-designed hardware, intellectual property, and trade secrets, which have enabled DiscLive to become the first company to successfully implement such a product on a broad scale. In connection with the on-site sales opportunities, there are extensions to the base distribution model in which many more opportunities to grow exist. Such as offering content on the Internet, via USB key chain devices, and popular player devices such as Apple's iPod.

Additionally, through the increased venue presence of DiscLive, the brand has become more recognized and the Company has identified a new demand for DiscLive "systems" which can be installed into venues, and which enable venues to produce live discs of their events with some services provided by DiscLive. The Company plans to capture additional revenues through the sale of hardware, maintenance contracts, and per disc royalty fees at permanent venue locations. The Company also expects to generate revenue through ancillary services such as blank product, e-commerce, and all other production requirements that a venue would need to successfully implement our product.

The company expects to act swiftly to increase its bandwidth in order to handle multiple tours and venue installations. By continuing to improve the brand, speed up the processes, offer new innovations such as "instant" DVDs and USB key chain products, DiscLive will continue to gain market share. As the company continues to gain momentum, we will springboard off of the original Immediatek NetBurn Secure technology to offer artists and labels true end-to-end "secure" products — helping to reduce piracy and bootlegging and to preserve artist and label revenues.

Liquidity and Capital Resources

The Company is authorized to issue 500,000,000 shares of common stock. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock.

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

Need to discuss current sources of cash and other forms of liquidity.

Should discuss current working capital deficiency.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Zach Blair, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Blair, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are currently no material legal proceedings pending.

ITEM 2. Changes in Securities and Use of Proceeds

On February 28, 2005, we issued 2,500,000 shares of our $0.001 par value common stock pursuant to and Asset Acquisition Agreement whereby we purchased certain equipment to use in our DiscLive business. The acquisition involved the purchase of certain electronic equipment only and did not result in acquisition of employees or a line of business. A previous press release by the Company stated that we acquired employees as part of the agreement and was in error. The fair market value of the underlying shares is $450,000.

On March 4, 2005, we issued 64,000 shares of our $0.001 par value common stock for consulting services valued at $7,680.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2005, no matters were submitted to the Company's security holders.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: August 15, 2005	By:	/s/ Zach Bair
Zach Bair
Chief Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Immediatek, Inc.

Date: August 15, 2005	By:	/s/ Zach Bair
Zach Bair
Chief Executive and Financial Officer