Form 10QSB
period 2005-09-30
IMMEDIATEK INC
filed 2005-11-03
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D)OF THE EXCHANGE ACT
For the Transition Period from                                          to
Commission File Number: 000-26073
IMMEDIATEK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	86-0881193 (I.R.S. Employer Identification)
2435 N. Central Expressway Suite 1200, Richardson, TX
(Address of principal executive offices)
75080
(Zip Code)
Registrant’s telephone number, including area code: (972) 852-2876
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS
Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Common Stock, $0.001 par value per share, 500,000,000 shares authorized, as of September 30, 2005 the issuer had 38,769,655 shares of common stock outstanding.
Traditional Small Business Disclosure Format (check one) Yes ☐ No ☐

Part I. Financial Information
Item 1. Financial Statements
Immediatek, Inc.
Consolidated Balance Sheet
(unaudited)

September 30,
2005
Assets

Current assets
Cash	$5,312
Accounts Receivable	3,000

Total current assets	8,312

Fixed assets, net	502,620

Other assets
Goodwill	324,142
Total assets	$835,074

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable	$431,799
Accrued liabilities	15,703
Accrued interest	62,215
Convertible notes payable	1,071,900

Total current liabilities	1,581,617

Stockholders’ (deficit):

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 1,650,000 shares issued and outstanding	1,650
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,769,655 shares issued and outstanding	38,770
Additional paid-in-capital	6,080,808
Accumulated (deficit)	(6,867,771)

(746,543)

$835,074

Immediatek, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue, net	$35,019	$99,299	$185,095	$721,988

Expenses:
General and administrative	126,470	320,063	327,890	785,809
General and administrative — related party	—	—	—	37,263
Depreciation	19,452	19,398	57,907	48,694
Direct costs	54,802	189,464	94,880	563,512
Consulting fees	—	36,147	31,879	146,294
Non-cash consulting fees	12,500	—	56,180	—
Non-cash compensation expense	—	—	365,407	—
Sales and marketing expenses	—	12,713	—	92,455
Network infrastructure	—	—	—	—
Research and development	—	395	—	50,500
Administrative salaries	2,507	102,279	59,890	304,321
Officers salaries	125,600	48,585	176,600	119,161

Total expenses	341,331	729,044	1,170,633	2,148,009

Net (loss) from operations	(306,312)	(629,745)	(985,538)	(1,426,021)

Other (expenses):
Interest (expense)	(24,535)	(2,500)	(56,706)	(5,000)

Net (loss)	$(330,847)	$(632,245)	$(1,042,244)	$(1,431,021)

Weighted average number of Common shares outstanding — basic and fully diluted	33,448,459	27,941,755	32,170,963	19,386,457

Net (loss per share — basic and fully diluted	$(.01)	$(.02)	$(.03)	$(.07)

Immediatek, Inc.
Consolidated Statements of Cash Flow
(unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities
Net (loss)	$(1,042,244)	$(1,431,021)
Adjustment to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	57,907	48,694
Shares issued for compensation	492,907	110,146
Shares issued for consulting services	46,180	—
Shares issued as payment on notes payable	33,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	70,281	(23,441)
Decrease in prepaid expenses	6418	11,332
Decrease (increase) in other assets	13,760	(2,660)
Increase (decrease) in accounts payable	84,930	(8,665)
Increase in accrued interest	62,215	—
(Decrease) increase in accrued liabilities	(45,112)	216,205

Net cash (used) by operating activities	(219,758)	(1,079,410)

Cash flows from investing activities
Cash received from DiscLive acquisition	—	20,662
Purchase of fixed assets	(8,080)	(30,616)

Net cash (used) by investing activities	(8,080)	(9,954)

Cash flows from financing activities
Common stock issuances	—	857,423
Payments on notes payable	(340,400)	—
Proceeds from notes payable	552,000	118,000

Net cash provided by financing activities	211,600	975,423

Net increase (decrease) in cash and equivalents	(16,238)	(113,941)
Cash and equivalents — beginning	21,550	118,562

Cash and equivalents — ending	$5,312	$4,621

Supplemental disclosures:
Interest paid	$3,147	$5,000

Income taxes paid	$—	$—

Immediatek, Inc.
Notes to Consolidated Financial Statements
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
Note 2 — Going concern
The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues. In order to obtain the necessary capital, the Company has obtained funds from a primary investor to provide the minimum funding obligations on an as needed basis. The Company and the primary investor have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is also dependent upon its ability to secure equity and/or debt financing beyond these minimum funding obligations and there are no assurances that the Company will be successful and without sufficient financing, it would be unlikely for the Company to continue as a going concern.
Note 3 — Asset acquisition
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
Note 4 — Fixed assets
During the nine months ended September 30, 2005, the Company acquired equipment valued at $258,043 pursuant to an Asset Acquisition Agreement and $8,080 of equipment in the normal course of business. Depreciation expense totaled $57,907 and $48,694 for the nine months ended September 30, 2005 and 2004, respectively.
Note 5 — Accounts payable
As of September 30, 2005, the Company had outstanding accounts payable in the amount of $430,173 of which $347,079 has been outstanding over 90 days. The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.
Note 6 — Note payable
On March 15, 2005 the Company entered into a $425,000 Secured Promissory Note and a Collateral Assignment and General Security Agreement with Mr. Osias Blum, an individual. The Note provides for the principal and interest, at the rate of 10% per annum, to be paid on the maturity date of April 1, 2006 or at an earlier date if the Company is successful in completing an exempt Regulation D private placement of their common stock of $1,000,000 or more. The Note is secured by all the Company’s tangible and intangible assets other than those assets previously pledged on prior debt transactions to other secured parties.
Interest expense totaled $56,706 and $5,000 for the nine months ended September 30,2005 and 2004, respectively.
Note 7 — Stockholders’ equity
Common Stock
The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.
On February 28, 2005, the Company issued 2,500,000 shares of its $0.001 par value common stock pursuant to an “Asset Acquisition Agreement”. The fair market value of the underlying shares is $450,000.
On March 4, 2005 and July 6, 2005, the Company issued 64,000 shares and 50,000 shares, respectively of its $0.001 par value common stock for consulting services valued at $7,680 and $2,500, respectively.
On September 15, 2005 and September 23, 2005, the Company issued 5,775,000 shares and 600,000 shares, respectively of its $0.001 par value common stock to key employees of the Company valued at $115,000 and $12,000, respectively.
There were no other issuances of common stock during the nine months ended September 30, 2005.
Preferred Stock
The Company is also authorized to issue 5,000,000 shares of $0.001 par value preferred stock.
On September 15, 2005, the Company issued 1,650,000 shares of its $0.001 par value preferred stock to a key employee in lieu of a note payment valued at $33,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Immediatek, Inc. is a technology company specializing in software and technology solutions, specifically geared towards the music and entertainment industry. Utilizing the strength of its core “instant CD” and “instant DVD” product and copy control software, Immediatek is striving to become the leading supplier of live and pre-recorded content through a variety of distribution sources.
On April 9, 2004, the Company completed the purchase of DiscLive, Inc., a privately held company that secures contracts with various music artists to record live concert performances, through the issuance of 1,666,667 shares of the Company’s common stock in exchange for all of the outstanding capital stock of DiscLive. The DiscLive acquisition was valued at $600,000, based on the average market price of the Company’s common shares at the time of acquisition. The company allocated $324,142 of the acquisition price to goodwill and the balance of $275,858 to assets and liabilities.
On February 28, 2005, the Company entered into an “Asset Purchase Agreement” with Moving Records, LLC, (“MR”) a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired recording equipment valued at $258,043 and agreed to assume a total of $120,000 in debt from MR under a separate promissory note and $15,703 in accounts payable, in exchange for 2,500,000 shares of the Company’s common stock. The fair value of the Company’s common stock on the date of the agreement was $450,000. The difference between the value of the stock issued and the fair market value of the assets acquired was $365,406, which the Company expensed as non-cash compensation.
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
These conditions raise doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.
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

Results of Operations
The Company generated $35,019 and $99,299 in revenues during the three months ended September 30, 2005 and 2004, respectively. The Company experienced net losses of $(330,847) or a net loss of $(0.01) per share in the third quarter of 2005 compared to losses of $(632,245) or a net loss of $(0.02) per share in the same period in 2004. For the three months and nine months ending September 30, 2005, the Company incurred costs of services and operating expenses, which amounted to $341,331 and $1,170,633, respectively.
The Company generated $185,095 in revenues during the nine months ended September 30, 2005 compared to $721,988 for the same period in 2004. The Company had net losses of $(1,042,244) compared to a net loss of $(1,431,021) for the same period in 2004.
The decrease in comparative revenue for the nine months ending is a direct result from a spike in revenue experienced during the month of April 2004. April 2004 represented approximately half of the entire revenue for the fiscal year of 2004. The majority of this revenue experienced in this month came from a single business contract and did not continue until later that same year due to the schedule of the musical band that was touring. Other factors affecting the decrease in comparative revenues include the timing variances associated sales cycles as they relate to the live concert business. Management estimates that the sales cycle for similar business as experienced in April 2004 may take between three to six months before revenue is realized. As management continues to develop its business it believes that the sales cycle can be reduced to one to two months. Further it is expected that revenue from month to month will grow at a steadier rate and become less volatile.
Even though management has identified various small competitors, it is only aware of one primary competitor, Clear Channels, “Instant Live”. It is believed by management that as it continues to execute its business model and improve its operations it will continue to increase its market share and eventually become profitable. The Company has relied on the support of its existing investor base for its liquidity.
Plan of Operation
Immediatek has several key products, DiscLive, however, represents the primary product of the group. DiscLive represents the immediate opportunity to grow, to establish market share and revenue - as well as providing a launching pad for Immediatek’s other products.
DiscLive provides a very unique and exciting service in both the wholesale and retail markets. The Company’s clients are typically recording artists, managers and labels, and more recently, venues. The Company provides, on a large scale, the instant recording of live events made available to attendees immediately succeeding an event. The Company makes this possible through its custom mobile recording and manufacturing facilities procured in the acquisition of DiscLive and the asset purchase of Moving Records. The mobile recording and duplication units are comprised of proprietary software, custom-designed hardware, intellectual property, and trade secrets, which have enabled DiscLive to become the first company to successfully implement such a product on a broad scale. In connection with the on-site sales opportunities, there are extensions to the base distribution model in which many more opportunities to grow exist. Such as offering content on the

Internet, via USB key chain devices, and popular player devices such as Apple’s iPod.
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
At September 30, 2005, the Company had $8,312 of current assets and $1,581,617 of current liabilities or negative working capital of $1,573,305 of negative working capital.
The Company used $219,578 in cash for operating activities for the nine months ending September 30, 2005 compared to $1,079,410 for the same period in 2004. The Company financed operations through proceeds from notes payable of $552,000.
The Company currently has $18,000 of notes payable due immediately and $410,000 due on November 2, 2005.
The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company or to pay the notes currently due. The Company has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Zach Blair, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Blair, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
There are currently no material legal proceedings pending.
Item 2. Changes in Securities and Use of Proceeds
On September 15, 2005 and September 23, 2005, the Company issued 5,775,000 shares and 600,000 shares, respectively of its $0.001 par value common stock to key employees of the Company for valued at $115,000 and $12,000, respectively.
There were no other issuances of common stock during the nine months ended September 30, 2005.
On September 15, 2005, the Company issued 1,650,000 shares of its $0.001 par value preferred stock to a key employee in lieu of a note payment valued at $33,000.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
During the quarter ended September 30, 2005, no matters were submitted to the Company’s security holders.
ITEM 5. Other Information
None.
ITEM 6. Exhibits and Reports on Form 8-K
Exhibits
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.
(Registrant)

Dated: November 2, 2005	By:	/s/ Zach Bair

Zach Bair
Chairman of the Board
Chief Executive and Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

IMMEDIATEK, INC.

Date: November 2, 2005	By:	/s/ Zach Bair

Zach Bair
Chief Executive and Financial Officer