Form 10KSB
period 2005-12-31
IMMEDIATEK INC
filed 2006-05-11
CIK 1084182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-26073
Immediatek, Inc.
(Name of small business issuer in its charter)

Nevada	86-0881193
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10488 Brockwood Road, Dallas, Texas	75238

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (972)852-2876

Securities registered under Section 12(b) of the Exchange Act:
Title of each class: None
Name of each exchange on which registered: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001

(Title of class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $140,912.
     The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common stock on May 1, 2006, was $1,516,775.
     As of December 31, 2005, the issuer had 38,769,655 shares of common stock outstanding. As of May 1, 2006, the issuer had 32,394,655 shares of common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CONTENTS

PAGE
PART I

Item 1. Description of Business	5
Item 2. Description of Property	21
Item 3. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	21

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	22
Item 6. Management’s Discussion and Analysis or Plan of Operation	23
Item 7. Financial Statements	25
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 8A. Controls and Procedures	29
Item 8B. Other Information	29

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	28
Item 10. Executive Compensation	29
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 12. Certain Relationships and Related Transactions	31
Item 13. Exhibits	31
Item 14. Principal Accountant Fees and Services	32

SIGNATURES	33
Articles of Incorporation
Bylaws
Form of Common Stock Certificate
Warrant to Purchase Common Stock
Warrant to Purchase Common Stock
Warrant to Purchase Common Stock
Warrant to Purchase Common Stock
Form of Secured Convertible Promissory Notes
Unlimited Guaranty
Collateral Assignment and Security Agreement
Asset Purchase Agreement
First Amendment to Asset Purchase Agreement
Non-Qualified Stock Option Agreement
Agreement, Settlement and Release
First Amendment to Agreement, Settlement and Release
Agreement, Settlement and Release
First Amendment to Agreement, Settlement and Release
Form of Note Conversion Agreement
Form of First Amendment to Note Conversion Agreement, Release and Waiver
Amended and Restated Consolidated Secured Convertible Promissory Note
Waiver and Release
Form of Agreement of Waiver
Agreement of Waiver
Agreement of Waiver
Subsidiaries
Certification of CEO and CFO Pursuant to Rule 13a-14(a)
Certification Required by 18 U.S.C. Section 1350
 i

PART I
Forlward-Looking Statements
     This annual report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB are forward-looking statements, including, without limitation, the statements under “Item 1. Description of Business” and “Item 6. Management’s Discussion and Analysis or Plan of Operation” and located elsewhere herein regarding the financial position and liquidity of the Company (defined below). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”), are disclosed in this annual report on Form 10-KSB, including, without limitation, in conjunction with the forward-looking statements and under the caption “Risk Factors.” In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to, inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.
     This annual report on Form 10-KSB contains registered trademarks and servicemarks owned or licensed by companies other than us, including, but not limited to, iPod®.
ITEM 1. DESCRIPTION OF BUSINESS.
     Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or Immediatek, and its subsidiaries, including DiscLive, Inc., or DiscLive, collectively.
General
     Immediatek, through its operating subsidiary, DiscLive, records live content, such as concerts and conferences, and makes the recorded content available for sale to attendees within fifteen minutes after the conclusion of the live event. The recorded content is also made available for sale on our website, www.disclive.com.
     DiscLive has recorded live events for Billy Idol, Jefferson Starship, the Pixies, The Fixx, George Clinton (DVD), Vertical Horizon to name a few. During 2005, we recorded 51 live events and sold, or delivered under contract, approximately 10,000 recordings of those events.
     Our principal executive offices are located at 10488 Brockwood Road, Dallas, Texas 75238, telephone number (972) 852-2876, and our website address is www.immediatek.com.

Recent Developments
     Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2005. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to, and the existence of, the explanatory paragraph may adversely affect our relationships with customers and suppliers and have an adverse effect on our ability to obtain financing.
     We currently do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.
     The Company has recently entered into a stock purchase transaction that will, if closed, bring significant working capital to the Company. The Company obtained the written consent of stockholders holding 16,556,712 shares, representing 51.1% of our issued and outstanding shares of common stock (the “Common Stock”) on March 3, 2006, the record date for obtaining consents authorizing the transaction. There can be no assurance that we will be successful in closing the transaction. A detailed discussion of the transaction appears below.
     Pending Stock Purchase Transaction with Radical Holdings LP and Resulting Change of Control
     On January 24, 2006, a Securities Purchase Agreement was executed between us and Radical Holdings LP, or Radical. The Securities Purchase Agreement was subsequently amended by the First Amendment to Securities Purchase Agreement, which was executed by the parties on March 3, 2006. In accordance with the terms, and subject to the conditions, of the Securities Purchase Agreement, as amended, Radical is purchasing 4,392,286 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible into that aggregate number of full shares of common stock representing 95% of the total common stock outstanding after giving effect to the conversion. Upon the purchase of the Series A Convertible Preferred Stock of the Company by Radical pursuant to the Securities Purchase Agreement, as amended, a change in control of the Company will occur, as Radical will beneficially own 95% of the outstanding securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.
     As a condition to closing the Stock Purchase Agreement we will be amending our Articles of Incorporation as follows:
     1. An amendment to effectuate a one hundred (100) for one (1) reverse stock split. This reverse stock split will not change the capital structure of the Company;
     2. An amendment to remove preemptive rights of stockholders; and
     3. An amendment that authorizes the board of directors to designate the series and to determine the attributes and preferences of each issue of preferred stock.
     The Securities Purchase Agreement, as amended, and the amendments to our Articles of Incorporation were previously approved and recommended for stockholder approval by the unanimous written consent of the Board of Directors on March 3, 2006. A written consent approving the Securities Purchase Agreement, as amended, and the amendments to our Articles of Incorporation was executed by stockholders representing 51.1% of our issued and outstanding common stock on March 3, 2006, as well.

     Purpose of Stock Purchase Transaction
     The Company has certain business prospects primarily through its subsidiary, DiscLive, which is an enterprise primarily engaged in the business of recording live performances by music artists. Music artists’ contract with DiscLive to record live events and DiscLive produces compact discs of the concert to sell to concert goers as they leave the concert or on the internet after the concert. During the coming fiscal year, DiscLive plans to expand its services to a number of musical artists and, thereby, increase live recordings and CD sales. However, the Company does not presently have sufficient capital to pay its current obligations or implement its business plan. By consummating the Securities Purchase Agreement with Radical, the Company will receive $3,000,000 in equity capital from the purchase by Radical of 4,392,286 shares of the Company’s authorized preferred stock.
     In the initial discussions of a potential transaction, Radical and the Company, on an arms-length basis, negotiated a $3.0 million total purchase price for 95% of the Company. The parties explored various structures to accomplish this, including a tender offer and reverse merger. Prior to the execution of the Securities Purchase Agreement, the Company had severely limited its operations due to the lack of adequate operating funds and it had no other firm offers to provide those necessary funds. In order to provide the Company with funds to continue its operations, which was determined to be of paramount importance, Radical and the Company structured the transaction as a stock purchase transaction, whereby Radical would purchase the Series A Convertible Preferred Stock of the Company. The per share purchase price was determined by dividing the total purchase price by a number of shares of Series A Convertible Preferred Stock that are convertible into shares of common stock representing 95% of the Company after giving effect to their conversion. Therefore, the per share purchase price bears no relationship to the market price of the common stock or market capitalization of the Company.
     The high and low sales price for the Company’s common stock on the date the Securities Purchase Agreement was executed was $0.03 per share, resulting in a market capitalization of the Company of $954,241. If the transaction was a sale of all of the interests or assets of the Company to Radical, the aggregate purchase price being paid by Radical would represent a value more than three times the market capitalization of the Company on the date the Securities Purchase Agreement was executed. The Series A Convertible Preferred Stock is convertible into that aggregate number of full shares of the Company representing 95% of the total voting power of all outstanding shares of capital stock, which represents 19 times the 492,002 shares of common stock estimated to be outstanding on a fully-diluted basis after giving effect to the 100-for-1 reverse stock split.
     Our Board of Directors, in its best business judgment, believed that, given the precarious financial condition of the Company, the fact that the total purchase price was the highest Radical was willing offer, that the Company had no other firm offers for financing and that the total purchase price is more than three time the market capitalization of the Company on the date the Securities Purchase Agreement was executed, the purchase price is fair and reasonable.
     Although this transaction will create significant working capital for the Company and enable the Company to satisfy its outstanding accounts payable, liabilities and obligations, there are still risks associated with this transaction. There is no guaranty that this transaction will be consummated or, if consummated, that the resulting infusion of capital will permit the Company’s business plan and expansion to be successful.
Background
     Immediatek was formerly named ModernGroove Entertainment, Inc. On November 23, 2002, ModernGroove Entertainment, Inc., a Nevada corporation and an OTCBB-listed company, entered into a merger agreement with Immediatek, Inc., a private company duly incorporated in accordance with the laws of the State of Texas. Immediatek, a privately owned company, was founded in 2001 by Zach Bair, our Chief Executive Officer. On December 9, 2002, ModernGroove Entertainment, Inc. changed its name to Immediatek, Inc.
     On February 27, 2003, Immediatek acquired the key assets of LCD Interactive, Inc., a private corporation (“LCD”) that had developed breakthrough CD burning software which would form the basis of ITEK’s business model going forward. Prior to the acquisition, ITEK had formed a strategic alliance with LCD d/b/a TwoBigToes, to exclusively market and develop the CD burning software. Acquisition of LCD’s assets, including the CD burning software and LCD’s flagship website, www.TwoBigToes.com, was accomplished through a stock transaction whereby the shareholders of LCD, were issued 6,980,000 restricted shares in Immediatek.
     DiscLive
     In April 2004, we acquired all the issued and outstanding shares of DiscLive, Inc., a Delaware corporation. The acquisition of DiscLive was accomplished through a stock for stock transaction whereby the stockholders of DiscLive acquired 1,666,667 shares of our common stock and we acquired all the issued and outstanding shares of DiscLive. DiscLive is now a wholly owned subsidiary of Immediatek.
     DiscLive is an enterprise primarily engaged in the business of recording live performances by music artists who contract with DiscLive to produce compact discs of the concert to sell to concert goers as they leave the concert. This is accomplished through on site mobile manufacturing facilities, which are capable of producing up to approximately 800 CD’s within 15 minutes of the concert’s ending. The CD’s are also sold through our web site to potential customers who did not attend the concert. The CD’s can also be manufactured using our NetBurn Secure™ Technology.
     Copy Control Technology – NetBurn Secure™
     Immediatek has licensed the MediaMax CD-3 technology from SunnComm Technologies and has embedded SunnComm’s technology into NetBurn™. The resultant product is called NetBurn Secure™.
     NetBurn allows an end user to download and burn music using the Internet or a music CD burning kiosk to burn digital media directly to a burnable CD without infringing the legal copyrights of the publishers and artists. The Company believes that NetBurn has completed its development stage and is now a proven technology. NetBurn Secure, Immediatek’s latest variant of the software, creates copy controlled burned CDs, so that once the CD is burned it is copy controlled and can thereby limit how many copies, if any at all, are permitted to be made from the burned CD.
Risk Factors
     Our failure to close the transaction evidenced by the Securities Purchase Agreement will have a material adverse effect upon our business and financial condition. Management is making every attempt to close the transaction whereby we will sell our Series A Convertible Preferred Stock for an aggregate purchase price of $3.0 million to Radical. There can be no assurance, however, that we can complete this transaction. If we don’t complete this transaction, we will not have the funds necessary to continue our operations and will have to look elsewhere to obtain those funds and such funds may not be available.
     Our Articles of Incorporation provide stockholders with preemptive rights, and we have issued shares of our common stock that trigger those rights without giving notice to those stockholders. Our stockholders currently possess preemptive rights with respect to shares of our common stock that we issue for cash. In the past, we have issued shares of our common stock for cash without giving notice to those stockholders. At some point, stockholders who possess these rights may exercise these rights, which would require us to issue additional shares of our common stock. We are able to determine the exercise price of the preemptive rights; however, at this time, we are unable to determine with certainty which of our stockholders possess preemptive rights with respect to prior issuances. As a result, we cannot determine the number of shares that may be purchased upon the exercise of existing preemptive rights. Any exercise of preemptive rights will likely be dilutive to those stockholders who do not possess those rights.
     We have determined that our fiscal year 2003 and 2004 audited financials and our quarterly reports for all three quarters of 2003, 2004 and 2005 need to be restated and stockholders should not rely on our prior financial statements. On March 3, 2006, the Board of Directors of Immediatek, Inc., or the Company, concluded that the Company will be required to restate its previously issued financial statements for the years ended December 31, 2003 and 2004 appearing in the Company’s Forms 10-KSB for the years ended December 31, 2003 and 2004, and the interim financial statements contained in Forms 10-QSB for the quarters ending in those years. In addition, the Board of Directors of the Company concluded that the Company will be required to restate is previously issued interim financial statements for the quarters ended March 31, June 30 and September 30 for the year ended December 31, 2005 appearing the Forms 10-QSB for those periods.
     The conclusions of our Board of Directors were based upon the following:
Year Ending December 31, 2003:
     Upon an analysis of the value of services and the current market value of our common stock at the time of issue, we determined, pursuant to FAS 123, the greater of the two to be the fair market value to be the fair market value of the underlying shares and, therefore, expensed all compensatory issuances during the quarter ended March 31, 2003, at the fair market value of the underlying shares. Subsequent to this determination, additional consideration was given to a revaluation based upon an appraisal prepared by an independent third-party. As a result, there is a material adjustment to the original expense reported on the Company Form 10-QSB for the period ended March 31, 2003. This restatement is estimated to reduce the overall net loss for the year ended December 31, 2003, by approximately $2.1 million, and the impact on the loss per share is estimated to a decrease of $0.12 per share, or $(0.05) per share restated compared to $(0.17) per share originally reported.
     Years Ending December 31, 2004 and 2005:
     It has come to the attention of the Company through an independent due diligence process that previous grants of options and warrants by the Company has not been properly disclosed during the year ended December 31, 2004 and the quarter ended June 30, 2005.
     In light of these restatements, our prior financial statements for the periods described above should no longer be relied upon.
     Based upon discoveries made by us, we have decided to restate our financial statements for the years ending December 31, 2003 and 2004 and for the interim periods of 2005. As a result, we may be subject to inquiry or investigation by governmental authorities, including the Securities and Exchange Commission. In the event that we are subject to an inquiry or investigation, we will fully cooperate with that inquiry or investigation. An inquiry or investigation could result in substantial costs and divert management attention and resources from our business, which could adversely affect our business and financial condition.
     Further, in the past, private securities class action litigation has been brought against companies after certain events, including restatement of financial results. Due to the restatement of our financial results, we may become subject to litigation. This litigation could result in substantial costs and divert management attention and resources from our business, which could adversely affect our business and financial condition.
     Our failure to properly report payroll taxes has created a material liability, including resulting penalties and interest. We have discovered that we have not properly reported payroll taxes for the last three fiscal years. We have filed amended returns with the Internal Revenue Service to rectify this situation and intend to cooperate with the Internal Revenue Service in that regard. No assurance can be given, however, that this matter can be timely resolved or without further increases in liability. As of December 31, 2005, we estimate that our payroll tax liability, including penalties and interest, is approximately $383,000, which we have recorded on our balance sheet for the year ended December 31, 2005.
     Further, as a result of our failure to report these amounts correctly, we may become the subject of an audit by the Internal Revenue Service. An audit could result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
     Our failure to properly pay sales taxes in states where are products are sold has created a material liability. We have discovered that we have not properly reported sales taxes in certain states where we sold our products during fiscal years 2004 and 2005. We are endeavoring to satisfy these obligations to the extent we deem appropriate and file appropriate returns. No assurances can be given, however, that we will be able to timely resolve this matter or without further increases in liability. As of December 31, 2005, we estimate that our sales tax liability, including penalties and interest, is approximately $61,000, which we have recorded on our balance sheet for the year ended December 31, 2005.
     Further, as a result of our attempts to satisfy these amounts, we may become the subject of an audit by certain states. An audit could result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
     Our limited operating history makes our potential difficult to assess. The Company has a limited operating history. Stockholders and prospective stockholders should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will operate.
     Our business is not completely unique and although we believe there are significant portions of that business which are proprietary to the Company, the potential for additional competitors is high. The degree of competition, general economic conditions, and regulation also can affect the commercial viability of the Company’s business. None of these factors can be predicted with any certainty. Therefore, there is a substantial risk that some or all of the Company’s projects will not be commercially successful, resulting in loss and anticipated profits not being realized.
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
     We currently have several U.S. patents pending, and there can be no assurance that our patent applications will be granted. Further, there can be no assurance that our technologies will be accepted in the marketplace. In addition, different technologies owned by others could arise that would be superior or more marketable than ours. See – “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Or Labor Contracts.”
     Our marketing success depends upon our pricing and product innovation. In general, the markets in which the Company competes are characterized by ease of use, price, quality, as well as developed distribution channels and contractor and customer relationships. The Company may not always be able to respond to lower prices being offered or to new product innovations to be competitive as this industry changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the evident trend of companies from many industries offering products over the Internet.
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
     We are uncertain about market acceptance. The sale and use of the Company’s existing products depends not only on the price and quality of these products but also on the general music industry. Whether or not the Company’s existing products, technological superiority, quality and pricing warrant the demand necessary to achieve widespread customer acceptance is uncertain. Lack of customer acceptance of the Company’s products will have an adverse effect on the Company.
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
     Our company represents an extremely high degree of business risk. The Company is a fairly new enterprise which is in the process of marketing certain unique products to the music industry and to music fans themselves. The Company may encounter unusual or unexpected problems which it may or may not be successful in resolving. Failure to resolve any such problems could cause the Company to spend significant capital to resolve such problems or cause the Company’s revenues to decrease substantially. Either one or both these events could case the Company to cease operations resulting in investors in the Company loosing all or a portion of their investment.
     Government regulation may affect our business. Laws and regulations may be passed in respect to the online music industry which could adversely affect the growth of this market, which could in turn decrease the demand for the Company’s products or could otherwise have a material adverse effect on its business, financial condition and operating results.
     We are dependent on single business and we lack diversification in our business products. The Company is engaged solely in the business of the marketing of its DiscLive services and has no current plans to enter into any other business opportunities. As a result, the financial success of the Company is completely dependent upon the Company’s ability to successfully market its DiscLive services to potential customers, the success of its business strategy and the continued existence/viability of said products. Management does not believe that its business can be readily adapted to other businesses without significant cost and expense and there can be no assurance that the Company would be successful in locating or operating any alternative business or that it will have sufficient financial resources to implement any significant change in its business.
     We will encounter substantial risks associated with acquisitions. If appropriate opportunities present themselves, the Company may acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its operations and/or future customer base. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

     We also expect to experience increased competition from new entrants into the market. We may be unable to compete with large music companies, including the music divisions of large international firms. This increased competition may result in pricing pressures, loss of market share or loss of clients, any of which could have an adverse effect on our business, financial condition, operating results and cash flows.
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
Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Or Labor Contracts.
     The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees and any future consultants. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s proprietary information without authorization or to develop similar technology independently. The Company has several patents regarding its technology and has applied for several patents regarding its software technology. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the software business may be uncertain, and no assurance can be given as to the future viability or value of any of the Company’s proprietary rights. This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company’s business, results of operations and financial condition.
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

Impact On Environmental Laws
     The Company is not aware of any federal, state or local environmental laws that would effect its operations.
Employees
     The Company currently has four full time employees and one part-time employee.
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
ITEM 2. DESCRIPTION OF PROPERTY.
     The Company’s corporate headquarters are located at 10488 Brockwood Road, Dallas, Texas 75238. We sublease approximately 4800 square feet of office space at a rent of $2,000 per month. Our lease expires in February 2007. There is significant office space at competitive prices available to us in the same geographical location as its current office.
ITEM 3. LEGAL PROCEEDINGS.
There are no material legal proceedings ongoing at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted for stockholder approval in fiscal year 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Information
     As of May 1, 2006, we had approximately 286 record holders of our common stock, and a total of 32,394,655 shares of our common stock were outstanding. Our common stock is currently being quoted on the OTC Bulletin Board under the symbol “ITEKE.” A limited market exists for the trading of the Company’s common stock. The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2004	HIGH	LOW
Quarter Ended March 31, 2004	0.06	0.04
Quarter Ended June 30, 2004	0.05	0.01
Quarter Ended September 30, 2004	0.09	0.01
Quarter Ended December 31, 2004	0.09	0.01

Fiscal 2005	HIGH	LOW
Quarter Ended March 31, 2005	0.25	0.12
Quarter Ended June 30, 2005	0.15	0.07
Quarter Ended September 30, 2005	0.05	0.01
Quarter Ended December 31, 2005	0.10	0.01
Holders
     The approximate number of holders of record of common stock as of May 1, 2006 was 286.
Dividends
     Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.
Unregistered Sale of Equity Securities
     On February 28, 2005, the Company entered into an “Asset Purchase Agreement” with Moving Records, LLC, (“MR”) a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired equipment valued at $288,998, intellectual property valued at $125,000 and agreed to assume a total of $138,606 in debt from MR under separate promissory note and $13,973 in accounts payable, in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock. The fair value of the Company’s common stock on the date of the agreement was $450,000.
     On March 4, 2005, the Company issued 64,000 shares of its $0.001 par value common stock for consulting services valued at $7,680.

     On July 6, 2005, the Company issued 50,000 shares of its $0.001 par value common stock for consulting services valued at $2,500, the fair market value of the underlying shares.
     On September 15, 2005 and September 23, 2005, the Company issued 5,775,000 shares and 600,000 shares, respectively of its $0.001 par value common stock to key employees of the Company valued at $115,500 and $12,000, respectively.
     On May 6, 2005, the Company entered into a consulting agreement with an individual. The Company granted 650,000 stock options to vest over a period of thirty-six months as consideration for the services performed. The options expire on May 6, 2008.
     The foregoing issuances of securities were issued by the Company in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as transactions not constituting a public offering of securities.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Overview
     Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or ITEK, and its subsidiaries, including DiscLive, Inc., or DiscLive, collectively.
     The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes accompanying those financial statements, which are included in this Annual Report on Form 10-KSB. MD&A includes the following sections:
•	Our Business – a general description of our business; our objectives, our areas of focus; and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review – an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
Our Business
     General
     ITEK, through its operating subsidiary, DiscLive, records live content, such as concerts and conferences, and makes the recorded content available for sale to attendees within fifteen minutes after the conclusion of the live event. The recorded content is also made available for sale on our website, www.disclive.com. The content is delivered primarily via CD or DVD. Additionally, in November 2005, we made recorded content available for download via iPod® at The Hollywood Reporter/Billboard Film & TV Music Conference. We anticipate making this method of delivery available at many of the events we record going forward.
     DiscLive has recorded live events for Billy Idol, Jefferson Starship, the Pixies, The Fixx, George Clinton (DVD) and Vertical Horizon to name a few. During 2005, we recorded 51 live events and sold, or delivered under contract, approximately 10,000 recordings of those events.

     History of Operating Losses
     We incurred a net loss of $1.9 million and $3.9 million and used cash in operations of $0.4 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively. In addition, we are highly leveraged. At December 31, 2005, our current liabilities exceeded current assets by $2.2 million and our stockholders’ deficit was $2.0 million. Our existence and operations are dependent upon our ability to obtain the necessary capital, primarily through the issuance of additional equity. See “Recent Developments and Change in Control” below.
     The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2005 and 2004, include an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
     We have funded our operations during fiscal year 2005 for the most part by incurring indebtedness. During the fiscal year ended December 31, 2005, we raised $688,449 in short-term debt to cover operations and repay indebtedness.
     Recent Developments and Change in Control
     On January 24, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with Radical Holdings LP, or Radical, which was subsequently amended on March 3, 2006. Upon the satisfaction of conditions precedent contained in the Purchase Agreement, Radical will purchase 4,392,286 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible, at the option of, and at any time by, Radical, into that number of full shares of our common stock representing 95% of our outstanding common stock after giving effect to the conversion. Upon the purchase of the Series A Convertible Preferred Stock of the Company by Radical pursuant to the Purchase Agreement, as amended, a change in control of the Company will occur, as Radical will beneficially own 95% of the outstanding securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.
     Our Objectives
     Our objective is to utilize our current assets – brand name, unique concept, trade secrets, intellectual property and people – to increase live recordings and sales of those recordings. Our vision to achieve that objective includes:
•	Increase in Recordings: Market and expand our services to a number of live events in order to increase the sales of our product. If the transaction evidenced by the Purchase Agreement is consummated, management will be able to devote its time to this endeavor instead of securing capital to continue operations.

•	Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently.
     Areas of Focus
     Closing the Transaction Evidenced by the Purchase Agreement. Our primary focus at this time is to close the transaction evidenced by the Purchase Agreement because that will provide us with vital operating funds required to continue operations and repay our outstanding liabilities. There are conditions that must be satisfied by us prior the closing of that transaction, including, among others, amending our articles of incorporation, and our management has been diligently working to satisfy those conditions.
     Revitalizing the Company. We are focused on revitalizing the Company using the proceeds from the sale of the Series A Convertible Preferred Stock. In anticipation of receipt of those funds, we have hired three new employees, one in sales, one in accounting and one for customer assistance and general matters. With these new employees, we believe that we will have the necessary people to support and manage our operations. Further, utilizing the proceeds from the sale of the Series A Convertible Preferred Stock to repay all of our outstanding liabilities, which is required by the Purchase Agreement, we believe that we will have better relationships with vendors and more creditability with customers.
     Realizing on Our Business Plan and Potential. Upon receipt of the proceeds from the sale of the Series A Convertible Preferred Stock, our management will be able to direct substantially all of its attention to implementing the business plan and operations rather than attempts to secure additional funding to continue operations. We further believe that our existing employees, together with our new employees, will allow us to better market our products, expend more time analyzing and procuring contracts to record live events and better manage costs and assets in performing under those contracts.
     Challenges and Risks
     Operating in this industry provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management.
     Closing the Transaction Evidenced by the Purchase Agreement. Management is making every attempt to close the transaction whereby we will sell our Series A Convertible Preferred Stock for an aggregate purchase price of $3.0 million to Radical. There can be no assurance, however, that we can complete this transaction. If we don’t complete this transaction, we will not have the funds necessary to continue our operations and will have to look elsewhere to obtain those funds and such funds may not be available.
     Utilizing the new funds, if obtained, in a manner that is accretive. If we do not manage our assets aggressively and apply the additional capital, if received, judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
     Obtaining Contracts to Record Live Content that are Profitable. While obtaining contracts to record live events creates challenges in itself, our ability to obtain contracts to record live events that generate sufficient sales of our products is even more challenging. Prior to entering into recording contracts, we perform an analysis of the costs to be incurred and the amount of our product that we estimate will be sold. These analyses contain many assumptions, many of which are beyond our control. If our analysis of a number of recording contracts proves to be incorrect, we will not generate sufficient cash from our operating activities to sustain operations and, therefore, will require additional funding to continue our business.
     Competing with a Substantial Competitor. Our major competitor, Instant Live, which is a division of Live Nation, formerly a part of Clear Channel Entertainment, Inc., has substantial more resources than us, both financially and in the industry. According to Live Nation, for the year ended December 31, 2005, it promoted, produced or hosted over 29,500 events, including music concerts, theatrical performances, specialized motor sports and other events, with total attendance nearing 60 million, and as of December 31, 2005, it owned or operated 119 venues, consisting of 77 domestic and 42 international venues, which include 37 amphitheaters, 61 theaters, 15 clubs, four arenas and two festival sites. As a result of Live Nation’s ownership of the venues and production of the events, we believe that Instant Live has a substantial competitive position to us in obtaining live event recording contracts.
     Maintaining a Quality Product. The “live disc” space is a new business. In early 2004 the speed of CD duplicators increased to a point to improve scalability. The Company has transitioned to multi-track recording, to provide a better audio product.
     Additionally, see “Risk Factors” in Part I of this Annual Report on Form 10-KSB concerning risks and uncertainties facing us.
     Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.

Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions that the amounts reported in the consolidated financial statements and in the notes accompanying the financial statements. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Non-Current Assets; The Company has certain non-current assets, including goodwill and tangible fixed assets. Management considers the life of goodwill on an annual basis and is assessed for recoverability if events occur that provide indications of impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically its value in use. If the value in use of a non-current asset were determined to be less than its carrying value, an impairment would be charged to the Income Statement.

•	Revenue Recognition; The Company recognizes revenues, net of sales tax and including shipping and handling charges billed to customers, upon shipment of goods to customers.
     While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements commencing on page F-7.
     Recent Accounting Standards and Pronouncements
     Refer to Note 2 of the Consolidated Financial Statements appearing on page F-7 for a discussion of recent accounting standards and pronouncements.
Operations Review
     The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     Revenues. For the year ended December 31, 2005, revenue was $140,912, compared to $1,098,680 for the year ended December 31, 2004, or a decrease of $957,768. The decrease in revenue was due to the conclusion of the contract to record the Pixies, which was our largest live content recording contract to date.
     We expect revenues for the year ended December 31, 2006, to increase from the year ended December 31, 2005, as we ramp up our operations, which were limited in fiscal 2005 due to the lack of necessary operating funds.
     Cost of Sales. For the year ended December 31, 2005, cost of sales was $153,228, compared to $919,295 for the year ended December 31, 2004, or a decrease of $766,067. The decrease in cost of sales is attributable to decrease in products sold, in fiscal 2005 compared to fiscal 2004. Further, as a result of the decrease in sales in year 2005, our profit margins decreased due the decrease in the volume of products sold.
     Consulting Fees. For the year ended December 31, 2005, consulting service expenses were $206,514 as compared to $1,251,244 for the year ended December 31, 2004. This decrease in consulting service expense was attributable to limited working capital as a result in a downturn in revenue and a decrease in the amount of stock based compensation.
     During the year ended December 31, 2006, we expect to have minimal or no consulting expense as we have terminated all of our consultants. We may be required to retain a consultant to review and implement internal controls required by the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. The Securities and Exchange Commission, however, is considering relief under this requirement for small business issuers, but has not published its conclusions as of yet. As a result, we are unable to determine what costs will be required to be incurred in order to meet these requirements.

     Depreciation Expense. Depreciation expense decreased $12,436 from the prior year ended December 31, 2004. This decrease in depreciation expense resulted in declines in capital expenditures for the current year. We anticipate depreciation expense will decrease in year 2006 due to the write-off of $939,454 of our assets based upon evaluation that the value of these assets will not be recovered.
     General and Administrative Expense. For the year ended December 31, 2005, general and administrative expenses were $323,465, as compared to $1,768,327 for the year ended December 31, 2004. This decrease is attributable to a decrease in business activity for the current year and limited working capital in 2005.
     We anticipate general and administrative expense will increase in year 2006 due the new office space we leased in 2006 at a rate of $2,000 per month, the increase in the number of total employees from two to five and costs of new procedures and policies, which are being implemented to assist us in operating more efficiently and may be required by Sarbanes-Oxley.
     Professional Fees. Professional fees were $153,309 for the year ended December 31, 2005, as compared to $284,183 for the year ended December 31, 2004. This decrease resulted from a decrease in business activity for the current year and limited working capital in 2005.
     We anticipate that professional fees for year 2006 will increase. These increases will be attributable to the transaction with Radical, increases in audit fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we ramp up our operations. We anticipate that these increases will be partially offset by decreases in accounting and book-keeping fees, as we have hired an employee to perform this function.
     Sales and Marketing Expenses. For the year ended December 31, 2005, sales and marketing expenses were $5,960, as compared to $89,943 for the year ended December 31, 2004. This decrease is attributable to the lack of funds to operate our business during year 2005. We expect that these expenses will increase slightly during year 2006 as we ramp our business operations.
     Research and Development. No research and development expense was incurred in the year ended December 31, 2005, as compared to $50,605 in the year ended December 31, 2004. This decrease is due to our focus on operations of the live CD business through the existing infrastructure without no new research and development for the current year We do not expect to incur any research and development expense in year 2006.
     Salaries and Wages. Salaries and wages for the year ended December 31, 2005, were $144,440, as compared to $465,611 for the year ended December 31, 2004. This decrease is attributable to the resignation of several employees during the second half of 2004. We expect to incur additional salary and wage expense during year 2006 as we ramp up our operations and perform under more contracts to record live content.
     Salary and wage expenses will increase by approximately $220,000 during year 2006 due the employment agreements that entered into by and between DiscLive and Zach Bair and Paul Marin, which is a condition under the Purchase Agreement, and the addition of three new employees. Other than the foregoing, we do not expect any further increases in salary and wage expense during year 2006.
     Other Income (Expense). Other Expense of $75,784 for the year ended December 31, 2005, consisted primarily of interest expense of $83,418, which was offset by $7,634 of forgiveness of debt.
     Income Taxes. There was no federal income tax expense for the years ended December 31, 2005 and 2004 due a net loss in each period.

Liquidity and Capital Resources and Financial Position
     Our cash and cash equivalents were at a deficit of $2,951 at December 31, 2005, as compared to $21,550 at December 31, 2004. The decrease in cash and cash equivalents is due to the fact that cash provided by operating and financing activities was not sufficient to support cash used in operating and investing activities. Due to the shortfall in cash generated from operating activities, we had to borrow $688,449 and limit our operations in 2005.
     As a result of our inability to generate sufficient cash from operating activities at this time to sustain our operations, additional financing is required. In that regard, we entered into the Purchase Agreement with Radical, which will provide us with $3.0 million of funds upon the sale of the Series A Convertible Preferred Stock in accordance with, and subject to, the terms of the Purchase Agreement. The proceeds are required to be used to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of our liabilities, we estimate that we will have $750,000 of operating funds, which we anticipate will sustain our operations for fiscal year 2006. At the end of fiscal year 2006, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. No assurance can be given, however, that the sale of the Series A Convertible Preferred Stock will occur or that we will be able to obtain any funds when and if needed.
     Operating Activities. Cash used in operating activities was $360,104 and $1,417,558 for the fiscal year ended December 31, 2005 2004, respectively. The decrease resulted primarily from a decrease in shares issued for consulting services.
     Investing Activities. Cash used in investing activities was $13,646 for the year ended December 31, 2005 and $10,877 for the year ended December 31, 2004. Purchases of fixed assets decreased by $17,893 but were offset by cash received from an acquisition in the amount of $20,662 in 2004.
     Financing Activities. Cash from financing activities was $352,200 for the year ended December 31, 2005 and $1,331,423 for the year ended December 31, 2004. The decrease resulted primarily from the private placement we conducted in 2004, which was offset by $688,449 of borrowings by us in 2005.
     Indebtedness
     We have no long-term debt, but have significant short-term debt. As a result, we are highly leveraged. At December 31, 2005, our current liabilities exceeded our current assets by $2.2 million and our stockholders’ deficit was $ 2.0 million. The following table is a summary of our short-term debt as of December 31, 2005.

	Balance at
Short-Term Debt	December 31, 2005 (1)
Secured Convertible Promissory Notes, dated November 29, 2004, bearing interest at 10% per annum	$580,249	(2)
Secured Promissory Note, dated April 8, 2005, bearing interest at 10% per annum	$425,000	(3)
Promissory Note in favor of Chief Executive Officer, bearing no interest	$43,000
Secured Promissory Note in favor of Community Bank, bearing interest at 7% per annum	$18,606	(4)
Promissory Note, dated Feb. 28th, 2005, bearing interest at 7% per annum	$100,000
Promissory Note, dated Sept. 9th, 2004, bearing no interest	$5,000

Total Short-Term Debt	$1,171,855

(1)	Except as otherwise described in the following footnotes, we are required to use the proceeds from the sale of the Series A Convertible Preferred Stock to repay all amounts outstanding under this short-term indebtedness after giving effect to the conversion of indebtedness to our common stock as described in the following footnotes.

(2)	The holders of these notes have agreed to convert $525,500 aggregate principal amount into shares of our common stock at $12.50 per share (post-100-for-1 reverse stock split) immediately prior to sale of the Series A Convertible Preferred Stock and to waive all accrued but unpaid interest on those notes at conversion.

(3)	The holder of this note has agreed to waive the payment of all accrued but unpaid interest on this note upon payment in full of the outstanding principal amount of the note.

(4)	This note was repaid in full in March 2006 with the proceeds from a loan to us made to us by Radical.
     Accounts Payable
     At December 31, 2005, we had $488,512 of accounts payable outstanding, 91% of which had ages over 90 days. See “Liquidity” below. The proceeds from the sale of the Series A Convertible Preferred Stock under the Purchase Agreement are required to be utilized to satisfy all of our accounts payable.
     Contractual Obligations and Commercial Commitments
     The following table highlights, as of December 31, 2005, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Short-Term Debt (1)	$1,171,855	$1,171,855	—
Guaranty (2)	580,249	580,249	—

(1)	This short-term indebtedness is required to be paid with the proceeds from the sale of the Series A Convertible Preferred Stock pursuant to the Purchase Agreement.

(2)	This is a guaranty by DiscLive of the obligations under those certain notes, dated November 29, 2004.
     Liquidity
     We will require approximately $750,000 of funds to operate our business at the desired level during year 2006. We presently do not generate sufficient cash from operations to fund our operating activities and, until recently, limited operations to that which we deemed to be critical.
     Radical may, from time to time, in its sole discretion, prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock, loan funds to us to pay outstanding liabilities, accounts payable or other obligations and to provide necessary funds to operate our business. Any funds loaned to us are required:
     (i) to be applied in strict accordance with the uses approved by Radical;
     (ii) if the closing of the purchase and sale of the Series A Convertible Preferred Stock occurs, to be fully credited towards the aggregate purchase price of the Series A Convertible Preferred Stock; and
     (iii) if the Purchase Agreement is terminated for any reason whatsoever, to be repaid in full to Radical, without interest and without deduction thereon, within thirty (30) days following the date of the termination of the Purchase Agreement.
In the event that any funds loaned to us are not repaid pursuant to item (iii) immediately above, we will make in favor of Radical a non-interest bearing note in the aggregate amount loaned by Radical to us and grant Radical a security interest in all of our assets to secure the repayment of all the amounts due and payable under such note or notes. The note or notes shall have a term of ninety (90) days, and the note or notes and security agreement shall be in a form reasonably satisfactory to Radical. As of March 31, 2006, Radical has loaned us an aggregate of $287,000.
     We are relying on the consummation of the sale of the Series A Convertible Preferred Stock to provide us with the necessary funds to operate our business for year 2006. In the event that the sale does not occur, we will be required to seek alternative financing. Our ability to obtain financing outside of the sale of the Series A Convertible Preferred Stock depends on many factors, many of which are out of our control, such as the state of the capital markets, the market price for our common stock, and the prospects for our business. The necessary additional financing may not be available to us or may be available on adverse terms. Consequently, failure to consummate the sale of the Series A Convertible Preferred Stock or obtain alternative financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our operations is unavailable or insufficient, we may be unable to continue as a going concern.
ITEM 7. FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 8A. Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures have not been effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.
     On March 3, 2006 management and our Board of Directors concluded that we will be required to restate its previously issued financial statements for the years ended December 31, 2003 and 2004 appearing in our Forms 10-KSB for the years ended December 31, 2003 and 2004, and the interim financial statements contained in Forms 10-QSB for the quarters ending in those years. In addition, our Board of Directors concluded that we will be required to restate our previously issued interim financial statements for the quarters ended March 31, June 30 and September 30 for the year ended December 31, 2005 appearing the Forms 10-QSB for those periods.
     The conclusions of our Board of Directors were based upon the following:
Year Ending December 31, 2003:
     Upon an analysis of the value of services and the current market value of our common stock at the time of issue, we determined, pursuant to FAS 123, the greater of the two to be the fair market value to be the fair market value of the underlying shares and, therefore, expensed all compensatory issuances during the quarter ended March 31, 2003, at the fair market value of the underlying shares. Subsequent to this determination, additional consideration was given to a revaluation based upon an appraisal prepared by an independent third-party. As a result, there is a material adjustment to the original expense reported on the Company Form 10-QSB for the period ended March 31, 2003. This restatement is estimated to reduce the overall net loss for the year ended December 31, 2003, by approximately $2.1 million, and the impact on the loss per share is estimated to a decrease of $0.12 per share, or $(0.05) per share restated compared to $(0.17) per share originally reported.
Years Ending December 31, 2004 and 2005:
     It has come to the attention of the Company through an independent due diligence process that previous grants of options and warrants by the Company has not been properly disclosed during the year ended December 31, 2004 and the quarter ended June 30, 2005.
     We believe that we have implemented a better system of controls and review process by our management and accountants to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by our accountant so that they may alert management to any improper entries or issues that need to be resolved in accordance with proper generally accepted accounting principals (GAAP) accounting.
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Item 8B. Other Information
Preemptive Rights
     As part of our preparation for the Radical stock purchase, we have requested that our stockholders waive their preemptive rights which were granted them previously by a provision in our Articles of Incorporation. As of May 1, 2006, thirty four (34) of our stockholders holding approximately 80.2% of our common shares have executed the requested waiver including our Chief Executive Officer, Zach Bair and our Chief Operations Officer, Paul Marin. Provided, however, the waivers entered into by Messrs. Bair and Marin are subject to no other stockholders exercising their respective preemptive rights, and in the event that any stockholder exercises a preemptive right Messrs. Bair and Marin have an affirmative obligation to exercise the respective preemptive rights to the extent necessary to maintain their respective percentage ownership interest in the Company. Attached to this report are copies of the various form waiver agreements.
Note Conversion Agreement, Waiver and Release
     On or about January 9, 2006, four of our creditors, representing $1,004,249 of our indebtedness, have entered into Note Conversion Agreement, Waiver and Release agreements with us, which were subsequently amended on March 15, 2006. Pursuant to this agreement, these note holders have agreed to convert $525,000 aggregate principal amount evidenced by those notes into shares of our common stock at a conversion price of $0.125 per share (or $12.50 per share post-reverse split). Additionally, pursuant to these agreements, these note holders have agreed to waive any and all accrued but unpaid interest on these notes.
     A form of the Note Conversion Agreement is attached as an exhibit to this report.
     See “Certain Relationships and Related Transactions” for a description of certain other information applicable to this item.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.
     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:
MANAGEMENT

Name	Age	Position	Year First Elected/Appointed
Zach Bair	43	Chairman, Director and CEO	2002
Paul Marin	36	COO and Director	2003
     Zach Bair, Chairman and CEO – Bair has been a professional consultant in the IT industry since 1986, and in recent years gained local recognition for founding Richardson, Texas based software company PowerUp Networks. He is an expert in business process engineering through the use of technology and coined the term “Efficient Solutions Provider,” or “ESP.” Bair started PowerUp Networks in 2000. Before and during his tenure at Sabre, Inc., Bair conceived and authored what is now the flagship product of PowerUp Networks, “Rapid Network Deployment,” or RND. In terms of an agreement between Bair and Sabre, Sabre continues to use the product internally as “WARPED,” and Bair has the rights to develop the product for the broader marketplace. Bair funded this venture with a seed round of financing of $600,000 and then brought on Alan Shannon, formerly of Read-Rite Corporation, EDS and TI, as CEO, and Peter Donovan, formerly of Nortel, as Chief Marketing Officer. Kevin Clark was then enlisted as VP for

Development. In less than three months, the core PowerUp management team, led by Bair and Shannon, raised over $12 million in a Series B funding round.
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
     Paul Marin, COO & Director - In 1999, Mr. Marin founded and developed LCD Interactive, Inc., a software company specializing in CD burning technology. Mr. Marin raised private equity capital, filed patents, established corporate policies, negotiated stock purchase agreements, recruited the Board of Directors and secured over 300 license agreements from record labels from over 20 countries around the world. Prior to Mr. Marin’s founding of LCD Interactive, he advised on structuring mergers and acquisitions in both Mexico and Brazil. Paul has over 12 years experience in international finance with specific expertise in mergers and acquisitions, corporate finance, valuation, financial modeling, tax structuring and operations research analysis. He has conducted numerous M&A activities in Latin America including foreign ownership research, financial modeling, preparation of offering documents and deal structure. Mr. Marin has successfully closed over $1 billion in transactions of senior notes while with Citicorp. Mr. Marin also has considerable experience in cross border transactions involving foreign direct investment and international joint ventures. His expertise in communicating with foreign top-level executives of international corporations has provided him a firsthand knowledge of foreign customs and cultures from around the globe.
     Mr. Marin holds an MBA in International Management from the University of Texas at Dallas. He also holds a BBA with a double major in Finance and Accounting from the University of North Texas. Mr. Marin is fluent in Spanish.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities and Exchange Commission (“SEC”) on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than ten percent (10%) of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that all directors, executive officers and beneficial owners have not complied with the Section 16(a) filing requirements applicable to them. We are endeavoring to rectify this shortcoming and believe we will complete compliance within the next thirty to sixty days.
     As of the date of this report we have not established an audit committee. We anticipate establishing an audit committee and filing with the commission an appropriate audit committee charter upon successful completion of the stock purchase transaction with Radical and the concurrent change of control.
     We have not adopted a code of ethics for our officers and directors as of the date of this report. We anticipate drafting and filing with the commission a code of ethics upon successful completion of the stock purchase transaction with Radical and the concurrent change of control.

ITEM 10. EXECUTIVE COMPENSATION.
     The following table summarizes the compensation earned by Immediatek’s Chief Executive Officer and other most highly compensated executive officers (whose annualized compensation exceeded $100,000) (collectively called the “named executive officers”), for services rendered in all capacities to Immediatek during the fiscal years ended December 31, 2005, 2004 and 2003.

				Securities
				Underlying	Compensation
Name and Principal Positions	Year	Salary	Bonus	Options (#)	Other $
Zach Bair,	2005	$76,656	—	—	—
President and Chief Executive Officer	2004	$175,310	—	—	—
	2003	$104,786

Paul Marin,	2005	$53,557	—	—	—
Chief Operating Officer	2004	$126,924	—	—	—
	2003	$48,325
Compensation of Directors
     There were no arrangements pursuant to which any director of the Company was compensated for the calendar year ended December 31, 2005 for any service provided as a director.
Employment Agreements
     On March 7, 2006, DiscLive entered in employment agreements with Messrs. Bair and Marin that are effective as of March 1, 2006. These employment agreements are a condition to the closing of the purchase and sale of the Series A Convertible Preferred Stock under the Securities Purchase Agreement, as amended.
     In accordance with these employment agreements, Messrs. Bair and Marin will continue to be employed as Chief Executive Officer and Chief Operating Officer, respectively, of DiscLive for a term of three years. Pursuant to these employment agreements, the annual salaries for Messrs. Bair and Marin for the first year are $102,000 and $94,800, respectively, and increase at a rate of five percent each year. These employment agreements also provide that Messrs. Bair and Marin are eligible to participate in benefit plans made available by the Company.
     Under their respective employment agreements, if the executive is terminated for a reason other than cause, then the executive is entitled to receive the lesser of (i) the aggregate of the sums payable to the executive for the remaining term of the employment agreement in the amounts and at the times called for by the employment agreement and (ii) a sum equal to the executive’s then current annual compensation payable in accordance with the regular payroll practices of the Company over a period of one year following the date of termination of the employment agreement; provided, however, in each case subject to the offset under certain circumstances.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of May 1, 2006, by each person known by Immediatek to own beneficially more than 5% of the outstanding common stock, by each of our directors and officers and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

		Number of Shares
Name/Address	Position	of Common Stock		% Ownership(1)
Zach Bair	Chief Executive
10488 Brockwood Road	Officer/President/Director
Dallas, TX 75238		11,195,265		34.6%
Paul Marin	Chief Operating
10488 Brockwood Road	Officer/Vice
Dallas, TX 75238	President/Director	5,361,447		16.6%
Gary Blum 3104 Oak Lane Dallas, Texas 75226		1,693,060	(2)	5.2%
Jess Morgan & Co. 5750 Wilshire Blvd., Suite 590 Los Angeles, California 90036		5,003,836	(3)	14.1%
Directors and Executive Officers as a group		16,556,712	(4)	51.1%

(1)	Based upon 32,394,655 shares of common stock outstanding on May 1, 2006. The shares of common stock issuable under instruments to purchase common stock that are currently exercisable within 60 days of May 1, 2006, are treated as if outstanding for purposes of computing the percentage ownership of the person holding these instruments, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(2)	Does not include 2,404,000 shares of common stock issuable to Mr. Blum pursuant to an agreement with the Company to convert $300,500 aggregate indebtedness owed by the Company to Mr. Blum into common stock of the Company.

(3)	Includes 3,002,302 shares of common stock acquirable pursuant to the exercise of a warrant at $0.20 per share which expires March 22, 2007. Excludes shares of common stock issuable to Jess Morgan under that certain Agreement, Settlement and Release, dated January 22, 2006, by and between the Company and Jess Morgan, as amended. In accordance with the Agreement, Settlement and Release, as amended, Jess Morgan will be issued 94,157 shares of common stock (post-reverse split), or such other amount as is necessary to result in Jess Morgan owning 25% of the total outstanding common stock after giving effect to the reverse split and immediately prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock.

(4)	Represents two persons, Messrs. Bair and Marin.

Unless otherwise stated, the address for all listed individuals is:10488 Brockwood Road, Dallas, Texas, 75238.
Non-voting Securities and Principal Holders Thereof
     The Company has not issued any preferred shares or other non-voting securities.

Change in Control
     Upon the purchase of the Series A Convertible Preferred Stock of the Company by Radical, a change in control of the Company will occur because Radical will beneficially own 95% of the securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Pursuant to the Securities Purchase Agreement, the Company will issue and sell, and Radical will purchase, 4,392,286 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Zach Bair
     Zach Bair, a director and our Chief Executive Officer, made a loan of $43,000 aggregate principal amount to the Company in 2004. This loan does not bear interest and has no maturity date. The Company has committed to repay this note with the proceeds for the sale of its Series A Convertible Preferred Stock.
     Additionally, pursuant to the Securities Purchase Agreement, Mr. Bair agreed that:
     (i) he shall, and he shall cause his affiliates and related persons to, cooperate fully with the Company and Radical to consummate the purchase and sale of the Series A Convertible Preferred Stock;
     (ii) he shall execute a release in favor of the Company and its subsidiaries;
     (iii) he shall not transfer any of his shares of Company common stock or grant any proxies or enter into any voting trust or other agreement or understanding with respect to the voting of his shares of Company common stock; and
     (iv) at any meeting of the stockholders or pursuant to any action taken by written consent, he will vote in favor of, or consent to, the adoption of the Securities Purchase Agreement and the approval of the transactions contemplated thereby and vote against, or not consent to, any action that is intended, or could be reasonably be expected, to impede, frustrate, interfere with, impair, delay, adversely affect or prevent the consummation of the transactions contemplated by the Securities Purchase Agreement.
     Further, pursuant to an agreement with Mr. Bair, he has waived any and all preemptive rights that he may possess subject to no other stockholders of the Company exercising any preemptive rights. In the event that any other stockholder exercises a preemptive right, Mr. Bair is required to exercise his preemptive rights to the extent necessary to maintain his percentage ownership interest in the Company.
Paul Marin
     Paul Marin, a director and our Chief Operating Officer, pursuant to the Securities Purchase Agreement, agreed that:
     (i) he shall, and he shall cause his affiliates and related persons to, cooperate fully with the Company and Radical to consummate the purchase and sale of the Series A Convertible Preferred Stock;
     (ii) he shall execute a release in favor of the Company and its subsidiaries;
     (iii) he shall not transfer any of his shares of Company common stock or grant any proxies or enter into any voting trust or other agreement or understanding with respect to the voting of his shares of Company common stock; and
     (iv) at any meeting of the stockholders or pursuant to any action taken by written consent, he will vote in favor of, or consent to, the adoption of the Securities Purchase Agreement and the approval of the transactions contemplated thereby and vote against, or not consent to, any action that is intended, or could be reasonably be expected, to impede, frustrate, interfere with, impair, delay, adversely affect or prevent the consummation of the transactions contemplated by the Securities Purchase Agreement.
     Further, pursuant to an agreement with Mr. Marin, he has waived any and all preemptive rights that he may possess subject to no other stockholders of the Company exercising any preemptive rights. In the event that any other stockholder exercises a preemptive right, Mr. Marin is required to exercise his preemptive rights to the extent necessary to maintain his percentage ownership interest in the Company.
Jess Morgan & Company
     On January 23, 2006, the Company and Jess Morgan & Company, or JSM, entered into the Agreement, Settlement and Release, or the JSM Release, which was subsequently amended on March 15, 2006. In accordance with the JSM Release, as amended, the Company will amend the warrant previously issued to JSM to remove provisions contained in the warrant that granted the Company rights to call the warrant upon certain events. Additionally, under the JSM Release, as amended, the Company will, after the consummation of the 100-for-one reverse stock split and prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock, issue to JSM a total of 94,157 shares of Company common stock, or such other amount necessary to result in JSM holding 25% of the outstanding Company common stock after giving effect to the reverse stock split and immediately prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock. In consideration for the above waiver and issuance, JSM has agreed, upon receipt of those shares and subject to the closing of the purchase and sale of the Series A Convertible Preferred Stock, to terminate all agreements, other than the warrant, between it and the Company, including, without limitation, the Proposal of Terms and a letter agreement regarding operation guidelines, and forever waive and release any and all rights, claims and other matters that JSM may have. In the event that the closing of the purchase and sale of the Series A Convertible Preferred Stock does not occur on or prior to May 15, 2006, the JSM Release will terminate.
Gary Blum
     On November 29, 2004, Gary Blum, a stockholder of the Company, made a loan to the Company of $160,000 aggregate principal amount. On October 28, 2005, Mr. Blum made another loan to the Company of $140,500 aggregate principal amount. Each of these loans were evidenced by a Secured Convertible Promissory Note. Additionally, from time to time, Mr. Blum has advanced an aggregate of $36,129 to the Company and its subsidiaries. Effective January 31, 2006, the amounts owed to Mr. Blum under these notes and advances were consolidated into one note, which is convertible into Company common stock at a conversion price of $0.125 per share. Pursuant to the consolidated note, Mr. Blum is required to convert $300,500 aggregate principal amount into Company common stock in accordance with the terms of the consolidated note immediately prior to the sale of the Series A Convertible Preferred Stock. The consolidate note bears interest at 10% per annum and matures on June 30, 2006. Mr. Blum, however, pursuant to a Waiver and Release, effective as of February 1, 2006, agreed to waive any and all accrued but unpaid interest on the notes and consolidated notes.
     The original notes were, and the consolidated note continues to be, guaranteed by DiscLive pursuant to that certain Unlimited Guaranty, dated as of November 29, 2004. Additionally, the obligations under the original notes were, and the consolidated notes continue to be, secured by the all of the assets of DiscLive pursuant to that certain Collateral Assignment and Security Agreement, dated as of November 29, 2006.
Osias Blum
     On November 29, 2005, Osias Blum, a stockholder of the Company, made a loan to the Company of $175,000 aggregate principal amount. This loan was evidenced by a Secured Convertible Promissory Note that bears interest at 10% per annum. This note is guaranteed by DiscLive pursuant to that certain Unlimited Guaranty, dated as of November 29, 2004. Additionally, the obligations under this note are secured by the all of the assets of DiscLive pursuant to that certain Collateral Assignment and Security Agreement, dated as of November 29, 2006.
     On April 8, 2005, Osias Blum made another loan to the Company of $425,000 aggregate principal amount, which is evidenced by a Secured Promissory Note. This note bears interest at a rate of 10% per annum. The obligations under this note are secured by all our tangible and intangible assets, other than those assets previously pledged on prior debt transactions to other secured parties, pursuant to that certain Collateral Assignment and General Security Agreement, dated as of April 8, 2005.
     On January 9, 2006, Osias Blum and the Company entered into a Note Conversion Agreement, Waiver and Release, which was subsequently amended on March 15, 2006. Pursuant to this agreement, as amended, Osias Blum agreed to convert $150,000 of the indebtedness owed to him under these note into Company common stock at a conversion price of $0.125 per share (pre-split). Additionally, pursuant to this agreement, Osias Blum agreed to waive any and all accrued but unpaid interest under these notes.
ITEM 13. EXHIBITS.
     The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

Exhibit
Number		Description of Exhibit

3.1	*	Articles of Incorporation of the Registrant, dated as of August 3, 1998 and filed with the Secretary of State of the
State of Nevada on August 6, 1998.

3.2	*	Bylaws of the Registrant.

4.1	*	Form of common stock certificate of the Registrant.

4.2
Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3	*	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow.

4.4	*	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC.

4.5	*	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc.

4.6	*	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc.

10.1
Acquisition Agreement, dated as of April 9, 2004, by and between the Registrant and DiscLive, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2004 and incorporated herein by reference).

10.2.1	*
Form of Secured Convertible Promissory Notes, dated as of November 29, 2004, issued by the Registrant in favor of each of Gary Blum, Osias Blum, Barnett Family Partnership II and Doman Technology Capital, Inc.

10.2.2	*	Unlimited Guaranty, dated as of November 29, 2004, by and among DiscLive, Inc., a wholly-owned subsidiary of the Registrant, Gary Blum, Jeffrey Doman and Osias Blum.

Exhibit
Number		Description of Exhibit

10.2.3	*	Collateral Assignment and Security Agreement, dated as of November 29, 2004, by and between DiscLive, Inc., a wholly-owned subsidiary of the Registrant, and Osias Blum

10.3.1
Secured Promissory Note, dated as of April 8, 2005, made by the Registrant in favor of Osias Blum in the aggregate principal amount of $425,000 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.3.2
Collateral Assignment and General Security Agreement, dated as of April 8, 2005, by and between Osias Blum and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.4.1	*	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC.

10.4.2	*	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC.

10.5	*	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson.

10.6.1
Securities Purchase Agreement, dated as of January 24, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 and incorporated herein by reference).

10.6.2
First Amendment to Securities Purchase Agreement, dated as of March 3, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.7
Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Zach Bair and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.8
Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Paul Marin and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.9.1	*	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company.

10.9.2	*	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company.

10.10.1	*	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow.

10.10.2	*	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow.

Exhibit
Number		Description of Exhibit

10.11.1	*
Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum.

10.11.2	*
Form of First Amendment to Note Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum.

10.12	*	Amended and Restated Consolidated Secured Convertible Promissory Note, dated as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629.

10.13	*	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum.

10.14	*	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant.

10.15	*	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair.

10.16	*	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin.

21.1	*	Subsidiaries of the Registrant.

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
ITEM 14. Principal Accountant Fees and Services
During 2005 and 2004, we paid the following fees, including out of pocket expense reimbursements, to Beckstead and Watts, LLP. :

	2004	2005
Audit Fees	$36,370.75	$31,500.00
     Immediatek paid no other fees or compensation to Beckstead and Watts, LLP. Immediatek, Inc.’s management approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Immediatek, Inc.’s management has received the written disclosure and the letter from Beckstead and Watts, LLP required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Beckstead and Watts, LLP their independence.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸ a Nevada corporation

Date: May 10, 2006	By:	/s/ ZACH BAIR

	Name:	Zach Bair
	Title:	Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ZACH BAIR Zach Bair	Chairman, Director, President and Chief Executive Officer (principal executive, financial and accounting officer)	May 10, 2006

/s/ PAUL MARIN Paul Marin	Director, Chief Operating Officer and Vice President	May 10, 2006

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheet of Immediatek, Inc. (the “Company”), as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2005 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BECKSTEAD AND WATTS, LLP
May 10, 2006

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying restated consolidated statements of operations, stockholders’ equity, and cash flows of Immediatek, Inc. (the “Company”) for the year ended December 31, 2004. These restated consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the restated consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2004 of Immediatek, Inc., in conformity with U.S. generally accepted accounting principles.
The accompanying restated consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the restated consolidated financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the restated consolidated financial statements, the Company’s 2004 net loss previously reported as $2,149,425 should have been $3,905,363. This discovery was made subsequent to the issuance of the consolidated financial statements. The restated consolidated financial statements have been restated to reflect this correction.
/s/ BECKSTEAD AND WATTS, LLP
March 30, 2005, except for Note 2, as to which the date is May 9, 2006

Immediatek, Inc.
Consolidated Balance Sheet
(Audited)

December 31,
2005
Assets

Current assets:
Cash	$—
Accounts receivable	4,000
Prepaid expenses	3,668

Total current assets	7,668

Fixed assets, net	18,599

Other assets:
Goodwill	162,071

Total other assets	162,071

$188,338

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Cash deficit	$2,951
Accounts payable	488,512
Accrued liabilities	37,180
Accrued payroll liabilities	382,864
Accrued interest	85,397
Sales tax liability	60,947
Note payable	123,606
Note payable — related party	43,000
Convertible notes payable	75,000
Convertible notes payable — related party	930,249

Total current liabilities	2,229,706

Stockholders’ (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 38,769,655 shares issued and outstanding	38,769
Additional paid-in capital	5,169,839
Unamortized warrants and options	(54,376)
Accumulated (deficit)	(7,195,600)

(2,041,368)

$188,338

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.
Consolidated Statements of Operations
(Audited)

	For the years ended
	December 31,
	2005	2004
		(RESTATED)
Revenue	$140,912	$1,098,680
Cost of sales	153,228	919,295

Gross profit	(12,316)	179,385

Expenses:
Research and development	—	50,605
Depreciation expense	59,445	71,881
General and administrative expense	323,465	1,768,327
Consulting fees	206,514	1,251,244
Professional fees	153,309	284,183
Sales and marketing	5,960	89,943
Salaries and wages	144,440	465,611
Impairment loss on operating assets	939,454	68,700

Total costs and expenses	1,832,587	4,050,494

Net operating (loss)	(1,844,903)	(3,871,109)

Other income (expense):
Forgiveness of debt	7,634	—
Interest income	—	159
Interest (expense)	(83,418)	(34,411)

Net (loss)	$(1,920,687)	$(3,905,361)

Weighted average number of common shares outstanding — basic and fully diluted	32,854,341	25,416,772

Net (loss) per share — basic and fully diluted	$(0.05)	$(0.15)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.
Consolidated Statements of Changes in Stockholders’ (Deficit)
(Audited)

			Additional			Total
	Common Stock		Paid-in	Unamortized	Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants/Options	(Deficit)	(Deficit)
Balance, December 31, 2003 (RESTATED)	22,958,218	$22,958	$1,406,627	$—	$(1,369,552)	$60,033

Shares issued to acquire DiscLive, Inc.	1,666,667	1,667	598,333			600,000

Shares issued for conversion of debt	63,333	63	9,437			9,500

Shares issued for assets	10,000	10	2,990			3,000

Shares issued for consulting services	200,153	200	59,846			60,046

Shares issued for consulting services	50,000	50	14,950			15,000

Shares issued for cash	10,417	10	1,553			1,563

Shares issued for cash	1,668,201	1,668	498,792			500,460

Shares issued for cash	167,000	167	49,933			50,100

Shares issued for cash	1,017,666	1,018	304,282			305,300

Shares issued for consulting services	130,000	130	34,970			35,100

Shares issued for consulting services	1,839,000	1,839	274,011			275,850

Warrants issued for services	—	—	1,221,494	(34,299)		1,187,195

Options issued for services	—	—	61,020			61,020

Net (loss) for the year ended December 31, 2004	—	—			(3,905,361)	(3,905,361)

Balance, December 31, 2004 (RESTATED)	29,780,655	29,780	4,538,238	(34,299)	(5,274,913)	(741,194)

Shares issued for asset acquisition	2,500,000	2,500	447,500			450,000

Shares issued for consulting services	6,489,000	6,489	131,191			137,680

Options issued for services	—	—	52,910	(39,680)		13,230

Current period amortization of warrants and options	—	—	—	19,603		19,603

Net (loss) for the year ended December 31, 2005	—	—			(1,920,687)	(1,920,687)

Balance, December 31, 2005	38,769,655	$38,769	$5,169,839	$(54,376)	$(7,195,600)	$(2,041,368)

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.
Consolidated Statements Of Cash Flow
(Audited)

	For the years ended
	December 31,
	2005	2004
		(RESTATED)
Cash flows from operating activities
Net (loss)	$(1,920,687)	$(3,905,361)
Depreciation expense	59,445	71,881
Impairment loss on assets	939,454	68,700
Shares issued for consulting services	170,513	1,634,211
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Accounts receivable	69,281	(73,281)
Prepaid expenses	18,730	665
Other assets	13,760	—
Accounts payable	159,900	324,279
Accrued liabilities	129,500	461,348

Net cash (used) by operating activities	(360,104)	(1,417,558)

Cash flows from investing activities
Purchase of fixed assets	(13,646)	(31,539)
Cash received in acquisition	—	20,662

Net cash (used) by investing activities	(13,646)	(10,877)

Cash flows from financing activities
Cash deficit	2,951	—
Proceeds from convertible note payable — related party	686,449	528,000
Payments on convertible note payable — related party	(139,200)	(54,000)
Proceeds from note payable	2,000	—
Payments on note payable	(200,000)	—
Proceeds from sale of common stock	—	857,423

Net cash provided by financing activities	352,200	1,331,423

Net (decrease) in cash	(21,550)	(97,012)
Cash — beginning	21,550	118,562

Cash — ending	$—	$21,550

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

Number of shares issued for consulting and services	6,489,000	2,219,153

Value of shares issued for consulting services	$137,680	$385,996

Number of shares issued to convert debt to equity	—	63,333

Value of shares issued for debt conversion	$—	$9,500

Number of shares issued to acquire DiscLive, Inc.	—	1,666,667

Value of shares issued to acquire DiscLive, Inc.	$—	$600,000

Number of shares issued for assets	2,500,000	10,000

Value of shares issued for assets	$450,000	$3,000

The accompanying notes are an integral part of these financial statements.

Immediatek, Inc.
Notes to Consolidated Financial Statements
Note 1 – History and organization of the company
The Company was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, the Company amended its Articles of Incorporation to rename the Company, ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.
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
On September 18, 2002, the Company combined by “reverse-merger” with Immediatek, Inc., a State of Texas corporation. On November 5, 2002, the Company amended its Articles of Incorporation to rename the Company, Immediatek, Inc.
Immediatek, Inc. (Texas corp) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc. and upon completion of the reverse merger the Texas corporation was dissolved.
Note 2 – Accounting policies and procedures
Correction of errors in comparative financial statements
Prior to the issuance of the Company’s 2005 audited financial statements, the Company’s management determined the need to restate prior period financial statements to correct errors discovered during the 2005 year-end close and reporting process. The errors included improper recording and disclosure of warrants and options issued in the periods ended December 31, 2004 and 2003, change in valuation of share-based payments to related parties, previously unrecorded liabilities and certain balance sheet, income statement and cash flow statement misclassifications. These errors are described in more detail below.
1)	During the first quarter of 2003, the Company issued 18,100,397 shares of its $0.001 par value common stock to its officers in exchange for intellectual property. Pursuant to SFAS 142, assets acquired independently are to be recorded at their current fair values. At the time of the transaction, there was not a readily available fair value to the intellectual property acquired and, therefore, value was assessed using the actual hard costs attributable to the asset based on documentation provided by the officers. The fair value of the shares given as consideration for the intellectual property exceeded the asset value by $2,335,081 which was recorded as compensation. Upon subsequent review of the transaction, the Company determined that an independent valuation of the consideration paid was appropriate given the magnitude of the excess value received. Pursuant to the aforementioned valuation, prepared by an independent third party, the Company will restate its 2003 financial statements, reflecting a decrease in compensation expense in the amount of $2,226,479 in order to reflect the new value attributable to the consideration paid.

2)	During the year ended December 31, 2004, the Company issued warrants and options to purchase up to 4,325,582 shares of the Company’s par value common stock to various individuals in exchange for consulting services provided to the Company. As of December 31, 2005 and 2004, no expense had been recorded. The warrants and options were subsequently valued at $1,272,522 using the Black-Scholes option pricing model. The Company has recorded the expense and will disclose accordingly in its restated 2004 interim and annual financial statements.

3)	The Company has also restated its 2003 and 2004 financial statements to reflect additional payroll tax liabilities resulting from reclassification of compensatory disbursements. Historically, the Company has taken the position whereby all compensation paid to individuals was non-employee compensation. Upon review of the Internal Revenue Code and information located in IRS publication 15-A, the Company determined that it was appropriate to reclassify all such payments as employee compensation reportable on form W-2 and accrue for all unpaid tax and related penalties and interest associated with the reclassification. The resulting liabilities totaled $300,317 for the years ended December 31, 2004 and 2003.

4)	During the year-end close, the Company evaluated all state reporting requirements with respect to its revenue and corresponding sales tax requirements. Deficiencies were identified during this process resulting in additional liabilities totaling $54,241 for the years ended December 31, 2004 and 2003.
As a result of the errors described above, adjustments have been made in 2004 as a prior period correction to retained earnings. All of the amounts included in this report reflect the effects of these restated financial statements. The following table provides a reconciliation of originally reported amounts to restated amounts.

December 31, 2004
Net (loss) as previously reported	$(2,149,425)
Error correction in valuation
Warrant and option valuation	(1,248,215)
Previously unrecorded liabilities	(507,721)
Certain stock-based compensation	-0-

Net (loss) as restated	$(3,905,361)

Accumulated (deficit) at beginning of period	$(1,369,552)

Net (loss) as restated	(3,905,361)

Accumulated (deficit) at end of period, as restated	$(5,274,913)

Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2005 and 2004.
Investments
Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.
Fixed assets
Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Software	3 years
Office furniture and fixtures	7 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.
Revenue recognition
The Company recognizes revenue from its sales based on the gross sale amount pursuant to the indicators outlined in EITF 99-19 such as; the Company is the primary obligator in the sale arrangement, establishes all pricing levels, and has sole discretion with respect to supplier selection. All costs based upon each sale are expensed as costs of sales as revenue is recognized. Pursuant to EITF-00-10, the Company will include all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue. The Company will recognize a revenue transaction as being complete upon delivery of product and so record the revenue. The Company bases this recognition policy on the authoritative literature located in FAS-48, par 6.
Revenue from proprietary software sales and the related license fees that do not require further commitment from the Company are recognized upon shipment in accordance with Statement of Position 97-2 “Software Revenue Recognition”. The Company includes all PCS fees as part of the initial sales price of the software. The Company sells its custom CD products in both a retail environment and orders from its web site. All revenue generated from both types of sales is recognized upon delivery to the customer. In 2004, the Company has added a feature to its website whereby its on-line customers have the ability to download pre-recorded music in the form of an MP3 file for use on various computer equipment. All sales generated via the download option are recognized upon each physical download. The download system is designed to require credit card processing and acceptance prior to allowing any download capabilities. At the point the credit card authorization has processed, the Company recognizes the revenue generated from that sale. Revenue from custom software development, which is generally billed separately from the Company’s proprietary software, is recognized based on its percentage of completion. Revenue recognized under percentage of completion contracts are generally based upon specific milestones achieved as specified in customer contracts.
The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.
Gross revenue for the year ended December 31, 2005 was $140,912 and cost of sales was $153,228. Gross revenue for the year ended December 31, 2004 was $1,098,680 and direct costs were $919,295.
Advertising costs
The Company expenses all costs of advertising as incurred. There were $1,705 and $-0- in advertising costs included in general and administrative expenses as of December 31, 2005 and 2004, respectively.
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
Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include the following; cash, accounts receivable, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for each of the aforementioned instruments because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

     Goodwill
The Company evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. At December 31, 2005, the Company reviewed the carrying value of goodwill and recognized an impairment loss in the amount of $350,652 and $0 as of December 31, 2005 and 2004, respectively.
Impairment of long-lived assets
The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. The Company recognized impairment losses in the amount of $588,802 and $68,700 as of December 31, 2005 and 2004, respectively.
Loss per share
SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computation.
Potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the diluted computation, as their effect would be anti-dilutive.
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
Consolidation policy
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary partnerships and corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.
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
Reclassifications
Certain reclassifications have been made to prior periods to conform to current presentation.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005.
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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of DiscLive, Inc. had occurred at January 1, 2004:

Year Ended
December 31, 2004
Revenue, net	$379,588

Expenses:
General and administrative	2,488,649
General and administrative — related party	37,263
Depreciation expense	47,612
Compensation – related party	0

Total expenses:	2,573,524

Other income:	(30)

Net (loss):	(2,193,960)

Net income per share–basic and fully diluted	(.08)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Note 4 – Asset acquisition
On February 28, 2005, the Company entered into an “Asset Purchase Agreement” with Moving Records, LLC, (“MR”) a private company established and operated in the State of Minnesota. Pursuant to the agreement, the Company acquired equipment valued at $288,998, intellectual property valued at $125,000 and agreed to assume a total of $138,606 in debt from MR under separate promissory note and $13,973 in accounts payable, in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock. The fair value of the Company’s common stock on the date of the agreement was $450,000. The difference between the value of the stock issued and the fair market value of the assets acquired is $188,581, which the Company recorded as goodwill.
Note 5 — Going concern
As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $7,195,600 as of December 31, 2005, the Company’s current liabilities exceeded its current assets by $2,222,038 and its total liabilities exceeded its total assets by $2,041,368. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated limited revenue from its planned principal operations. In order to obtain the necessary capital, the Company has historically raised funds via private offerings. The Company is dependent upon its ability to secure additional equity and/or debt financing and there are no assurances that the Company will be successful, and without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6 – Fixed assets
Fixed assets consist of the following:

December 31,
2005
Computer and office equipment	$26,224
Recording equipment	-0-
Software	-0-

26,224
Less accumulated depreciation	(7,625)

Total	$18,599

Depreciation expense totaled $59,445 and $71,881 for the years ended December 31, 2005 and 2004, respectively.
Note 7 – Income taxes
For the year ended December 31, 2005, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $5,228,805 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2017.
The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$5,228,805	$3,640,702

Total deferred tax assets	5,228,805	3,640,702

Deferred tax liabilities:
Depreciation	—	—

Net deferred tax assets before valuation allowance	5,228,805	3,604,702
Less: Valuation allowance	(5,228,805)	(3,604,702)

Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2005. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.
A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2005	2004
Federal and state statutory rate	$(1,777,794)	$(1,225,599)
Change in valuation allowance on deferred tax assets	1,777,794	1,225,599

	$-0-	$-0-

Note 8 – Notes payable and convertible debt

Dec. 31, 2005
Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on April 1, 2006 (1)	$330,249

Secured Convertible Promissory Note, bearing interest at 10% per annum, due on April 1, 2006 (2)	600,000

Secured Convertible Promissory Note, bearing interest at 10% per annum, due on April 1, 2006 (3)	25,000

Secured Convertible Promissory Note, bearing interest at 10% per annum, due on April 1, 2006 (3)	50,000

Unsecured note from a related party bearing no interest and due on demand	43,000

Secured Promissory Note in favor of Community Bank, bearing interest at 7% per annum	18,606

Promissory Note, bearing interest at 7% per annum, due on April 1, 2006	100,000

Promissory Note, bearing no interest, due on April 1, 2006	5,000

Total Short-term debt	$1,171,855

(1)	Pursuant to a Note Conversion Agreement, Waiver and Release, as amended, with these note-holders, the note-holders have agreed to convert $300,500 aggregate principal amount of the notes into Company common stock at a conversion price of $0.125 per share of common stock and waive any and all accrued but unpaid interest. The Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 12 – Subsequent Events).

(2)	Pursuant to a Note Conversion Agreement, Waiver and Release, as amended, with these note-holders, the note-holders have agreed to convert $150,000 aggregate principal amount of the notes into Company common stock at a conversion price of $0.125 per share of common stock and waive any and all accrued but unpaid interest. The Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 12 – Subsequent Events).

(3)	Pursuant to the Note Conversion Agreement, Waiver and Release, as amended, with this note-holder, the note-holder has agreed to convert all aggregate principal amount of this note into Company common stock at a conversion price of $0.125 per share of common stock and waive any and all accrued but unpaid interest. The Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 12 – Subsequent Events).
Interest expense totaled $63,065 and $16,500 for the years ended December 31, 2005 and 2004, respectively.
Note 9 – Stockholders’ equity
The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock. All shares of common stock are subject to preemptive rights entitling each stockholder to subscribe for additional shares of common stock upon any additional issuance of common stock or any security convertible into shares of common stock.
On April 9, 2004, the Company acquired all the outstanding shares of DiscLive, Inc., a Delaware corporation, in exchange for 1,666,667 shares of the Company’s $0.001 par value common stock valued at $600,000, the fair value of the underlying shares.
On May 20, 2004, the Company issued 63,333 shares of its $0.001 par value common stock to a certain note holder who elected to convert their convertible notes totaling $9,500 into Company equity.

On May 20, 2004, the Company issued 10,000 shares of its $0.001 par value common stock to a company to acquire equipment valued at $3,000.
On May 20, 2004, the Company issued 200,153 shares of its $0.001 par value common stock to an individual for consulting services valued at $60,046, the fair market value of the underlying shares.
On May 20, 2004, the Company issued 50,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $15,000, the fair market value of the underlying shares.
On May 20, 2004, the Company issued 10,417 shares of its $0.001 par value common stock to an individual upon the exercise of a warrant. The aggregate cash exercise price was $1,563.
On May 20, 2004, the Company issued 1,668,201 shares of its $0.001 par value common stock for cash in the amount of $500,460.
On May 20, 2004, the Company issued 167,000 shares of its $0.001 par value common stock for cash in the amount of $50,100.
On May 20, 2004, the Company issued 1,017,666 shares of its $0.001 par value common stock for cash totaling $305,300 pursuant to outstanding subscription agreements.
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
On July 6, 2005, the Company issued 50,000 shares of its $0.001 par value common stock for consulting services valued at $2,500, the fair market value of the underlying shares.
On September 15, 2005 and September 23, 2005, the Company issued 5,775,000 shares and 600,000 shares, respectively of its $0.001 par value common stock to key employees of the Company valued at $115,500 and $12,000, respectively.
As of December 31, 2005, there have been no other issuances of common stock.
Note 10 – Warrants and options
Warrants
For the year ended December 31, 2003, the Company issued 447,916 warrants to purchase common stock on a one-for-one basis at an exercise price of $0.15 per share of common stock. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.15. As of December 31, 2004, the Company recorded a consulting expense in the amount of $45,016. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 4.50%, zero dividend yield, average volatility of the Company’s common stock of 355% and an expected life of the warrants of one year. On April 30, 2004, 437,499 warrants expired.
On May 20, 2004, the Company issued 10,417 shares of its $0.001 par value common stock for the exercise of warrants. The warrants were exercisable at $0.15 per share and the Company received proceeds totaling $1,563.

On March 20, 2004, the Company issued warrants to purchase up to 200,000 shares of its $.001 par value common stock to Pangloss International, Inc. in connection with financial consulting activities. The warrants are exercisable at an average exercise price of $1.00 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.05. As of December 31, 2004, the Company recorded a consulting expense in the amount of $9,993. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.50%, zero dividend yield, average volatility of the Company’s common stock of 79% and an expected life of the warrants of one year. The warrants expired on March 20, 2005.
On March 22, 2004, the Company issued warrants to purchase up to 3,002,302 shares of its $.001 par value common stock to Jess Morgan & Co., Inc. in connection with financial consulting activities. The warrants are exercisable at an average exercise price of $0.20 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.34. As of December 31, 2004, the Company recorded a consulting expense in the amount of $1,018,381. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.50%, zero dividend yield, average volatility of the Company’s common stock of 79% and an expected life of the warrants of three years. The warrants will expire on March 22, 2007.
On March 22, 2004, the Company issued warrants to purchase up to 300,000 shares of its $.001 par value common stock to an individual in connection with financial consulting activities. The warrants are exercisable at an average price of $0.20 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.34. As of December 31, 2004, the Company recorded a consulting expense in the amount of $101,760. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.50%, zero dividend yield, average volatility of the Company’s common stock of 79% and an expected life of the warrants of three years. The warrants will expire on March 22, 2007.
On June 22, 2004, the Company issued warrants to purchase up to 350,000 shares of its $.001 par value common stock to Broad Street Ventures in connection with a consulting agreement. 175,000 warrants are exercisable at a price of $0.30 per share and 175,000 are exercisable at $0.75 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.12 and $0.11, respectively. As of December 31, 2004, the Company recorded a consulting expense in the amount of $4,901 and unamortized costs totaling $34,299. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.75%, zero dividend yield, average volatility of the Company’s common stock of 164% and an expected life of the warrants of three years. The warrants will expire on September 9, 2007.
On June 22, 2004, the Company issued warrants to purchase up to 133,333 shares of its $.001 par value common stock to individuals in connection with financial consulting services. The warrants are exercisable at a price of $0.30 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.247. As of December 31, 2004, the Company recorded a consulting expense in the amount of $32,933. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.75%, zero dividend yield, average volatility of the Company’s common stock of 101% and an expected life of the warrants of three years. The warrants will expire on February 19, 2006.
On June 22, 2004 and December 9, 2004, the Company issued warrants to purchase up to 89,947 shares of its $.001 par value common stock to Doman Technology Capital, Inc. in connection with consulting services. The warrants are exercisable at a price of $0.30 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.23. As of December 31, 2004, the Company recorded a consulting expense in the amount of $19,227. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.75%, zero dividend yield, average volatility of the Company’s common stock of 190.50% and an expected life of the warrants of two years. The warrants will expire on February 19, 2007.

		Weighted
		Average
	Number	Exercise
	Of Warrants	Price
Balance, January 1, 2004	447,916	$0.15

Warrants granted	4,075,582	0.33
Warrants expired	(437,499)	0.15
Warrants exercised	(10,417)	0.15

Balance, December 31, 2004	4,075,582	0.33

Exercisable, December 31, 2004	4,075,582	$0.33

Balance, January 1, 2005	4,075,582	$0.33

Warrants granted	-0-	-0-
Warrants exercised	-0-	-0-

Balance, December 31, 2005	4,075,582	$0.33

The following is a summary of information about the warrants outstanding at December 31, 2005:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.20-0.75	4,075,582	2 years	$0.33	4,075,582	$0.33
Options
On April 14, 2004, the Company entered into an employment agreement with an individual as a result of its DiscLive acquisition. As additional consideration for services, the Company granted stock options to purchase up to 450,000 shares of its $0.001 par value common stock at an exercise price of $0.65 per share. The value of the options on the grant date using the Black-Scholes Model is $61,020, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004. As of December 31, 2005, the employment contract had been terminated and the Company entered into a subsequent agreement whereby it would re-purchase all of the options for cash consideration in the amount of $4,500, which remained unpaid at December 31, 2005. The following assumptions were used in computing the fair value of these options: weighted average risk-free interest rate of 3.75%, zero dividend yield, average volatility of the Company’s common stock of 85% and an expected life of the options of two years. The options expired on April 14, 2006.
On May 6, 2005, the Company entered into a consulting agreement with an individual. The Company granted 650,000 stock options to vest over a period of thirty-six months as consideration for the services performed. The value of the options on the grant date using the Black-Scholes Model is $52,910. The Company has recorded compensation expense in the amount of $13,230 representing the amortizable portion of the compensation as of December 31, 2005. The remaining balance of $39,680 has been recorded on the balance sheet as unamortized options. The following assumptions were used in computing the fair value of these options: weighted average risk-free interest rate of 4.50%, zero dividend yield, average volatility of the Company’s common stock of 161% and an expected life of the options of three years. The options expire on May 6, 2008.

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2004	-0-	—

Options granted	450,000-	$0.65
Options exercised	(-0-)	—

Balance, December 31, 2004	450,000	0.65

Exercisable, December 31, 2004	450,000	$0.65

Balance, January 1, 2005	450,000	$0.65

Options granted	650,000	0.15
Options exercised	-0-	-0-

Balance, December 31, 2005	1,100,000	$0.35

The following is a summary of information about the options outstanding at December 31, 2005:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.15-0.65	1,100,000	2 years	$0.35	1,100,000	$0.35
Note 11 – Related party transactions
Shareholder loans
During the year ended December 31, 2005, the Company received $686,449 in cash advances for operating expenses from shareholders of the Company (see Note 8 above).
During the year ended December 31, 2004, the Company received a loan of $43,000 aggregate principal amount from its Chief Executive Officer. This note does not bear interest and has no maturity date.
Note 12 – Subsequent events
On January 24, 2006, the Company entered into a “Securities Purchase Agreement” with Radical Holdings LP, a Texas limited partnership (“Radical”), which was subsequently amended on March 3, 2006. Pursuant to the Securities Purchase Agreement, as amended, the Company will adopt and file a Certificate of Designation, Rights and Preferences, establishing the Series “A” Convertible Preferred Stock, par value $0.001 per share to issue and sell to Radical. Subject to the terms of the Securities Purchase Agreement, as amended, Radical will purchase 4,392,286 shares of the Series A Preferred Stock for cash totaling $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock are convertible, at any time at the option of the holders of the Series A Convertible Preferred Stock, into that aggregate number of full shares of Company common stock representing 95% of the total Company common stock outstanding after giving effect to the conversion.
As required by the Securities Purchase Agreement, the Company’s Board of Directors and shareholders will adopt and file amended and restated Articles of Incorporation authorizing its Board of Directors to fix and determine the voting powers, designations, preferences, limitations, restrictions and relative rights of the preferred stock of the Company, to delete the article providing for preemptive rights for holders of the Common Stock of the Company, to delete the provision that specifies that the principal place of business of the Company shall be in Clark County, Nevada and to effectuate a 100-for-1 reverse stock split of the outstanding common stock.
We will require approximately $750,000 of funds to operate our business at the desired level during year 2006. We presently do not generate sufficient cash from operations to fund our operating activities and, until recently, limited operations to that which we deemed to be critical.
Radical may, from time to time, in its sole discretion, prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock, loan funds to us to pay outstanding liabilities, accounts payable or other obligations and to provide necessary funds to operate our business. Any funds loaned to us are required:
     (i) to be applied in strict accordance with the uses approved by Radical;
     (ii) if the closing of the purchase and sale of the Series A Convertible Preferred Stock occurs, to be fully credited towards the aggregate purchase price of the Series A Convertible Preferred Stock; and
     (iii) if the Purchase Agreement is terminated for any reason whatsoever, to be repaid in full to Radical, without interest and without deduction thereon, within thirty (30) days following the date of the termination of the Purchase Agreement.
In the event that any funds loaned to us are not repaid pursuant to item (iii) immediately above, we will make in favor of Radical a non-interest bearing note in the aggregate amount loaned by Radical to us and grant Radical a security interest in all of our assets to secure the repayment of all the amounts due and payable under such note or notes. The note or notes shall have a term of ninety (90) days, and the note or notes and security agreement shall be in a form reasonably satisfactory to Radical. As of March 31, 2006, Radical has loaned us an aggregate of $287,000.