Form 10QSB
period 2006-03-31
IMMEDIATEK INC
filed 2006-06-26
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________________ to _____________________________
Commission file number:  000-26703

IMMEDIATEK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of	(IRS Employer Identification No.
incorporation or organization)

10488 Brockwood Road
Dallas, Texas 75238

(Address of principal executive offices)

(972) 852-2876
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2006, the issuer had 32,394,655 shares of common stock outstanding. As of June 23, 2006, the issuer had 378,168 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IMMEDIATEK, INC.

TABLE OF CONTENTS

Page
Part I - Financial Information
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheet at March 31, 2006 (unaudited)	1
Condensed Consolidated Statements of Operations for the three months
ended March 31, 2006 and 2005 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2006 and 2005 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis or Plan of Operation	17
Item 3. Controls and Procedures.	24
Part II - Other Information
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	26

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL STATEMENTS

Immediatek, Inc
Condensed Consolidated Balance Sheet
March 31, 2006
(Unaudited)

March 31,
2006
Assets

Current assets:
Cash	$82,521
Accounts receivable	4,000
Prepaid expenses and other current assets	111,265
Total current assets	197,786

Fixed assets, net	18,831
Goodwill	162,071

Total Assets	$378,688

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$554,779
Accrued liablities	488,154
Accrued Interest	118,823
Notes payable	530,000
Notes payable - related party	330,000
Convertible notes payable	580,749
Total current liabilities	2,602,505

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares
authorized, 32,394,655 shares issued and outstanding	$32,395
Additional paid-in capital	6,993,915
Accumulated Deficit	(9,250,127)
Total Stockholders' Deficit	(2,223,817)

Total Liabilities and Stockholders' Deficit	$378,688

See accompanying notes to condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2006	2005
		(RESTATED)

Revenues	$17,026	$20,795
Cost of sales	18,939	22,409

Gross Margin	(1,913)	(1,614)

Expenses:
General and administrative expenses	65,716	121,017
Consulting fees	-	17,836
Professional fees	28,043	37,916
Administrative salaries	24,750	112,097
Non-cash stock compensation	3,410	35,804
Depreciation and amortization	1,337	39,043
Total cost and expenses	123,256	363,713

Net operating loss	(125,169)	(365,327)

Other income expense:
Loss on extinguishment of debt	-	(46,000)
Interest expense	(37,757)	(34,801)

Net loss	$(162,926)	$(446,128)

Weighted average number of
common shares outstanding - basic and fully diluted	32,394,655	30,623,188

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Three months ended
	March 31,
	2006	2005
		(RESTATED)
Cash flows from operating activities
Net loss	$(162,926)	$(446,128)
Depreciation and amortization	1,337	39,043
Non-cash interest expense	9,371	24,840
Non-cash consulting fees	3,410	37,680
Non-cash stock compensation	-	35,804
Loss on extinguishment of debt	-	46,000
Adjustments to reconcile net loss to net
cash used by operating activities:
Accounts receivable	-	73,281
Prepaid expenses	(107,597)	15,480
Other assets	-	(14,857)
Accounts payable	66,268	789
Accrued liabilities	(19,922)	12,108
Accrued interest	28,206	7,048
Net cash used by operating activities	(181,853)	(168,912)

Cash flows from investing activities
Purchase of fixed assets	(1,569)	-
Net cash used by investing activities	(1,569)	-

Cash flows from financing activities
Cash deficit	(2,951)	-
Payments on notes payable	(18,606)	(230,000)
Proceeds from notes payable	287,500	428,000
Net cash provided by financing activities	265,943	198,000

Net increase in cash	82,521	29,088
Cash - beginning	-	21,550
Cash - ending	$82,521	$50,638

Supplemental disclosures:
Interest paid	$-	$833

Number of common stock shares issued for services	-	264,000

See accompanying notes to condensed consolidated financial statements.

IMMEDIATEK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correction of Errors in Prior Comparative Financial Statements: Immediatek, Inc. (“Immediatek” or the “Company”) has restated its previously issued 2005 consolidated financial statements. The accompanying financial statements for the quarter ended March 31, 2005, have been restated to reflect the corrections. Additionally, the retained deficit at January 1, 2006 was increased by $1,891,601 as a result of adjustments to the previously reported amounts.

The following is a summary of the restatements for 2005:

Increase in non-cash consulting expense to record
common stock issued for consulting services	$431,906
Increase in interest expense to impute interest on non-interest
bearing notes	33,288
Increase in non-cash compensation expense to record
stock option granted on proper measurement date	83,432
Decrease in non-cash consulting expense to record stock
option granted on proper measurement date	(18,822)
Loss on forgiveness of debt for common stock issued
in exchange for release of lien on certain assets purchased	46,000
Increase in non-cash compensation expense to properly record common stock issued to employees for services rendered	180,445
Reclassification of professional fees related to financing
transactions as a reduction of proceeds	(180,410)
Unrecorded liabilities for accrued mechanical and royalty fees	34,281
Adjustment to increase liabilities recorded for payroll taxes	382,864
Adjustment to increase liabilities for sales taxes	60,947
Warrants issued for consulting services	188,145
Increase in non-cash compensation expense to record shares issued to
employees and non-employees from shares owned by officers	160,666
Increase in non-cash consulting expense to record warrants to purchase shares of common stock owned by officers of the Company
issued to consultants for services rendered	48,860
Loss on extinguishment of debt in exchange for common stock
measured at fair market value	439,999

Total increase in retained deficit	$1,891,601

The effects on the Company’s previously issued consolidated balance sheet at December 31, 2005 are summarized as follows:

Balance Sheet as of December 31, 2005

	Previously Recorded	Adjustment		Restated
Accrued liabilities	$480,991	$27,085		$508,076
Accrued interest	85,397	5,220		90,617
Common stock	38,769	(6,374)	(1)	32,395
Additional paid in capital	5,115,463	1,865,670	(1)	6,981,133
Accumulated deficit	$7,195,600	$1,891,600		$9,087,200

(1)
See Note 3 below for a discussion of the adjustment to common stock relating to the rescission of shares that were previously issued. The original issuance of the shares in 2005 was recorded to common stock and additional paid in capital, thus there was no impact to accumulated deficit in the restated financial statements.

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business.  Management of the Company believes that, as a result of $3,000,000 in funding received in June 2006 (see Note 9), the Company has adequate resources to fund operations for fiscal 2006 based on its current business plan.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan.

See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing in the future, if and when needed, could have a material adverse effect on the Company.

Description of Business: Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., records live content, such as concerts and conferences, and makes the recorded content available for sale to attendees within fifteen minutes after the conclusion of the live event. The recorded content also is made available for sale on DiscLive’s website, www.disclive.com.

Basis of Presentation: The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company, including DiscLive, Inc, which conducts primarily all of the Company’s operating activity.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 (restated), and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 (restated), are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. Such adjustments were of a normal recurring nature, except as discussed above in “Correction of Errors in Prior Comparative Financial Statements.”  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) and which should be read in conjunction with this quarterly report. However, see “Correction of Errors in Prior Comparative Financial Statements” above for a description of adjustments to be made to the reported amounts in the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31,2005.

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.

The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows: generating sufficient revenue from operating activity to support operations, obtaining sufficient contracts to record live content, achieving anticipated levels of sales of products, competition from a substantial competitor, maintaining a quality product in light of technological changes and upgrades, dependence on vendors and contractors and delays and disruptions in the delivery or shipment of the Company’s products.

Cash: Cash consists principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.  There were no cash equivalents at the three months ended March 31, 2006.

Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value due primarily to their short-term nature.

The estimated fair value of financial instruments has been determined by the Company based on available market information and appropriate valuation methodologies. Considerable judgment is required, however, in interpreting market data to develop the fair value estimates. The estimates, therefore, may not be indicative of the amount the Company might realize in a current market exchange.

Fixed assets: Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Software	3 years
Office furniture and fixtures	7 years

Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Revenue recognition: The Company recognizes revenue from its sales based on the gross sale amount pursuant to the indicators outlined in EITF 99-19, as the Company is the primary obligator in the sale arrangement, establishes all pricing levels and has sole discretion with respect to supplier selection. All costs based upon each sale are expensed as costs of sales as revenue is recognized. Pursuant to EITF 00-10, the Company will include all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as costs of sales. The Company will recognize a revenue transaction as being complete upon delivery of product and so record the revenue. The Company bases this recognition policy on the authoritative literature located in FAS-48, par 6.

The Company sells its custom CD products at the venue and orders from its web site. All revenue generated from both types of sales is recognized upon delivery to the customer. In 2004, the Company added a feature to its website whereby its on-line customers have the ability to download pre-recorded music in the form of a proprietary file for use on various computer equipment. All sales generated from the download option are recognized upon each physical download. The download system is designed to require credit card processing and acceptance prior to allowing any download capabilities. At the point the credit card authorization has processed, the Company recognizes the revenue generated from that sale.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Revenue for the three months ended March 31, 2006 was $17,026 and cost of sales was $18,939. Revenue for the three months ended March 31, 2005 (restated) was $20,795 and costs of sales was $22,409.

Goodwill: The Company evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. At December 31, 2005, the Company reviewed the carrying value of goodwill and recognized an impairment loss in the amount of $162,071 as of December 31, 2005 (restated).

Impairment of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. The Company recognized impairment losses in the amount of $539,434 as of December 31, 2005 (restated).

Stock-Based Compensation: For all periods presented, the Company has used the fair value based method of accounting for stock-based compensation, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” Under this method, stock-based compensation expense is determined on the measurement date based on the estimated fair value of the award. Stock based compensation includes stock options and awards granted to both employees and consultants.

Net loss per share: The net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share. Options to purchase 612,500 shares of common stock and warrants to purchase 3,742,249 shares of common stock in 2006, and options to purchase 450,000 shares of common stock and warrants to purchase 3,905,582 shares of common stock in 2005, were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.

Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

Recently Issued Accounting Pronouncements:

Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for the Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements. The Company will continue to apply the requirements of SFAS No. 154 to any future accounting changes and error corrections.

Share-Based Payment. In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes formula to estimate the fair value of stock issued, and stock options granted, to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. The Company also elected to continue to estimate the fair value of stock issued, and stock options granted, to employees using the Black-Scholes formula. In the first quarter of 2006, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s first quarter stock-based compensation expense. Further, the Company believes that the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense. As of March, 31, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements.

Inventory Costs. In November 2004, FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective for our Company on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of March 31, 2006, the Company has accumulated net losses from operations totaling $9,250,127, the Company’s current liabilities exceeded its current assets by $2,404,719 and its total liabilities exceeded its total assets by $2,223,817. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the Company’s inability to generate sufficient cash from operating activities to sustain its operations, additional financing was required. The Company has been attempting to raise adequate capital to be able to continue its operations and implement its business plan. Management has had to devote a significant amount of time to raising capital rather than to operations. Due the lack of adequate funds, management of the Company took certain steps in late 2005 and the first quarter of 2006 to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP, which provided the Company with an aggregate of $3.0 million of funds in June 2006 (see Note 9). These proceeds are required to be used to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have $750,000 of operating funds, which management anticipates will sustain the Company’s operations for fiscal year 2006. At the end of fiscal year 2006, the Company will be required to obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operating activities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - COMMON STOCK

On March 2, 2006, Zach Bair and Paul Marin agreed with the Company to rescind 3,000,000 shares and 2,275,000 shares, respectively, of Company common stock issued to them in September 2005 effective as of the date of issue. The certificates evidencing these shares were returned to the transfer agent and cancelled in March 2006.

On March 2, 2006, Gary Blum agreed with the Company to rescind 500,000 shares of Company common stock issued to him in September 2005 effective as of the date of issue. The certificate evidencing these shares was returned to the transfer agent and cancelled in March 2006.

Effective September 2005, Mr. Marin returned to the transfer agent 600,000 shares of Company common stock that were issued to him in error.

NOTE 4 - WARRANTS

The following table summarizes the information with respect to warrants for the three months ended March 31, 2006 and 2005:
	2006		2005
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance, beginning of year	3,875,582	$0.24	4,555,582	$0.34

Warrants granted	-	-	-	-
Warrants expired	133,333	$0.01	650,000	$0.14
Warrants exercised	-	-	-	-

Balance, March 31	3,742,249	$0.23	3,905,582	$0.24

Exercisable, March 31	3,742,249	$0.23	3,905,582	$0.24

The exercise prices of the warrants outstanding at March 31, 2006 ranged from $0.15 to $0.75, and the weighted average remaining contractual life of these warrants was 1 year.

NOTE 5 - STOCK OPTIONS

On February 14, 2006, the Company terminated its consulting relationship with a consultant to whom it granted an option to purchase 650,000 shares of Company common stock. Pursuant to the agreement evidencing the option, shares vested in 36 equal monthly installments at the end of each calendar month, commencing in May 2005, so long as the consulting arrangement was in effect. As a result of the termination of this consulting arrangement and in accordance with the option agreement, the shares acquirable pursuant to the options ceased to vest after nine monthly installments, which resulted in 162,500 vested shares under this option. The term of this option for vested shares expires in May 2008.

The following table summarizes the information with respect to stock options for the three months ended March 31, 2006 and 2005:

	2006		2005
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Balance, beginning of year	1,100,000	$0.35	450,000	$0.65

Options granted	-	-	-	-
Options expired	487,500	0.07	-	-
Options exercised	-	-	-	-

Balance, March 31	612,500	$0.52	450,000	$0.65

Exercisable, March 31	612,500	$0.52	-	-

The exercise prices of the options outstanding at March 31, 2006 ranged from $0.15 to $0.65, and the weighted average remaining contractual life of these options was 14 months.

NOTE 6 - NOTES PAYABLE

Pursuant to the Securities Purchase Agreement, or Purchase Agreement, between Radical Holdings LP, or Radical, and the Company, Radical may, from time to time, in its sole discretion, prior to the closing of the transactions evidenced by the Purchase Agreement, loan funds to the Company to pay outstanding liabilities, accounts payable or other obligations and to provide necessary funds to operate the Company’s business. Any funds loaned to the Company are required:

(i) to be applied in strict accordance with the uses approved by Radical;
(ii) if the closing of the purchase and sale of the Series A Convertible Preferred Stock occurs under the Purchase Agreement, to be fully credited towards the aggregate purchase price of the Series A Convertible Preferred Stock; and
(iii) if the Purchase Agreement is terminated for any reason whatsoever, to be repaid in full to Radical, without interest and without deduction thereon, within thirty (30) days following the date of the termination of the Purchase Agreement.

In the event that any funds loaned to the Company are not repaid pursuant to item (iii) immediately above, the Company will make in favor of Radical a non-interest bearing note in the aggregate amount loaned by Radical to the Company and grant Radical a security interest in all of the Company’s assets to secure the repayment of all the amounts due and payable under such note or notes. The note or notes shall have a term of ninety (90) days, and the note or notes and security agreement shall be in a form reasonably satisfactory to Radical. As of March 31, 2006, Radical had loaned the Company an aggregate of $287,000.

Effective January 31, 2006, the Company made an Amended and Restated Consolidated Secured Convertible Promissory Note in the aggregate principal amount of $330,749 in favor of a noteholder. This note revised the conversion terms of the Secured Convertible Promissory Notes previously made by the Company in favor of the noteholder and consolidated all of the Secured Convertible Promissory Notes previously made by the Company in favor of the noteholder and advances to the Company previously made by the noteholder.

The following table describes the Company’s outstanding short-term debt as of March 31, 2006. The Company had no long-term debt as of March 31, 2006.

Amended & Restated Consolidated Secured Convertible Promissory Note, bearing interest at 10% per annum, due on June 30, 2006	$330,749	(1)

Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on April 1, 2006)	175,000	(2)

Secured Convertible Promissory Note, bearing interest at 10% per annum, due on April 1, 2006	25,000	(3)

Secured Promissory Note, bearing interest at 10% per annum, due April 1, 2006	425,000

Secured Convertible Promissory Note, bearing interest at 10% per annum, due on April 1, 2006	50,000	(3)

Unsecured note from a related party bearing no interest and due on demand	43,000

Promissory Note, bearing interest at 7% per annum, due on April 1, 2006	100,000

Promissory Note, bearing no interest, due on April 1, 2006	5,000

Note payable to Radical Holdings LP	287,000

Total Short-term debt	$1,440,749

(1)
Pursuant to the Amended and Restated Consolidated Secured Convertible Promissory Note, $300,500 aggregate principal amount of this note is convertible into Company common stock at a conversion price of $0.125 per share of common stock. The conversion price is subject to adjustment for stock splits, combinations and similar events. Pursuant to a Waiver and Release from this noteholder, the noteholder agreed to waive any and all accrued but unpaid interest on this note The Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 9 - Subsequent Events).

(2)
Pursuant to a Note Conversion Agreement, Waiver and Release, as amended, with this noteholder, the noteholder has agreed to convert $150,000 aggregate principal amount of the note into Company common stock at a conversion price of $0.125 per share of common stock (subject to adjustment for stock splits, combinations and similar events) and waive any and all accrued but unpaid interest. The Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 9 - Subsequent Events).

(3)
Pursuant to the Note Conversion Agreement, Waiver and Release, as amended, with these noteholders, the noteholders have agreed to convert all aggregate principal amount of their respective notes into Company common stock at a conversion price of $0.125 per share of common stock (subject to adjustment for stock splits, combinations and similar events) and waive any and all accrued but unpaid interest. Each Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 9 - Subsequent Events).

Interest expense totaled $37,757 and $34,801 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 7 - ACCOUNTS PAYABLE

As of March 31, 2006, the Company had outstanding accounts payable in the amount of $554,779, of which $372,152 had been outstanding over 90 days. The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On January 23, 2006, the Company and Jess Morgan & Company, or JSM, entered into the Agreement, Settlement and Release, or the JSM Release. In accordance with the JSM Release, the Company will amend the warrant previously issued to JSM to remove provisions contained in the warrant that granted the Company rights to call the warrant upon certain events. Additionally, under the JSM Release, the Company will, after the consummation of the one hundred-for-one reverse stock split and prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock under the Purchase Agreement, issue to JSM a total of 94,157 shares of Company common stock, or such other amount as is necessary to result in JSM holding 25% of the outstanding Company common stock immediately prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock. In consideration for the above waiver and issuance, JSM has agreed, upon receipt of those shares and subject to the closing of the transaction between Radical Holdings LP and the Company (See Note 9 - Subsequent Events), to terminate all agreements, other than the warrant, between it and the Company, including, without limitation, the Proposal of Terms and a letter agreement regarding operation guidelines, and forever waive and release any and all rights, claims and other matters that JSM may have. In the event that the closing of the purchase and sale of the Series A Convertible Preferred Stock does not occur on or prior to July 1, 2006, the JSM Release will terminate (See Note 9 - Subsequent Events).

On January 23, 2006, the Company and Phil McMorrow entered into an agreement that contains the same material terms as the JSM Release. Pursuant to this agreement, however, Phil McMorrow will be issued 9,416 shares of Company common stock, or such other amount as is necessary to result in Mr. McMorrow being issued 10% of the aggregate number of shares of Company common stock issued to JSM after the date thereof but immediately prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock (See Note 9 - Subsequent Events).

The Company also has entered into agreements with holders of instruments evidencing Company indebtedness to convert $195,000 aggregate principal amount of outstanding Company indebtedness into Company common stock after consummation of the one hundred-for-one reverse stock split at a conversion price of $12.50 per share of Company common stock. Any of this outstanding indebtedness not converted into shares of Company common stock will be paid by the Company upon the closing of the purchase of the Series A Convertible Preferred Stock. Pursuant to those agreements, the holders waived any interest payable on that indebtedness, will release their security interests in the assets securing the repayment of that indebtedness prior to the closing of the purchase and sale of the Series A Preferred Stock and agreed to forever waive and release any and all rights, claims and other matters that they may have. In the event that the closing of the purchase and sale of the Series A Convertible Preferred Stock does not occur on or prior to July 1, 2006, these agreements will terminate (See Note 9 - Subsequent Events).

NOTE 9 - SUBSEQUENT EVENTS

Advances by Radical Holdings LP

Since January 1, 2006, Radical Holdings LP has loaned an aggregate of $347,000 to the Company pursuant to the Securities Purchase Agreement, as amended, of which $60,000 was loaned subsequent to March 31, 2006.

Amended and Restated Articles of Incorporation and Reverse Stock Split

On June 5, 2006, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of the State of Nevada, which became effective upon its filing. The Amended and Restated Articles of Incorporation of the Company amended the articles of incorporation as follows:

•	removed the ability of stockholders to exercise preemptive rights with respect to issuances that occur subsequent to filing of the Amended and Restated Articles of Incorporation; and
•
to provide the Board of Directors of the Company with the authority to determine the rights, attributes and preferences of any preferred stock to be issued by the Company. As a result, authorized but unissued shares of the preferred stock may be issued at such times, for such purposes and for such consideration as the Board of Directors may determine to be appropriate without further authority from the Company’s stockholders, except as otherwise required by applicable corporate law, terms of outstanding preferred stock or stock exchange policies.

Additionally, the Amended and Restated Articles of Incorporation effected a 100-for-1 reverse stock split of the then outstanding Company common stock., which occurred at the close of business on June 6, 2006. Each stockholder of record immediately prior to the reverse split now holds one-hundredth of the shares they held before the split. All fractional shares were rounded up to the next whole number. In connection with the reverse stock split, the Company’s stock symbol on the Over-the-Counter Bulletin Board changed from “ITEK” to “IMKI.”

Certificate of Designation for Series A Convertible Preferred Stock

On June 5, 2006, the Company filed a Certificate of Designation, Rights and Preferences with the Secretary of State of the State of Nevada, which became effective upon its filing. The Certificate of Designation, Rights and Preferences established the Series A Convertible Preferred Stock consisting of 4,392,286 shares. The Board of Directors of the Company, pursuant to the Amended and Restated Articles of Incorporation of the Company, has the authority to issue in one or more series up to five million shares of preferred stock. The following is a summary of the material terms of the Series A Convertible Preferred Stock issued to Radical (as described below) and established pursuant to the Certificate of Designation, Rights and Preferences:

Dividends. The holders of the Series A Convertible Preferred Stock are not entitled to any preferential dividends. Holders of the Series A Convertible Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on shares of Company common stock.

Liquidation. Upon the liquidation, dissolution or winding up of the Company, an acquisition of the Company that results in the sale of more than 50% of the outstanding voting power of the Company, or the sale or exclusive license of all or substantially all of the assets of the Company, the holders of the Series A Convertible Preferred Stock are entitled to receive, out of the legally available funds and assets of the Company, before any payment is made to any shares of Company common stock or other junior stock, an amount per share equal to the greater of:

•	$0.683015632 per share of Series A Convertible Preferred Stock; and
•
The amount that the holder of that share of Series A Convertible Preferred Stock would have received had the holder converted that share into shares of Company common stock immediately prior to the liquidation event.

If the legally available funds and assets of the Company are insufficient to pay the holders of shares of the Series A Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Convertible Preferred Stock and the holders of capital stock of the Company that is on a parity with the Series A Convertible Preferred Stock will share ratably in any distribution of the remaining legally available funds and assets of the Company.

Ranking. The Series A Convertible Preferred Stock shall, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, rank senior to the shares of Company common stock and other junior stock.

Conversion. The shares of Series A Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing 95% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding Company common stock, after giving effect to the conversion. Accordingly, in the event the Company should issue additional capital stock before conversion of the Series A Convertible Preferred Stock, the conversion price per share is subject to downward adjustments in order to cause the holders of the Series A Convertible Preferred Stock, collectively, to own 95% of the outstanding shares of Company common stock upon conversion of all Series A Convertible Preferred Stock. The conversion price of a share of Series A Convertible Preferred Stock into shares of Company common stock also is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.

Voting. The holders of the shares of Series A Convertible Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. Except as required by law on matters requiring class voting, the holders of the Series A Convertible Preferred Stock and Company common stock will vote together as a single class.

Protective Provisions. Unless the directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement control the Board of Directors of the Company with respect to all actions, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, except where the vote or written consent of the holders of a greater number of shares of the Company is required by law or by the Company’s articles of incorporation, and in addition to any other vote required by law or by the Company’s articles of incorporation, the Company shall not, and the Company shall cause its subsidiaries not to, as applicable, without the prior vote or written consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding:

(a) amend the articles or bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Convertible Preferred Stock or the shares issuable upon conversion of the Series A Convertible Preferred Stock;

(b) reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on a parity with, the Series A Convertible Preferred Stock;

(c) authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);

(d) merge or consolidate with or into any corporation or other person;

(e) sell all or substantially all their respective assets in a single transaction or series of related transactions;

(f) license all or substantially all of their respective intellectual property in a single transaction or series of related transactions;

(g) liquidate or dissolve;

(h) alter any rights of the holders of the Series A Convertible Preferred Stock or change the size of the Board of Directors;

(i) declare or pay any dividends (other than dividends payable to the Company or its subsidiaries) on or declare or make any other distribution, directly or indirectly, on account of any shares of Company common stock now or hereafter outstanding;

(j) repurchase any outstanding shares of capital stock;

(k) approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

(l) increase the salary of any officer or employee or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding;

(m) retain, terminate or enter into any salary or employment negotiations or employment agreement with any employee or any future employee;

(n) incur indebtedness (other than trade payables) or enter into contracts or leases that require payments in excess of $5,000 in the aggregate;

(o) make or incur any single capital expenditure;

(p) award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

(q) make any material change in the nature of its business or enter into any new line of business, joint venture or similar arrangement;

(r) pledge its assets or guarantee the obligations of any other individual or entity;

(s) recommend approval of any new equity incentive plan;

(t) form or acquire any subsidiary, joint venture or similar business entity; or

(u) directly or indirectly enter into, or permit to exist, any material transaction with any affiliate of the Company, any director or officer or any affiliate of a director or officer, or transfer, pay, loan or otherwise obligate the Company to give cash, services, assets or other items of value to affiliates, officers or directors or any affiliate of a officer or director or commit to do any of the preceding after the date hereof, except for employee compensation or for reimbursement of ordinary business expenses.

Board of Directors. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding shall have the right to designate all the persons to serve as directors on the Board of Directors of the Company and its subsidiaries. If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of the Company’s or its subsidiaries’ Board of Directors and committees thereof.

Issuances of Shares pursuant to Settlements and Debt Conversion

On June 7, 2006, the Company issued 98,783 and 9,879 shares of Company common stock to Jess Morgan & Co. and Phil McMorrow, respectively, under their respective Agreement, Settlement and Release with the Company. Additionally, pursuant to a convertible note or conversion agreements, the Company issued an aggregate of 42,040 shares of Company common stock to noteholders upon the conversion of $525,500 aggregate principal amount of outstanding indebtedness.

Sale of Series A Convertible Preferred Stock

On June 8, 2006, the Company, issued and sold, and Radical Holdings LP purchased, 4,392,286 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3.0 million (including advances made prior to June 8, 2006 by Radical to the Company), or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Purchase Agreement.

In connection with, and as a condition to, the purchase and sale of the Series A Convertible Preferred Stock, the Company, Radical, Zach Bair and Paul Marin entered into an Investor’s Rights Agreement. The Investor’s Rights Agreement grants Radical certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected. The Investor’s Rights Agreement also grants Radical rights of first refusal to purchase any or all of the securities of the Company that Messrs. Bair or Marin propose to sell or otherwise transfer on the same terms and conditions as the proposed sale or transfer by them. In addition, the Investor’s Rights Agreement provides that Messrs. Bair and Marin are prohibited from selling or otherwise transferring any securities of the Company owned by them for a period of three years. After three years, they can sell or otherwise transfer only half of the securities owned by them. If, however, Messrs. Bair or Marin is terminated for a reason other than cause, upon his termination he can sell a total of 10% of the securities owned by him in any given month.

Further, in the Investor’s Rights Agreement, the Company covenanted with Radical as to certain matters, including the following:

Protective Provisions. Unless the directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement control the Board of Directors of the Company with respect to all actions, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, except where the vote or written consent of the holders of a greater number of shares of the Company is required by law or by the Company’s articles of incorporation, and in addition to any other vote required by law or by the Company’s articles of incorporation, the Company shall not, and the Company shall cause its subsidiaries not to, as applicable, without the prior vote or written consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding:

(a) amend the articles or bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Convertible Preferred Stock or the shares issuable upon conversion of the Series A Convertible Preferred Stock;

(b) reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on a parity with, the Series A Convertible Preferred Stock;

(c) authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);

(d) merge or consolidate with or into any corporation or other person;

(e) sell all or substantially all their respective assets in a single transaction or series of related transactions;

(f) license all or substantially all of their respective intellectual property in a single transaction or series of related transactions;

(g) liquidate or dissolve;

(h) alter any rights of the holders of the Series A Convertible Preferred Stock or change the size of the Board of Directors;

(i) declare or pay any dividends (other than dividends payable to the Company or its subsidiaries) on or declare or make any other distribution, directly or indirectly, on account of any shares of Company common stock now or hereafter outstanding;

(j) repurchase any outstanding shares of capital stock;

(k) approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

(l) increase the salary of any officer or employee or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding;

(m) retain, terminate or enter into any salary or employment negotiations or employment agreement with any employee or any future employee;

(n) incur indebtedness (other than trade payables) or enter into contracts or leases that require payments in excess of $5,000 in the aggregate;

(o) make or incur any single capital expenditure;

(p) award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

(q) make any material change in the nature of its business or enter into any new line of business, joint venture or similar arrangement;

(r) pledge its assets or guarantee the obligations of any other individual or entity;

(s) recommend approval of any new equity incentive plan;

(t) form or acquire any subsidiary, joint venture or similar business entity; or

(u) directly or indirectly enter into, or permit to exist, any material transaction with any affiliate of the Company, any director or officer or any affiliate of a director or officer, or transfer, pay, loan or otherwise obligate the Company to give cash, services, assets or other items of value to affiliates, officers or directors or any affiliate of a officer or director or commit to do any of the preceding after the date hereof, except for employee compensation or for reimbursement of ordinary business expenses.

Board of Directors. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding shall have the right to designate all the persons to serve as directors on the Board of Directors of the Company and its subsidiaries. If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of the Company’s or its subsidiaries’ Board of Directors and committees thereof.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or ITEK, and its subsidiaries, including DiscLive, Inc., or DiscLive, collectively.

The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB. Additionally, MD&A should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005. However, see “Correction of Errors in Prior Comparative Financial Statements” in Note 1 accompanying our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-QSB for a description of adjustments to be made to the reported amounts in the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31,2005. MD&A includes the following sections:

•	Our Business - a general description of our business; our objectives, our areas of focus; and the challenges and risks of our business.
•	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review - an analysis of our consolidated results of operations for the periods presented in our condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB.
•	Liquidity, Capital Resources and Financial Position - an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.

Our Business

General

ITEK, through its operating subsidiary, DiscLive, records live content, such as concerts and conferences, and makes the recorded content available for sale to attendees within fifteen minutes after the conclusion of the live event. The recorded content also is made available for sale on our website, www.disclive.com. The content is delivered primarily via CD or DVD, but also is available for download via iPod®.

DiscLive has recorded live events for Billy Idol, Jefferson Starship, the Pixies, The Fixx, George Clinton (DVD) and Vertical Horizon, among others. During the three months ended March 31, 2006, we recorded nine live events and sold, or delivered under contract, approximately 900 recordings of those events and prior events.

History of Operating Losses

We incurred a net loss of $162,926 and $446,128 and used cash in operations of $181,853 and $168,912 for the three months ended March 31, 2006 and 2005, respectively. In addition, we are highly leveraged. At March 31, 2006, our current liabilities exceeded current assets by $2.4 million and our stockholders’ deficit was $2.2 million. Our existence and operations are dependent upon our ability to obtain the necessary capital, primarily through the issuance of additional equity. See “Recent Developments and Change in Control” below.

The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2005 and 2004, included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

We funded our operations during the three months ended March 31, 2006 primarily through borrowings from Radical Holdings LP. During the three months ended March 31, 2006, we borrowed $287,000 aggregate principal amount to cover operations and repay indebtedness. See “Liquidity and Capital Resources and Financial Position” below.

Recent Developments and Change in Control

On January 24, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with Radical Holdings LP, or Radical, which was subsequently amended on March 3, 2006. Upon the satisfaction of conditions precedent contained in the Purchase Agreement, Radical purchased 4,392,286 shares of Series A Convertible Preferred Stock of the Company for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, on June 8, 2006. The Series A Convertible Preferred Stock is convertible, at the option of, and at any time by, the holders of the Series A Convertible Preferred Stock, into that number of full shares of our common stock representing 95% of our outstanding common stock after giving effect to the conversion. With the purchase of the Series A Convertible Preferred Stock of the Company by Radical pursuant to the Purchase Agreement, as amended, a change in control of the Company occurred, as Radical beneficially owns 95% of the outstanding securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.

Our Objectives

Our objective is to utilize our assets - brand name, unique concept, trade secrets, intellectual property and people - to increase live recordings and sales of those recordings. Our vision to achieve that objective includes:

•
Increase in Recordings: Market and expand our services to a number of live events in order to increase the sales of our product. Management is now able to devote its time to this endeavor instead of securing capital to continue operations with consummation of the transaction evidenced by the Purchase Agreement.

•	Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently.

Areas of Focus

Revitalizing the Company. We are focused on revitalizing the Company using the proceeds from the sale of the Series A Convertible Preferred Stock. In anticipation of receipt of those funds, we hired three new employees, one in sales, one in accounting and one for customer assistance and general matters. With these new employees, we believe that we will have the necessary people to support and manage our operations. Further, utilizing the proceeds from the sale of the Series A Convertible Preferred Stock to repay all of our outstanding liabilities, which is required by the Purchase Agreement, we believe that we will have better relationships with vendors and more creditability with customers.

Realizing on Our Business Plan and Potential. Our management is now able to direct substantially all of its attention to implementing the business plan and to operations rather than attempts to secure additional funding to continue operations with the consummation of the transaction evidenced by the Purchase Agreement. We further believe that our existing employees, together with our new employees, will be able to better market our products, expend more time analyzing and procuring contracts to record live events and better manage costs and assets in performing under those contracts.

Challenges and Risks

Operating in this industry provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management.

Utilizing the new funds in a manner that is accretive. If we do not manage our assets aggressively and apply the additional capital, if received, judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.

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

Competing with a Substantial Competitor. Our major competitor, Instant Live, which is a division of Live Nation, formerly part of Clear Channel Entertainment, Inc., has substantial more resources than us, both financially and in the industry. According to Live Nation, for the year ended December 31, 2005, it promoted, produced or hosted over 29,500 events, including music concerts, theatrical performances, specialized motor sports and other events, with total attendance nearing 60 million, and as of December 31, 2005, it owned or operated 119 venues, consisting of 77 domestic and 42 international venues, which include 37 amphitheaters, 61 theaters, 15 clubs, four arenas and two festival sites. As a result of Live Nation’s ownership of the venues and production of the events, we believe that Instant Live has a substantial competitive position to us in obtaining live event recording contracts.

Maintaining a Quality Product. Our product is relatively new and continues to evolve. In early 2004, the speed of compact disc duplicators increased to a point where our product could be produced efficiently. As technology improves and better quality recordings are necessary, we will be required to improve our products to maintain a market for our products and compete with our competitors. In that regard, we have already transitioned to multi-track recording, which provides a more quality product.

Additionally, see “Risk Factors” in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2005 concerning other risks and uncertainties facing us.

Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions that the amounts reported in the consolidated financial statements and in the notes accompanying the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:

•
Recoverability of Non-Current Assets. The Company has certain non-current assets, including goodwill and tangible fixed assets. Management considers the life of goodwill on an annual basis and is assessed for recoverability if events occur that provide indications of impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically its value in use. If the value in use of a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement.

•
Revenue Recognition. The Company recognizes revenue from its sales based on the gross sale amount pursuant to the indicators outlined in EITF 99-19, as the Company is the primary obligator in the sale arrangement, establishes all pricing levels and has sole discretion with respect to supplier selection. All costs based upon each sale are expensed as costs of sales as revenue is recognized. Pursuant to EITF 00-10, the Company will include all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue. The Company will recognize a revenue transaction as being complete upon delivery of product and so record the revenue. The Company bases this recognition policy on the authoritative literature located in FAS-48, par 6.

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements commencing on page 4.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of the condensed consolidated financial statements commencing on page 4 for a discussion of recent accounting standards and pronouncements.

Operations Review

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. For the three months ended March 31, 2006, revenue was $17,026, compared to $20,795 for the three months ended March 31, 2005, or a decrease of $3,769. The decrease in revenue was primarily due to one time special event for a lump sum amount, which was offset by an increase in online sales .

We expect revenues to increase in the next six to nine months as we ramp up our operations, which were limited in fiscal 2005 and the first three months of fiscal 2006 due to the lack of necessary operating funds.

Cost of Sales. For the three months ended March 31, 2006, cost of sales was $18,939, compared to $22,409 for the three months ended March 31, 2005, or a decrease of $3,470. The decrease in cost of sales is attributable to the decline in revenues as well as a decline in costs incurred in recording a non-revenue event during the three months ended March 31, 2005.

Gross Margin. For the three months ended March 31, 2006, gross margin was ($1,913) as compared to ($1,614) for the three months ended March 31, 2005. The increase in the negative gross margin is attributable to a one time event in 2005 that produced higher gross margins than expected. If we generate more revenue in the next six to nine months, we expect that cost of sales will increase proportionately with that increase.

General and Administrative Expense. For the three months ended March 31, 2006, general and administrative expense was $65,716, as compared to $121,017 for the three months ended March 31, 2005. This decrease is attributable to: $21,000 reduction in office rent, a decrease in travel expense of approximately $12,000, a decrease in insurance expense of approximately $11,000 and a decrease in consulting expense of approximately $14,000. These decreases were offset by incremental increases in other general and administrative expenses of approximately $3,000.

We anticipate general and administrative expense will increase over year 2006 due the new office space we leased in February 2006 at a rate of $2,000 per month, the increase in the number of total employees from two to five and costs of new procedures and policies, which are being implemented to assist us in operating more efficiently and may be required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.

Consulting Fees. Consulting service expenses were $17,836 for the three months ended March 31, 2005. There were no consulting service expenses for the three months ended March 31, 2006 as the Company did not use the services of consultants due to the lack of necessary operating funds.

During the remainder of the 2006 fiscal year, we expect to have an increase in consulting expense, as we use, or have retained, consultants to assist us with accounting and tax matters. We may be required to retain a consultant to review and implement internal controls required by Sarbanes-Oxley. The Securities and Exchange Commission, however, is considering relief under this requirement for small business issuers, but has not published its conclusions as of yet. As a result, we are unable to determine what costs will be required to be incurred in order to meet these requirements.

Professional Fees. Professional fees were $28,043 for the three months ended March 31, 2006, as compared to $37,916 for the three months ended March 31, 2006. This decrease of $9,873 is primarily due reduction of legal expense for the pursuit of intellectual property rights.

We anticipate that professional fees for the remainder of year 2006 will increase. These anticipated increases will be attributable to increases in audit fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we ramp up our operations. We anticipate that these increases will be partially offset by decreases in accounting and book-keeping fees, as we have hired an employee to perform this function.

Administrative Salaries. Administrative salary expense decreased $87,347 from the comparative period. This decrease in administrative salaries resulted reductions in compensation paid our employees due to lack of available funds.

Administrative salaries will be approximately $388,000 during year 2006 due to the addition of three new employees. Other than the foregoing, we do not expect any further increases in administrative salaries expense during year 2006.

Other Income (Expense). Other expense of $80,801 for the three months ended March 31, 2005, consisted of $46,000 of loss on conversion of notes payable to common stock based upon fair market value and $34,801 of interest expense. Other expense of $37,757 for the three months ended March 31, 2006 consisted entirely of interest expense.

Income Taxes. There was no Federal income tax expense recorded for the three months ended March 31, 2006 and 2005, due a net loss in each period.

Liquidity and Capital Resources and Financial Position

Our cash was $82,521 at March 31, 2006. This represents an increase of $85,202 from the cash deficit position at December 31, 2005.  The increase was the result of the $287,500 advances in the form of notes payable received from Radical Holdings LP and an additional investor. The increase was offset by $181,853 of net funds used in operations and the repayment of notes payable to a commercial bank of $18,606.

As a result of our inability to generate sufficient cash from operating activities at this time to sustain our operations, additional financing was required. In that regard, we entered into the Purchase Agreement with Radical, which provided us with $3.0 million of funds at the sale of the Series A Convertible Preferred Stock in accordance with, and subject to, the terms of the Purchase Agreement on June 8, 2006. The proceeds are required to be used to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of our liabilities, we estimate that we will have $750,000 of operating funds, which we anticipate will sustain our operations for fiscal year 2006. At the end of fiscal year 2006, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities.

Operating Activities. Cash used in operating activities was $181,853 and $168,912 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash used resulted primarily from the decline in the net loss offset by the deferral of amounts due for accounts payable and accrued expenses. Additionally, the Company utilized prepaid assets during 2006 which contributed to the increase in the net cash used for the quarter .

Investing Activities. Cash used in investing activities was $1,569 for the three months ended March  31, 2006. There were no investing activities for the three months ended March 31, 2005. The cash used in investing activities consisted entirely of purchases of fixed assets.

Financing Activities. Cash from financing activities was $265,943 for the three months ended March 31, 2006, and $198,000 for the three months ended March 31, 2005. This increase resulted primarily from the proceeds from the advances from Radical Holdings LP in the amount of $287,000 offset by a net decrease of proceeds from other notes payable and a payment of approximately $19,000 on a commercial bank note.

Indebtedness

We have no long-term debt, but have significant short-term debt. As a result, we are highly leveraged. At December 31, 2005, our current liabilities exceeded our current assets by $2.4 million and our stockholders’ deficit was $ 2.2 million. The following table is a summary of our short-term debt as of March 31, 2006.

Short-Term Debt	Balance at March 31, 2006	(1)
Amended and Restated Consolidated Secured Convertible Promissory Note, effective January 31, 2006, bearing interest at 10% per annum, due June 30, 2006	$ 330,749	(2)
Secured Promissory Note, dated April 8, 2005, bearing interest at 10% per annum	425,000	(3)
Secured Convertible Promissory Notes, dated November 29, 2004, bearding interest at 10% per annum, due April	250,000	(3)
Promissory Note in favor of Chief Executive Officer, bearing no interest	43,000
Promissory Note, dated Feb. 28th, 2005, bearing interest at 7% per annum	100,000	(3)
Promissory Note, dated Sept. 9th, 2004, bearing no interest	5,000	(3)
Note payable to Radical Holdings LP	287,000
Total Short-Term Debt	$1,440,749

(1)
Except as otherwise described in the following footnotes, we are required to use the proceeds from the sale of the Series A Convertible Preferred Stock to repay all amounts outstanding under this short-term indebtedness after giving effect to the conversion of indebtedness to our common stock as described in the following footnotes.

(2)
Pursuant to the terms of this note, $300,500 aggregate principal amount of this note converted into shares of our common stock at $12.50 per share (post-100-for-1 reverse stock split) immediately prior to the sale of the Series A Convertible Preferred Stock. Pursuant to a Waiver and Release by and between this noteholder and the Company, this noteholder agreed to waive all accrued but unpaid interest on the note at conversion.

(3)	The holder of this note has agreed to waive the payment of all accrued but unpaid interest on this note upon payment in full of the outstanding principal amount of the note.

Accounts Payable

At March 31, 2006, we had $554,779 of accounts payable outstanding, 67% of which had ages over 90 days. See “Liquidity” below. The proceeds from the sale of the Series A Convertible Preferred Stock under the Purchase Agreement are required to be utilized to satisfy all of our accounts payable.

Contractual Obligations and Commercial Commitments

The following table highlights, as of March 31, 2006, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Short-Term Debt (1)	$1,440,749	$1,440,749	-
Guaranty (2)	585,749	585,749	-
Lease	22,000	22,000	-
Total:	$2,048,498	$2,048,498	-

(1)
This short-term indebtedness is required to be paid with the proceeds from the sale of the Series A Convertible Preferred Stock pursuant to the Purchase Agreement, unless otherwise converted into Company common stock as provided in the table of short-term indebtedness, which precedes this table.

(2)	This is a guaranty by DiscLive of the obligations under those certain secured notes.

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

In the event that any funds loaned to us are not repaid pursuant to item (iii) immediately above, we will make in favor of Radical a non-interest bearing note in the aggregate amount loaned by Radical to us and grant Radical a security interest in all of our assets to secure the repayment of all the amounts due and payable under such note or notes. The note or notes shall have a term of ninety (90) days, and the note or notes and security agreement shall be in a form reasonably satisfactory to Radical. As of June 23, 2006, Radical has loaned us an aggregate of $347,000.

We believe that the consummation of the sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business for year 2006.

Item 3. Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) promulgated under the Securities Exchange Act of 1934) for the Company. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10−KSB. Based upon the evaluation for the period ended March 31, 2006, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Report (March 31, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this Report on Form 10-QSB fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that it did not maintain effective controls. The Company determined that because effective controls were not in place, the recognition of certain items was inconsistent with its accounting policies and that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Board of Directors and to the independent registered public accountants. In addition, the Company has determined that a material weakness exists in the Company’s internal controls over financial reporting related to the limited number of accounting personnel in the Company. The Company disclosed this to its Board of Directors and to its independent registered public accountants.

Plan for Remediation of Material Weaknesses

The Company is in the process of instituting new policies that substantially improve these controls. Also, the Company has retained qualified personnel for its accounting.

Changes in Internal Controls

Changes in our internal controls are currently being designed and will be implemented on an ongoing basis as designed.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost−effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 4, Submission of Matters to a Vote of Security Holders.

On March 3, 2006, stockholders representing 51.1% of the votes entitled to be cast at a meeting of the Company’s stockholders, consented in writing to the following actions:

•
Authorizing the Company to enter into a Securities Purchase Agreement by and among the Company, Radical Holdings LP and the other parties thereto and the First Amendment to Securities Purchase Agreement and the transactions contemplated thereby;

•	Effecting a one hundred-for-one reverse stock split of the outstanding Company common stock;
•	An amendment to the Company’s articles of incorporation to remove preemptive rights of stockholders; and
•
An amendment to the Company’s articles of incorporation to allow the board of directors of the Company to designate the series and to determine the attributes and preferences of each issue of preferred stock.

The foregoing actions by the stockholders did not become effective until twenty days from the date the Company mailed an Information Statement to its stockholders, or June 1, 2006.

Item 6. Exhibits

The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Article of Incorporation.
4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock
4.8	Form of Stock Certificate of Series A Convertible Preferred Stock
10.9.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company.
10.10.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow.
10.11.3
Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum.

10.13.1	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum.
10.17	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2006	IMMEDIATEK, INC.
a Nevada corporation

	By:	/s/ ZACH BAIR
	Name:	Zach Bair
	Title:	President and Chief Executive Officer
(On behalf of the Registrant and as Principal
Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Article of Incorporation.
4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock
4.8	Form of Stock Certificate of Series A Convertible Preferred Stock
10.9.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company.
10.10.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow.
10.11.3
Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum.

10.13.1	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum.
10.17	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).