Form 10KSB/A
period 2005-12-31
IMMEDIATEK INC
filed 2006-07-18
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-26073

IMMEDIATEK, INC.

(Name of small business issuer in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10488 Brockwood Road, Dallas, Texas	75238
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (972) 852-2876

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered
None	None

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

State issuer’s revenues for its most recent fiscal year. $140,912

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common stock on May 1, 2006, was $2,217,312.

As of December 31, 2005 and March 31, 2006, the issuer had 32,394,655 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE

In this Annual Report on Form 10-KSB/A (Amendment No. 1), Immediatek, Inc. (“Immediatek,” “we,” “us,” “our” or the “Company”) is restating its previously issued consolidated financial statements for fiscal years 2005 and 2004 (the “Restatement”), because of accounting errors in reporting financing and other transactions. Further information on the adjustments can be found in Note 1 - Restatement of Consolidated Financial Statements, which accompanies the restated consolidated financial statements contained in this Form 10-KSB/A.

This Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2005 is being filed to reflect restatements of the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2005 and 2004 and the notes related thereto. For a more detailed description of the Restatement, see Note 1 - Restatement of Consolidated Financial Statements, which accompanies the audited consolidated financial statements contained in this Form 10-KSB/A.

This Annual Report on Form 10-KSB/A (Amendment No. 1) amends and restates only Items 6, 7 and 8A of Part II and Item 13 of Part III of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission, or SEC, on May 11, 2006 (the “Original Filing”), in each case, solely as a result of, and to reflect, the Restatement. Other than with respect to referencing to this document as a “Form 10-KSB/A” or as “Amendment No. 1,” no other information in the Original Filing is being amended hereby. The foregoing Items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-KSB/A continues to speak as of the filing date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been, or will be, addressed in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which was filed with the SEC on June 26, 2006, and any reports filed with the SEC subsequent to the date of this filing. In addition, pursuant to the rules promulgated by the SEC, Item 13 of Part III of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2 and 32.1.

The Company has not amended, and does not intend to amend, its previously filed Quarterly Reports on Form 10-QSB for the periods affected by the Restatement; however, the Company will show restated comparative financial statements for the quarterly periods in fiscal 2005 in the Quarterly Reports on Forms 10-QSB that it files during fiscal year 2006. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such previously filed reports should no longer be relied upon.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which can be identified by the use of forward-looking terminology, such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Important factors with respect to these forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, or Cautionary Statements, are disclosed in the Original Filing, including, among others, under the caption “Risk Factors” in the Original Filing. In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included in this Amendment No. 1 include, among others, our inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, dependence on third party manufacturers, vendors or contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of our products, and our ability to meet our stated business goals. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

This Amendment No. 1 contains registered trademarks and servicemarks owned or licensed by companies other than us, including, among others, iPod®.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or Immediatek, and its subsidiaries, including DiscLive, Inc., or DiscLive, collectively.

The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our restated consolidated financial statements and the notes accompanying those financial statements, which are included in this Annual Report on Form 10-KSB/A (Amendment No. 1). MD&A includes the following sections:

•	Our Business - a general description of our business; our objectives, our areas of focus; and the challenges and risks of our business.
•	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review - an analysis of our restated consolidated results of operations for the two years presented in our restated consolidated financial statements.
•	Liquidity, Capital Resources and Financial Position - an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.

Our Business

General

Immediatek, through its wholly-owned, operating subsidiary, DiscLive, records live content, such as concerts and conferences, and makes the recorded content available for sale to attendees within fifteen minutes after the conclusion of the live event. The recorded content also is made available for sale on our website, www.disclive.com. The content is delivered primarily via compact disc. Additionally, in November 2005, we made recorded content available for download via iPod® at The Hollywood Reporter/Billboard Film & TV Music Conference.

DiscLive has recorded live events for Billy Idol, Jefferson Starship, the Pixies, The Fixx, George Clinton (DVD) and Vertical Horizon, among others. During 2005, we recorded 51 live events and sold, or delivered under contract, approximately 10,000 recordings of those events and prior events. During 2004, we recorded 53 live events and sold, or delivered under contract, approximately 45,000 recordings of those events and prior events.

History of Operating Losses

We incurred a net loss of $1.9 million and $3.0 million and used cash in operations of $0.3 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively. In addition, we are highly leveraged. At December 31, 2005, our current liabilities exceeded current assets by $2.3 million and our stockholders’ deficit was $2.1 million. Our existence and operations are dependent upon our ability to obtain the necessary additional capital, primarily through the issuance of additional equity. See “Recent Developments and Change in Control” below.

The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2005 and 2004 include an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

We funded our operations during fiscal year 2005 for the most part by incurring indebtedness. During the fiscal year ended December 31, 2005, we raised $590,745 in short-term debt to cover operations and repay indebtedness.

Recent Developments and Change in Control

On January 24, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with Radical Holdings LP, or Radical, which was subsequently amended on March 3, 2006. Upon the satisfaction of conditions precedent contained in the Purchase Agreement, Radical will purchase 4,392,286 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible, at the option of, and at any time by, Radical, into that number of full shares of our common stock representing 95% of our outstanding common stock after giving effect to the conversion. Upon the purchase of the Series A Convertible Preferred Stock of the Company by Radical pursuant to the Purchase Agreement, a change in control of the Company will occur, as Radical will beneficially own 95% of the outstanding securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.

Our Objective

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

Areas of Focus

Closing the Transaction Evidenced by the Purchase Agreement. Our primary focus at this time is to close the transaction evidenced by the Purchase Agreement because that will provide us with vital operating funds required to continue operations and repay our outstanding liabilities. There are conditions that must be satisfied by us prior to the closing of that transaction, including, among others, amending our articles of incorporation, and our management has been diligently working to satisfy those conditions.

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

Realizing on Our Business Plan and Potential. Upon receipt of the proceeds from the sale of the Series A Convertible Preferred Stock, our management will be able to direct substantially all of its attention to implementing the business plan and to operations, rather than attempts to secure additional funding to continue operations. We further believe that our existing employees, together with our new employees, will allow us to better market our products, expend more time analyzing and procuring contracts to record live events and better manage costs and assets in performing under those contracts.

Challenges and Risks

Operating in this industry provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management.

Closing the Transaction Evidenced by the Purchase Agreement. Management is making every attempt to close the transaction whereby we will sell our Series A Convertible Preferred Stock for an aggregate purchase price of $3.0 million to Radical. There can be no assurance, however, that we can complete this transaction. If we don’t complete this transaction, we will not have the funds necessary to continue our operations and will have to look elsewhere to obtain those funds and those funds may not be available.

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

Competing with a Substantial Competitor. Our major competitor, InstantLive, LLC, which is a subsidiary of Live Nation, Inc., formerly a part of Clear Channel Communications Inc., has substantially more resources than us, both financially and in the industry. According to Live Nation, for the year ended December 31, 2005, it promoted, produced or hosted over 29,500 events, including music concerts, theatrical performances, specialized motor sports and other events, with total attendance nearing 60 million, and as of December 31, 2005, it owned or operated 119 venues, consisting of 77 domestic and 42 international venues, which include 37 amphitheaters, 61 theaters, 15 clubs, four arenas and two festival sites. As a result of Live Nation’s ownership of the venues and production of the events, we believe that InstantLive has a substantial competitive position to us in obtaining live event recording contracts.

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

Additionally, see “Risk Factors” in Part I of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 11, 2006, concerning risks and uncertainties facing us.

Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.

Critical Accounting Policies and Estimates

Our restated consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the restated consolidated financial statements and in the notes accompanying the financial statements. We believe that the most critical accounting policies and estimates relate to the following:

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

•
Revenue Recognition. The Company primarily delivers products sold by DiscLive through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A small percentage of revenues are recognized at the point of sale at the concert or event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00−10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see Note 3 of Notes to Restated Consolidated Financial Statements commencing on page F-13.

Recent Accounting Standards and Pronouncements

Refer to Note 3 of Notes to Restated Consolidated Financial Statements appearing on page F-13 for a discussion of recent accounting standards and pronouncements.

Operations Review

The Year Ended December 31, 2005 (Restated) Compared to the Year Ended December 31, 2004 (Restated)

			2005 vs. 2004
	2005	2004	Change	% Change
	(RESTATED)	(RESTATED)

Revenues	$140,912	$1,171,961	$(1,031,049)	(88)%
Cost of sales	166,960	838,129	(671,169)	(80)
Gross Profit	$(26,048)	$333,832	$(359,880)	(108)%
Gross Profit Margin	(18)%	28%
General and administrative expenses	$329,539	$1,206,143	$(876,604)	(73)%
Consulting services	26,847	135,094	(108,247)	(80)
Professional fees	89,264	378,084	(288,820)	(76)
Administrative salaries	184,585	431,236	(246,651)	(57)
Non-cash stock compensation	45,496	206,445	(160,949)	(78)
Non-cash consulting expense	68,371	766,856	(698,485)	(91)
Depreciation and amortization	257,595	47,612	209,983	441
Net operating loss	(1,027,745)	(2,837,638)	1,809,893	(64)
Loss on extinguishment of debt	46,000	50,043	(4,043)	(8)
Loss on impairment of assets	701,503	68,700	632,803	921
Interest expense, net	167,820	37,227	130,593	351
Net loss	$(1,943,068)	$(2,993,608)	$1,050,540	(35)%

Net loss per share - basic and fully diluted	$(0.08)	$(0.14)	$0.06	(43)%

Revenues. The decrease in revenue was due to the conclusion of the contract to record the Pixies, which was our largest live content recording contract to date.

We expect revenues for the year ended December 31, 2006, to decrease from the year ended December 31, 2005, as we will continue to primarily focus on consummating the transaction evidenced by the Purchase Agreement rather than new contracts.

Cost of Sales. The decrease in cost of sales is attributable to decrease in products sold in fiscal 2005 compared to fiscal 2004.

Gross Profit and Gross Profit Margin. As a result of the decrease in sales in year 2005, our gross profit decreased due the decrease in the volume of products sold. Additionally, due to a non-revenue event recorded in 2005, our gross profit margin was negative.

Consulting Services. This decrease in consulting service expense was attributable to limited working capital as a result of a downturn in revenue and a decrease in the amount of stock based payments for services.

During the year ending December 31, 2006, we expect consulting expense to increase, as we have hired consultants to assist us with accounting and other operational matters. The increase will be offset in part by the termination of all other consultants that provided financial advisory services. We may be required to retain a consultant to review and implement internal controls required by the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. The Securities and Exchange Commission, however, is considering relief under this requirement for small business issuers, but has not published its conclusions as of yet. As a result, we are unable to determine what costs will be required to be incurred in order to meet these requirements.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense resulted from the amortization of the intangible assets acquired with Moving Records, LLC. At December 31, 2005, the intangible assets were considered to be impaired in total. Thus, there will be no amortization expense related to the Moving Records, LLC intangible assets in future years. We anticipate depreciation expense will decrease in year 2006 due to the write-off of $539,432 of our assets based upon an evaluation that the value of these assets will not be recovered.

General and Administrative Expense. The decrease in general and administrative expense is attributable to a decrease in business activity and limited working capital in 2005.

We anticipate that general and administrative expense will increase in year 2006 due the new office space we leased in 2006 at a rate of $2,000 per month, the increase in the number of total employees from two to five and costs of new procedures and policies, which are being implemented to assist us in operating more efficiently and that may be required by Sarbanes-Oxley.

Professional Fees. The decrease in professional fees resulted from a decrease in business activity and limited working capital in 2005.

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

Administrative Salaries. The decrease in administrative salaries is attributable to the resignation of several employees during the second half of 2004. We expect to incur additional salary and wage expense during year 2006 as we ramp up our operations, secure additional contracts to record live content and perform under those contracts.

Additionally, administrative salary expense will increase to approximately $380,000 during year 2006 due to the employment agreements that were entered into by and between DiscLive and Zach Bair and Paul Marin, which is a condition under the Purchase Agreement, and the addition of three new employees. Other than the foregoing, we do not expect any further increases in salary and wage expense during year 2006.

Loss on Impairment of Assets. The increase from 2004 to 2005 for the loss on impairment of assets was attributable to the decline in DiscLive operations, which resulted in an impairment charge of approximately 70% of the assets recorded with that acquisition.

Income Taxes. There was no federal income tax expense for the years ended December 31, 2005 and 2004 due to a net loss in each period.

Liquidity and Capital Resources and Financial Position

We had a cash deficit of $2,951 at December 31, 2005, as compared to cash of $21,550 at December 31, 2004. The decrease in cash is due to the fact that cash provided by operating and financing activities was not sufficient to support cash used in operating and investing activities. Due to the shortfall in cash generated from operating activities, we had to borrow net proceeds of $342,145 and limit our operations in 2005.

As a result of our inability to generate sufficient cash from operating activities at this time to sustain our operations, additional financing is required. In that regard, we entered into the Purchase Agreement with Radical, which will provide us with $3,000,000 of funds upon the sale of the Series A Convertible Preferred Stock in accordance with, and subject to, the terms of the Purchase Agreement. The proceeds are required to be used to repay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of our liabilities, we estimate that we will have $750,000 of operating funds, which we anticipate will sustain our operations for fiscal year 2006. At the end of fiscal year 2006, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. No assurance can be given, however, that the sale of the Series A Convertible Preferred Stock will occur or that we will be able to obtain any funds when and if needed.

Operating Activities. Cash used in operating activities was $288,954 and $1,424,558 for the fiscal years ended December 31, 2005 and 2004, respectively. The decrease resulted primarily from a decrease in shares issued for consulting services and the increase in other non-cash charges, such as the impairment loss, depreciation and amortization.

Investing Activities. Cash used in investing activities was $13,646 for the year ended December 31, 2005 and $1,407 for the year ended December 31, 2004. Investing activities were solely related to the purchase of fixed assets.

Financing Activities. Cash from financing activities was $281,051 for the year ended December 31, 2005 and $1,328,953 for the year ended December 31, 2004. The decrease was attributable to the capital raised in 2004 from a private placement memorandum that did not recur in 2005.

Indebtedness. We have no long-term debt, but have significant short-term debt. As a result, we are highly leveraged. At December 31, 2005, our current liabilities exceeded our current assets by $2.3 million and our stockholders’ deficit was $2.1 million. The following table is a summary of our short-term debt as of December 31, 2005.

Short-Term Debt	Balance at December 31, 2005 (1)
Secured Convertible Promissory Notes bearing interest at 10% per annum	$580,249	(2)
Secured Promissory Note, dated April 8, 2005, bearing interest at 10% per annum	425,000	(3)
Promissory Note in favor of Chief Executive Officer, bearing no interest	43,000
Secured Promissory Note in favor of Community Bank, bearing interest at 7% per annum	18,606	(4)
Promissory Note, dated Feb. 28th, 2005, bearing interest at 7% per annum	100,000	(3)
Promissory Note, dated Sept. 9th, 2004, bearing no interest	5,000	(3)
Total Short-Term Debt	$1,171,855

(1)
Except as otherwise described in the following footnotes, we are required to use the proceeds from the sale of the Series A Convertible Preferred Stock to repay all amounts outstanding under this short-term indebtedness after giving effect to the conversion of indebtedness to our common stock as described in the following footnotes.

(2)
The holders of these notes have agreed to convert $525,500 aggregate principal amount into shares of our common stock at $12.50 per share (post 100-for-1 reverse stock split) immediately prior to the sale of the Series A Convertible Preferred Stock and to waive all accrued but unpaid interest on those notes at conversion.

(3)	The holders of these notes have agreed to waive the payment of all accrued but unpaid interest on these notes upon payment in full of the outstanding principal amount of the notes.
(4)	This note was repaid in full in March 2006 with the proceeds from a loan made to us by Radical.

Accounts Payable. At December 31, 2005, we had $488,512 of accounts payable outstanding, 91% of which had aged over 90 days. See“Liquidity” below. The proceeds from the sale of the Series A Convertible Preferred Stock under the Purchase Agreement are required to be utilized to satisfy all of our accounts payable.

Contractual Obligations and Commercial Commitments. The following table highlights, as of December 31, 2005, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Short-Term Debt (1)	$1,171,855	$1,171,855	-
Guaranty (2)	$580,249	$580,249	-

(1)
$525,500 of this short-indebtedness will be converted into our common stock immediately prior to the sale of our Series A Convertible Preferred Stock. The remainder is required to be repaid with the proceeds from the sale of the Series A Convertible Preferred Stock pursuant to the Purchase Agreement with Radical.

(2)	This is a guaranty by DiscLive of the obligations under those certain secured convertible notes.

Liquidity. We will require approximately $750,000 of funds to operate our business at the desired level during year 2006. We presently do not generate sufficient cash from operations to fund our operating activities and, until recently, limited operations to that which we deemed to be critical.

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

We are relying on the consummation of the sale of the Series A Convertible Preferred Stock to provide us with the necessary funds to operate our business for year 2006. In the event that the sale does not occur, we will be required to seek alternative financing. Our ability to obtain financing outside of the sale of the Series A Convertible Preferred Stock depends on many factors, many of which are beyond of our control, such as the state of the capital markets, the market price for our common stock and the prospects for our business. The necessary additional financing may not be available to us or may be available on adverse terms. Consequently, failure to consummate the sale of the Series A Convertible Preferred Stock or obtain alternative financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our operations is unavailable or insufficient, we may be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

Our audited restated consolidated financial statements and related footnotes can be found beginning with the Index to Restated Consolidated Financial Statements following the signature page of this Annual Report on Form 10-KSB/A (Amendment No. 1).

ITEM 8A. CONTROLS AND PROCEDURES.

At the time that our Annual Report on Form 10-KSB for the year ended December 31, 2005 was filed on May 11, 2006, our then Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005. In further evaluations of those controls and procedures, our management concluded that they were still not effective at a reasonable levels of assurance as of May 11, 2006 because of the material weaknesses in our internal control over financial reporting that are described in Note 1 - Restatement of Consolidated Financial Statements, which accompanies the restated consolidated financial statements included in this Form 10-KSB/A. Notwithstanding the material weaknesses, our current management, based upon the substantial work performed during the restatement process, has concluded that the Company’s restated consolidated financial statements for the periods covered by, and included in, this Form 10-KSB/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

PART III

ITEM 13. EXHIBITS

The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation of the Registrant, dated as of August 3, 1998 and filed with the Secretary of State of the State of Nevada on August 6, 1998.
3.2*	Bylaws of the Registrant.
4.1*	Form of common stock certificate of the Registrant.
4.2
Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3*	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow.
4.4*	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC.
4.5*	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc.
4.6*	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc.
10.1
Acquisition Agreement, dated as of April 9, 2004, by and between the Registrant and DiscLive, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2004 and incorporated herein by reference).

10.2.1*
Form of Secured Convertible Promissory Notes, dated as of November 29, 2004, issued by the Registrant in favor of each of Gary Blum, Osias Blum, Barnett Family Partnership II and Doman Technology Capital, Inc.

10.2.2*	Unlimited Guaranty, dated as of November 29, 2004, by and among DiscLive, Inc., a wholly-owned subsidiary of the Registrant, Gary Blum, Jeffrey Doman and Osias Blum.
10.2.3*	Collateral Assignment and Security Agreement, dated as of November 29, 2004, by and between DiscLive, Inc., a wholly-owned subsidiary of the Registrant, and Osias Blum.
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

10.4.1*	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC.
10.4.2*	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC.
10.5*	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson.
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

10.9.1*	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company.
10.9.2*	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company.
10.10.1*	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow.
10.10.2*	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow.
10.11.1*
Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum.

10.11.2*
Form of First Amendment to Note Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum.

10.12*	Amended and Restated Consolidated Secured Convertible Promissory Note, dated as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629.

10.13*	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum.
10.14*	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant.
10.15*	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair.
10.16*	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin.
21.1*	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

* Previously filed.
** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸
a Nevada corporation

Date: July 17, 2006	By: /s/ PAUL MARIN
Name: Paul Marin
Title: President and Secretary
(On behalf of the Registrant and as Principal
Financial Officer)

In accordance with the Exchange Act, this Annual Report on Form 10-KSB/A (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ DARIN DIVINIA	Director	July 17, 2006
Darin Divinia
/s/ TRAVIS HILL	Chief Executive Officer	July 17, 2006
Travis Hill	(principal executive officer)
/s/ PAUL MARIN	Director, President and Secretary	July 17, 2006
Paul Marin	(principal financial and accounting officer)

IMMEDIATEK, INC.

INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm for fiscal year
ended December 31 2005	F-1
Report of Independent Registered Public Accounting Firm for fiscal year
ended December 31, 2004	F-2
Consolidated Balance Sheets as of December 31, 2005 (Restated) and
2004 (Restated)	F-3
Consolidated Statements of Operations for the fiscal years ended
December 31, 2005 (Restated) and 2004 (Restated)	F-4
Consolidated Statements of Stockholders’ Deficit for the fiscal
years ended December 31, 2005 (Restated) and 2004 (Restated)	F-5
Consolidated Statements of Cash Flows for the fiscal years ended
December 31, 2005 (Restated) and 2004 (Restated)	F-6
Notes to Restated Consolidated Financial Statements	F-7

Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Immediatek, Inc.

We have audited the accompanying restated balance sheet of Immediatek, Inc. as of December 31, 2005, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2005, and the results of its operations, equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s 2005 total liabilities reported as $2,229,706 should have been $2,262,010, and accumulated deficit and net loss previously reported as $7,195,600 and $1,920,687, respectively, should have been $9,087,201 and $1,943,068, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Beckstead and Watts, LLP

May 10, 2006, except for Note 1, as to which the date is July 14, 2006

Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Immediatek, Inc.

We have audited the accompanying restated balance sheet of Immediatek, Inc. as of December 31, 2004, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2004, and the results of its operations, equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s 2004 total assets and total liabilities reported as $734,055 and $1,475,249, respectively, should have been $785,102 and $1,377,730, respectively, and accumulated deficit and net loss previously reported as $5,274,913 and $3,905,361, respectively, should have been $7,144,133 and $2,993,608, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Beckstead and Watts, LLP

March 30, 2005, except for Note 1, as to which the date is July 14, 2006

Immediatek, Inc.
Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets	(RESTATED)	(RESTATED)

Current assets:
Cash	$-	$21,550
Accounts receivable	4,000	73,281
Prepaid expenses and other current assets	3,668	90,927
Total current assets	7,668	185,758

Fixed assets, net	18,599	275,202
Goodwill	162,071	324,142

Total Assets	$188,338	$785,102

Liabilities and Stockholders' Deficit

Current liabilities:
Cash deficit	$2,951	$-
Accounts payable	488,512	346,868
Accrued liablities	508,075	332,069
Accrued interest	90,617	12,793
Notes payable	123,606	3,000
Notes payable - related party	43,000	43,000
Convertible notes payable	1,005,249	640,000
Total current liabilities	2,262,010	1,377,730

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares
authorized, 32,394,655 shares issued and outstanding in 2005
and 29,780,655 shares issued and outstanding in 2004	$32,395	$29,781
Additional paid-in capital	6,981,134	6,521,724
Accumulated Deficit	(9,087,201)	(7,144,133)
Total Stockholders' Deficit	(2,073,672)	(592,628)

Total Liabilities and Stockholders' Deficit	$188,338	$785,102

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Fiscal Year Ended
	December 31,
	2005	2004
	(RESTATED)	(RESTATED)

Revenues	$140,912	$1,171,961
Cost of sales	166,960	838,129

Gross Margin	(26,048)	333,832

Expenses:
General and administrative expenses	329,539	1,206,143
Consulting services	26,847	135,094
Professional fees	89,264	378,084
Administrative salaries	184,585	431,236
Non-cash stock compensation	45,496	206,445
Non-cash consulting expense	68,371	766,856
Depreciation and amortization	257,595	47,612
Total expenses	1,001,697	3,171,470

Net operating loss	(1,027,745)	(2,837,638)

Other expense:
Loss on extinguishment of debt	46,000	50,043
Loss on impairment of assets	701,503	68,700
Interest expense, net	167,820	37,227

Net loss	$(1,943,068)	$(2,993,608)

Weighted average number of
common shares outstanding - basic and fully diluted	23,377,073	21,211,517

Net loss per share - basic and fully diluted	$(0.08)	$(0.14)

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

			Additional	Additional Paid-In Capital				Total
	Common Stock		Paid-in		Stock		Retained	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Other	Deficit	Deficit

Balance, December 31, 2003 (RESTATED)	22,958,218	$22,958	$3,835,609	$247,369	$-	$61,401	$(4,150,525)	$16,812

Shares issued for Non-Employee Consulting	1,594,153	1,594	321,552					323,146
Shares issued for Conversion of Notes Payable	63,333	63	19,570					19,633
Warrants issued for Non-Employee Consulting	-	-	-	394,849				394,849
Shares and Warrants issued for Cash	2,201,534	2,202	337,329	320,930				660,461
Fees incurred for issuance of shares	-	-	-			(23,655)		(23,655)
Shares issued for cash	651,333	651	229,749					230,400
Shares issued by Stockholders for NotesPayable		-	-			60,000		60,000
Shares issued by Stockholders for Employee Services		-	-			30,000		30,000
Shares issued for Employee Services	625,000	625	74,375					75,000
Issuance of Stock Options	-	-	-		101,445			101,445
Shares issued upon exercise of Warrants	10,417	11	1,552					1,563
Warrants issued by Stockholders for Services	-	-	-	48,860				48,860
Shares issued for acquisition of DiscLive, Inc.	1,666,667	1,667	474,137					475,804
Shares issued for the purchase of Equipment	10,000	10	2,990					3,000
Legal fees incurred for issuance of shares						(25,815)		(25,815)
Imputed Interest on Notes Payable from Stockholders						9,477		9,477
Net Loss							(2,993,608)	(2,993,608)
Balance, December 31, 2004 (RESTATED)	29,780,655	$29,781	$5,296,863	$1,012,008	$101,445	$111,408	$(7,144,133)	$(592,628)

Shares issued for Non-Employee Consulting	264,000	264	37,416					37,680
Shares issued for Employee Services	50,000	50	2,450					2,500
Issuance of Stock Options	-	-	-		69,188			69,188
Imputed Interest on Notes Payable from Stockholders						2,701		2,701
Shares issued for acquisition of Moving Records, LLC	1,600,000	1,600	286,400					288,000
Shares issued for Conversion of Notes Payable	700,000	700	125,300					126,000
Legal fees for equity issuance						(64,045)		(64,045)
Net Loss							(1,943,068)	(1,943,068)
Balance, December 31, 2005 (RESTATED)	32,394,655	$32,395	$5,748,429	$1,012,008	$170,633	$50,064	$(9,087,201)	$(2,073,672)

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Fiscal Year Ended
	December 31,
	2005	2004
	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net loss	$(1,943,068)	$(2,993,608)
Depreciation and amortization	257,595	47,612
Non-cash interest expense	37,902	32,191
Non-cash consulting fees	68,371	766,856
Non-cash stock compensation	45,496	206,445
Loss on extinguishment of debt	46,000	50,043
Impairment loss on assets	701,503	68,700
Adjustments to reconcile net loss to net
cash used by operating activities:
Accounts receivable	69,281	(71,634)
Prepaid expenses and other current assets	32,491	(51,059)
Accounts payable	141,644	235,941
Accrued liabilities	176,006	271,162
Accrued interest	77,824	12,793
Net cash used by operating activities	(288,955)	(1,424,558)

Cash flows from investing activities
Purchase of fixed assets	(13,646)	(22,069)
Cash received in acquisition	-	20,662
Net cash used by investing activities	(13,646)	(1,407)

Cash flows from financing activities
Cash deficit	2,951	-
Payments on notes payable	(248,600)	(95,000)
Proceeds from notes payable	590,745	581,000
Proceeds from issuance of common stock, net of fees	(64,045)	842,953
Net cash provided by financing activities	281,051	1,328,953

Net increase in cash	(21,550)	(97,012)
Cash - beginning	21,550	118,562
Cash - ending	$-	$21,550

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Number of shares issued for consulting services	264,000	1,594,153
Value of shares issued for consulting services	$37,680	$323,147

Number of shares issued for employee services	50,000	625,000
Value of shares issued for employee services	$2,500	$75,000

Number of shares issued for conversion of notes payable	700,000	63,333
Value of shares issued for conversion of notes payable	$126,000	$19,633

Number of shares issued for acquisitions	1,600,000	1,666,667
Value of shares issued for acquisitions	$288,000	$475,804

Number of shares issued for assets	-	10,000
Value of shares issued for assets	$-	$3,000

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Notes to Restated Consolidated Financial Statements

NOTE 1 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of our audit of fiscal 2005 and a diligence process conducted by an investor, we determined that there were errors in accounting treatment and reported amounts in our previously filed consolidated financial statements. As a result, we determined to restate our consolidated financial statement for the years ended December 31, 2005, 2004 and 2003.

In connection with the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our consolidated financial statements going forward. In this process, we identified certain errors in accounting determinations and judgments, which have been reflected in the restated consolidated financial statements.

Summary of Adjustments by Category

These restated consolidated financial statements include adjustments related primarily to the following:

Common Stock Issued to Officers for Intellectual Property. During the first quarter of 2003, the Company issued 18,100,397 shares of its $0.001 par value common stock to its officers in exchange for intellectual property. Pursuant to SFAS 142, assets acquired independently are to be recorded at their current fair values. At the time of the transaction, there was not a readily available fair value to the intellectual property acquired and, therefore, value was assessed using the actual hard costs attributable to the asset based on documentation provided by the officers. The fair value of the shares given as consideration for the intellectual property exceeded the asset value by $2,335,081, which was recorded as compensation. Upon subsequent review of the transaction, the Company determined that an independent valuation of the consideration paid was appropriate given the magnitude of the excess value received. Pursuant to the aforementioned valuation, prepared by an independent third party, the Company restated its 2003 financial statements with the filing of the 2005 financial statements, reflecting a decrease in compensation expense in the amount of $2,226,479 in order to reflect the new value attributable to the consideration paid. It was subsequently determined that it was inappropriate to revalue this transaction. As a result, the restated accounting treatment has been rescinded and the amounts have been adjusted to the original accounting treatment based on fair market value of the underlying shares that were exchanged in the transaction.

Warrants and Options. During the year ended December 31, 2004, the Company issued warrants and options to purchase up to 4,975,582 shares of Company common stock to various individuals in exchange for consulting services provided to the Company. As of December 31, 2005 and 2004, no expense had been recorded. The warrants and options were subsequently valued at $1,272,522 using the Black−Scholes option pricing model. The Company recorded the expense in its restated 2004 annual financial statements filed with the 2005 financial statements. Upon further review of the transactions, it was noted that the restated adjustments did not properly account for shares issued to third-party consultants on the appropriate measurement date. Furthermore, certain of the shares were issued in connection with a private placement memorandum and the sale of common stock. As such, the fair market value of the warrants issued with common stock should have been ascribed a value and recorded to additional paid-in capital accordingly. The amount originally recorded as the restatement, $1,272,522, has been reversed in the accompanying restated financial statements. See further discussion regarding the restated accounting treatment for options and warrants discussed in separate paragraphs below.

Payroll Tax. The Company has restated its 2003 and 2004 financial statements to reflect additional payroll tax liabilities resulting from reclassification of compensatory disbursements. Historically, the Company has taken the position whereby all compensation paid to individuals was non-employee compensation. Upon review of the Internal Revenue Code and information located in IRS publication 15−A, the Company determined that it was appropriate to reclassify all such payments as employee compensation reportable on form W−2 and accrue for all unpaid tax and related penalties and interest associated with the reclassification. The resulting expense and addition to accrued liabilities totaled $12,833 and $52,926 for the years ended December 31, 2004 and 2003, respectively.

Sales Tax. During 2005, the Company evaluated all state reporting requirements with respect to its revenue and corresponding sales tax requirements. Deficiencies were identified during this process resulting in additional expense of $22,990 in 2005 and a reduction in the previously recorded expense for 2004 of $9,172.

Mechanicals and Royalties. During 2005, the Company determined that mechanicals and royalties had not properly been accrued for the related revenue transactions. As a result of this review, additional cost of sales expense and accrued liabilities were recorded in the amount of $20,550 and $13,731 for 2004 and 2005, respectively.

Assets Acquired from Moving Records, LLC. The Company erroneously recorded goodwill related to the assets acquired from Moving Records, LLC during 2005. Goodwill is not appropriate in an asset acquisition. As such, the amount has been reclassified to Intellectual Property with a one year amortizable life based on the relative fair market value of the assets acquired. Amortization expense has been recorded in the amount of $198,150 in the 2005 restated financial statements. There is, however, no impact on Retained Deficit for 2005 due to the fact that all the Moving Records, LLC assets were considered to be impaired at December 31, 2005. Thus, the impairment charge of the goodwill originally recorded offsets the amortization expense that should have been recorded during the year.

Loss on Forgiveness of Debt related to certain assets purchased. On February 28, 2005, the Company issued 700,000 shares of common stock in exchange for the extinguishment of $80,000 of debt related to certain assets acquired from Moving Records, LLC. The fair market value of the shares was $126,000. A loss on extinguishment of debt in the amount of $46,000 has been recorded in the restated 2005 financial statements.

Common Stock Issued on Behalf of the Company for Consulting Services. During 2003, an employee stockholder of the Company transferred personally owned common stock of the Company to third party consultants. The transfer was assumed to be on behalf of the Company and has been recorded as a deemed contribution and consulting expense in the restated financial statements. The resulting charge to accumulated deficit was $54,766, which represents the fair market value of the shares.

Common Stock Issued on Behalf of the Company for Conversion of Note Payable. During 2003, an employee stockholder of the Company transferred personally owned common stock of the Company to a note holder. The transfer was assumed to be on behalf of the Company and occurred in close proximity to the conversion of the debt by the note holder to common stock. The transfer has been recorded as a deemed contribution to the Company and as a further inducement for the conversion of debt. The fair market value of $15,900 has been recorded in the restated financial statements as a loss on extinguishment of debt related to the transfer.

Common Stock Issued on Behalf of the Company for Issuance of Note Payable. During 2004, an employee stockholder of the Company transferred personally owned common stock of the Company to a note holder. The transfer was assumed to be on behalf of the Company and occurred in close proximity to the receipt of cash in exchange for a note payable. The transfer has been recorded as a deemed contribution to the Company and as a cost of the note payable at fair market value of the shares. Accordingly, $60,000 has been recorded in the restated financial statements as debt issue costs related to the transfer and has been amortized over the term of the note payable of eleven months. The amortization of the debt issue costs has been charged to interest expense as $5,231 in 2004 and $54,769 in 2005.

Common Stock Issued on Behalf of the Company for Employee Compensation. During 2004, an employee stockholder of the Company transferred personally owned common stock of the Company to an employee. The transfer was assumed to be on behalf of the Company and has been recorded as a deemed contribution and non-cash compensation expense in the restated financial statements. The resulting charge to accumulated deficit was $30,000 and was based on fair market value of the shares.

Warrants to Purchase Common Stock Issued on Behalf of the Company for Consulting Services. During 2004, two employee stockholders of the Company issued warrants to purchase personally owned common stock of the Company directly from the stockholders to third party consultants. The issuance of the personal warrants was assumed to be on behalf of the Company and has been recorded as a deemed contribution and consulting expense in the restated financial statements. The resulting charge of $48,860 to accumulated deficit was based on fair market value of the shares determined using the Black-Scholes option pricing model.

Conversion of Notes Payable to Common Stock with Warrants. During 2003, the Company issued 895,833 shares of common stock for the extinguishment of $107,500 in outstanding notes payable. In addition to the common stock, warrants to purchase 447,918 shares of common stock were issued to the note holders. The extinguishment of the debt should have been recorded based on the underlying fair market value of the common stock issued. The difference between the fair market value of the shares and the carrying amount of the notes payable should have been recorded as a loss on extinguishment of debt. Additionally, the warrants should have been ascribed a value based on the relative fair market value of the warrants to the common stock issued. The fair market value of the common stock issued was determined to be $537,500. Thus, a loss on the extinguishment of debt in the amount of $430,000 has been recorded in the 2003 restated financial statements. The ascribed value of the warrants was determined to be $177,375 and was recorded to additional paid in capital.

Conversion of Notes Payable to Common Stock Upon Exercise of Warrants. During 2004, the Company issued 63,333 shares of common stock upon the exercise of warrants to effect the extinguishment of $9,500 in outstanding notes payable. The extinguishment of the debt should have been recorded based on the underlying fair market value of the common stock issued. The difference between the fair market value of the shares and the carrying amount of the notes payable should have been recorded as a loss on extinguishment of debt. The fair market value of the common stock issued was determined to be $19,633. Thus, a loss on the extinguishment of debt in the amount of $10,133 has been recorded in the 2004 restated financial statements.

Legal Fees Related to Capital Transactions. The Company had erroneously recorded legal expenses related to capital transactions as an expense in the financial statements. These amounts should have been recorded as a reduction of the proceeds received. As a result of the correction of the errors, $9,265, $25,815 and $64,045 has been recorded as a reduction of legal expenses and a corresponding reduction of the capital proceeds in the 2003, 2004 and 2005 restated financial statements, respectively.

Common Stock Issued with Warrants. During 2004, the Company issued warrants to purchase 166,667 shares of common stock in connection with common stock issued in exchange for cash. The warrants should have been ascribed a value of the proceeds based on the relative fair market value of the warrants to the common stock issued. The ascribed value of the warrants was determined to be $28,474 and was recorded to additional paid in capital in the 2004 restated financial statements.

Warrants to Purchase Common Stock Issued for Consulting Services. During 2004, the Company issued warrants to purchase 1,305,661 shares of common stock to third party consultants. The fair market value of the warrants was determined using the Black-Scholes option pricing model. As a result of the issuance of the warrants, $394,849 has been recorded in the 2004 restated financial statements.

Common Stock Issued with Warrants in a Private Placement. During 2003 and 2004, the Company issued warrants to purchase 250,000 and 2,752,302 shares of common stock, respectively, in connection with common stock issued in a private placement. The warrants should have been ascribed a value of the proceeds based on the relative fair market value of the warrants to the common stock issued. The ascribed value of the warrants for 2003 and 2004 was determined to be $30,000 and $326,690, respectively, and was recorded to additional paid in capital in the restated financial statements.

Consulting Services Related to Capital Transactions. The Company had erroneously recorded consulting expenses related to successful capital transactions as an expense in the financial statements. These amounts should have been recorded as a reduction of the proceeds received. As a result of the correction of the errors, $23,655 has been recorded as a reduction of consulting expense and a corresponding reduction of the capital proceeds in the 2004 restated financial statements.

Common Stock Issued for Consulting Services. During 2003, 2004 and 2005, the Company issued 1,030,000, 1,594,153 and 264,000 shares of common stock, respectively, to third party consultants. The fair market value of the shares should have been determined based on the measurement date in accordance with SFAS 123 for shares issued to third party consultants. The Company erroneously determined the fair market value on the date of grant. The correction of the error resulted in $20,000 in additional non-cash consulting expense in the 2003 financial statements, a reduction of non-cash consulting expense of $31,299 in 2004 and additional consulting expense of $37,416 in 2005.

Common Stock Issued to Employees. During 2003, 2004 and 2005, the Company issued 100,000, 625,000 and 50,000 shares of common stock, respectively, to employees. The fair market value of the shares should have been determined based on the date of the Board of Directors’ approval in accordance with SFAS 123, as the date that all necessary authorizations were obtained. The Company erroneously determined the fair market value on the date of grant. The correction of the error resulted in $11,000 in additional non-cash compensation expense in the 2003 financial statements and a reduction of non-cash compensation expense of $200,850 and $135,180 in 2004 and 2005, respectively.

Common Stock Options Granted to Employees. During 2004 and 2005, the Company granted options to purchase shares of common stock to employees. The fair market value of the shares should have been determined using the Black-Scholes option pricing model and amortized over the vesting period of the options. The correction of the error resulted in $101,445 and $40,856 in additional non-cash compensation expense in the 2004 and 2005 financial statements, respectively.

Imputed Interest on Non-Interest Bearing Notes Payable. During 2004 and 2005, the Company issued non-interest bearing notes payable to stockholders in exchange for cash. Interest should have been imputed on these notes and amortized to interest expense over the term of the notes payable. Interest for these notes has been recorded at 10% per annum in the restated 2004 and 2005 financial statements, resulting in an additional non-cash interest expense of $3,352 and $5,844, respectively.

The foregoing adjustments did not affect our previously reported cash and cash equivalent balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003:

	As of December 31,
	2005			2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Assets

Current assets:
Cash	$-	$-	$-	$21,550	$-	$21,550	$118,562	$-	$118,562
Accounts receivable	4,000	-	4,000	73,281	-	73,281	1,647	-	1,647
Prepaid expenses and other current assets	3,668	-	3,668	20,678	70,249	90,927	5,760	-	5,760
Total current assets	7,668	-	7,668	115,509	70,249	185,758	125,969	-	125,969

Fixed assets, net	18,599	-	18,599	294,404	(19,202)	275,202	6,576	-	6,576
Intellectual property	-	-	-	-	-	-	-	65,601	65,601
Goodwill	162,071	-	162,071	324,142	-	324,142	65,601	(65,601)	-

Total Assets	$188,338	$-	$188,338	$734,055	$51,047	$785,102	$198,146	$-	$198,146

Liabilities and Stockholders' Deficit

Current liabilities:
Cash deficit	$2,951	$-	$2,951	$-	$-	$-		$-	$-
Accounts payable	488,512	-	488,512	346,868	-	346,868	67,706	43,221	110,927
Accrued liablities	480,991	27,084	508,075	442,381	(110,312)	332,069	60,907	-	60,907
Accrued interest	85,397	5,220	90,617	-	12,793	12,793	-	-	-
Notes payable	123,606	-	123,606	3,000	-	3,000	-	9,500	9,500
Notes payable - related party	43,000	-	43,000	43,000	-	43,000	-	-	-
Convertible notes payable	1,005,249	-	1,005,249	640,000	-	640,000	9,500	(9,500)	-
Total current liabilities	$2,229,706	$32,304	$2,262,010	$1,475,249	$(97,519)	$1,377,730	$138,113	$43,221	$181,334

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 32,394,655, 29,780,655 and 22,958,218 shares issued and outstanding in 2005, 2004 and 2003, respectively	$38,769	$(6,374)	$32,395	$29,780	$1	$29,781	$22,958	$-	$22,958
Additional paid-in capital	5,115,463	1,865,671	6,981,134	4,503,939	2,017,785	6,521,724	1,406,627	2,737,752	4,144,379
Accumulated Deficit	(7,195,600)	(1,891,601)	(9,087,201)	(5,274,913)	(1,869,220)	(7,144,133)	(1,369,552)	(2,780,973)	(4,150,525)
Total Stockholders' Deficit	(2,041,368)	(32,304)	(2,073,672)	(741,194)	148,566	(592,628)	60,033	(43,221)	16,812

Total Liabilities and Stockholders' Deficit	$188,338	$-	$188,338	$734,055	$51,047	$785,102	$198,146	$-	$198,146

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Revenues	$140,912	$-	$140,912	$1,098,680	$73,281	$1,171,961	$133,485	$1	$133,486
Cost of sales	153,228	13,732	166,960	919,295	(81,166)	838,129	48,156	-	48,156

Gross Margin	(12,316)	(13,732)	(26,048)	179,385	154,447	333,832	85,329	1	85,330

Expenses:
General and administrative expenses	329,425	114	329,539	335,684	870,459	1,206,143	340,676	(109,192)	231,484
Consulting fees	36,001	(9,154)	26,847	1,190,224	(1,055,130)	135,094	-	54,766	54,766
Professional fees	153,309	(64,045)	89,264	284,183	93,901	378,084	-	-	-
Administrative salaries	144,440	40,145	184,585	465,611	(34,375)	431,236	161,775	23,855	185,630
Non-cash stock
compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
Non-cash consulting
expense	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Depreciation and
amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	-	439
Total cost and expenses	893,133	108,564	1,001,697	3,981,794	(810,324)	3,171,470	931,290	2,335,074	3,266,364

Net operating loss	(905,449)	(122,296)	(1,027,745)	(3,802,409)	964,771	(2,837,638)	(845,961)	(2,335,073)	(3,181,034)

Other (expense) income:
Gain (Loss) on
extinguishment of debt	7,634	(53,634)	(46,000)	-	(50,043)	(50,043)	-	(445,900)	(445,900)
Loss on impairment of
assets	(939,454)	237,951	(701,503)	(68,700)	-	(68,700)	-	-	-
Interest (expense)
income, net	(83,418)	(84,402)	(167,820)	(34,252)	(2,975)	(37,227)	437	-	437

Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)

Weighted average number of common shares outstanding - basic and fully diluted	32,854,341	(9,477,268)	23,377,073	25,416,772	(4,205,255)	21,211,517	17,773,572	(620,836)	17,152,736

Net loss per share - basic and fully diluted	$(0.06)	$(0.02)	$(0.08)	$(0.15)	$0.01	$(0.14)	$(0.05)	$(0.16)	$(0.21)

Shares used for purposes of computing basic and diluted earnings per share are different in this Annual Report on Form 10−KSB/A (Amendment No. 1) than those in our originally filed Annual Report on Form 10−KSB. Basic and diluted shares have changed as a result of rescission and return of shares issued in September 2005. See “Note 10 - Stockholders’ Deficit” for more a detailed discussion. As a result, only 32,394,655 shares of Company common stock were outstanding on December 31, 2005. Accordingly, basic and diluted shares will be less than the amounts reported in our originally filed Annual Report on Form 10−KSB. Outstanding options and warrants to purchase Company common stock were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Cash flows from
operating activities
Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)
Depreciation and
amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	-	439
Non-cash interest expense	-	37,902	37,902	-	32,191	32,191	-	-	-
Non-cash consulting fees	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Non-cash stock
compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
(Gain) Loss on
extinguishment of debt	(7,634)	53,634	46,000	-	50,043	50,043	-	445,900	445,900
Impairment loss on assets	939,454	(237,951)	701,503	68,700	-	68,700	-	-	-
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts receivable	69,281	-	69,281	(73,281)	1,647	(71,634)	(1,205)	-	(1,205)
Other assets	40,124	(7,633)	32,491	665	(51,724)	(51,059)	(7,605)	-	(7,605)
Accounts payable	165,393	(23,749)	141,644	324,279	(88,338)	235,941	60,198	-	60,198
Accrued liabilities	38,610	137,396	176,006	461,348	(190,186)	271,162	132,643	(30,572)	102,071
Accrued interest	85,397	(7,573)	77,824	-	12,793	12,793	-	-	-
Net cash used by operating activities	(360,104)	71,149	(288,955)	(1,417,558)	(7,000)	(1,424,558)	(232,654)	-	(232,654)

Cash flows from investing activities
Purchase of fixed assets	(13,646)	-	(13,646)	(31,539)	9,470	(22,069)	(3,129)	-	(3,129)
Cash received in
acquisition	-	-	-	20,662	-	20,662	-	-	-
Net cash used by investing
activities	(13,646)	-	(13,646)	(10,877)	9,470	(1,407)	(3,129)	-	(3,129)

Cash flows from
financing activities
Cash deficit	2,951	-	2,951	-	-	-		-	-
Payments on notes
payable	(339,200)	90,600	(248,600)	(54,000)	(41,000)	(95,000)	(7,500)	-	(7,500)
Proceeds from notes
payable	688,449	(97,704)	590,745	528,000	53,000	581,000	147,000	-	147,000
Proceeds from issuance of common stock, net of fees	-	(64,045)	(64,045)	857,423	(14,470)	842,953	210,000	-	210,000
Net cash provided by
financing activities	352,200	(71,149)	281,051	1,331,423	(2,470)	1,328,953	349,500	-	349,500

Net increase in cash	(21,550)	-	(21,550)	(97,012)	-	(97,012)	113,717	-	113,717
Cash - beginning	21,550	-	21,550	118,562	-	118,562	4,845	-	4,845
Cash - ending	$-	$-	$-	$21,550	$-	$21,550	$118,562	$-	$118,562

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-	$-	$-	$2,698	$2,698
Income taxes paid	$-	$-	$-	$-	$-	$-	$-	$-	$-

Number of shares issued
for consulting services	6,489,000	(6,225,000)	264,000	2,219,153	(625,000)	1,594,153	1,030,000	-	1,030,000
Value of shares issued
for consulting services	$137,680	$(100,000)	$37,680	$385,996	$(62,849)	$323,147	$390,400	$20,000	$410,400

Number of shares issued
for employee services	-	50,000	50,000	-	625,000	625,000	18,101,397	99,000	18,200,397
Value of shares issued
for employee services	$-	$2,500	$2,500	$-	$75,000	$75,000	$38,000	$2,345,951	$2,383,951

Number of shares issued
for conversion of notes payable	-	700,000	700,000	63,333	-	63,333	955,833	(60,000)	895,833
Value of shares issued
for conversion of notes payable	$-	$126,000	$126,000	$9,500	$10,133	$19,633	$137,500	$400,000	$537,500

Number of shares issued
for acquisitions	-	1,600,000	1,600,000	1,666,667	-	1,666,667	-	-	-
Value of shares issued
for acquisitions	$-	$288,000	$288,000	$600,000	$(124,196)	$475,804	$-	$-	$-

Number of shares issued
for assets	2,500,000	(2,500,000)	-	10,000	-	10,000	208,333	(75,000)	133,333
Value of shares issued
for assets	$450,000	$(450,000)	$-	$3,000	$-	$3,000	$48,500	$-	$48,500

In connection with the preparation of our restated financial statements, we also determined that the pro forma disclosures for the DiscLive, Inc. acquisition were incorrect. We have corrected these errors in Note 5 to the restated consolidated financial statements. These corrections do not affect our consolidated statements of operations, consolidated balance sheets or consolidated statements of cash flows for any period.

As a result of the aforementioned restatement the related disclosures included in the notes to the consolidated financial statements have been revised.

NOTE 2 - HISTORY, ORGANIZATION AND DESCRIPTION OF THE BUSINESS OF THE COMPANY

Immediatek, Inc. (“Immediatek” or the “Company”) was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, Barrington Laboratories, Inc. amended its Articles of Incorporation to rename the company, ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.

On April 12, 2002, the Canadian Imperial Bank of Commerce, Vancouver, British Columbia filed against ModernGroove Entertainment, Inc., the Canadian subsidiary, a petition with the Supreme Court of British Columbia to be adjudged bankrupt, under Canadian Bankruptcy Code, British Columbia, Bankruptcy Division, Department of Consumer and Corporate Affairs, designated with the Vancouver Registry as Case No. 225054VA02. The Canadian corporation ceased operations in Canada.

On September 18, 2002, ModernGroove Entertainment, Inc. combined by “reverse-merger” with Immediatek, Inc., a Texas corporation. On November 5, 2002, ModernGroove Entertainment, Inc. amended its Articles of Incorporation to rename the company, Immediatek, Inc.

Immediatek, Inc. (Texas corporation) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc., and upon completion of the reverse merger the Texas corporation was dissolved.

Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., records live content, such as concerts and conferences, and makes the recorded content available for sale to attendees within fifteen minutes after the conclusion of the live event. The recorded content also is made available for sale on DiscLive’s website, www.disclive.com.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Going Concern:  These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, if $3,000,000 in funding received in connection with the consummation of the Securities Purchase Agreement with Radical Holdings LP (see Note 13 - Subsequent Event), the Company will have adequate resources to fund operations for fiscal 2006 based on its current business plan. There can be no assurances, however, that the Company will be able to consummate the Securities Purchase Agreement and receive the necessary additional funding.

See Note 4 - Going Concern for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing in the future, if and when needed, could have a material adverse effect on the Company.

Basis of Presentation:  The restated consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain accounts have been reclassified to conform to the current period’s presentation.

Business Segments:  The Company has determined that it currently operates in one segment, the production and sale of live recordings of events. The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company will evaluate additional segment disclosure requirements as it expands its operations.

Management Estimates and Significant Risks and Uncertainties:  The preparation of the restated consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods.  Actual results could differ from these estimates.

The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows: inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, dependence on third party manufacturers, vendors or contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s products, and the ability of the Company to meet its stated business goals.

Cash: Cash consists principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation insurance limit. The Company does not believe it is exposed to any significant credit risk on cash. There were no cash equivalents at the fiscal year ended December 31, 2005 and 2004.

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

Revenue recognition: The Company primarily delivers products sold by DiscLive through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A small percentage of revenues are recognized at the point of sale at the concert or event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00−10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.

The Company recognizes revenue from its internet sales, not related to DiscLive, based on the gross sale amount pursuant to the indicators outlined in Emerging Issues Tax Force Issue Number 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” (EITF 99−19) such as; the Company is the primary obligator in the sale arrangement, establishes all pricing levels, and has sole discretion with respect to supplier selection. Revenues related to these internet sales were discontinued during 2004.

Revenue for the fiscal year ended December 31, 2005 (restated) was $140,912 and cost of sales was $166,690. Revenue for the fiscal year ended December 31, 2004 (restated) was $1,171,961 and cost of sales was $838,129.

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

Impairment of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. The Company recognized impairment losses in the amount of $539,432 as of December 31, 2005 (restated).

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

Net loss per share: The net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share. Options to purchase 1,100,000 shares of common stock and warrants to purchase 3,875,582 shares of common stock outstanding at December 31, 2005, and options to purchase 450,000 shares of common stock and warrants to purchase 4,555,582 shares of common stock outstanding at December 31, 2004, were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.

Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

Income taxes: The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Share-Based Payment. In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes formula to estimate the fair value of stock issued, and stock options granted, to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. The Company also elected to continue to estimate the fair value of stock issued, and stock options granted, to employees using the Black-Scholes formula. The Company believes that the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense. As of December 31, 2005, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as of December 31, 2005, the Company has an accumulated deficit of $9,087,201, the Company’s current liabilities exceeded its current assets by $2,254,342 and its total liabilities exceeded its total assets by $2,073,672. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the Company’s inability to generate sufficient cash from operating activities to sustain its operations, additional financing is required. The Company is attempting to raise adequate additional capital to be able to continue its operations and implement its business plan. Management has had to devote a significant amount of time to raising capital rather than to operations. Due the lack of adequate funds, management of the Company took certain steps in late 2005 to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP, which, if consummated, will provide the Company with an aggregate of $3,000,000 of funds (see Note 13 - Subsequent Event). If the proceeds from the transaction evidenced by the Securities Purchase Agreement are received, those proceeds are required to be used to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of the Company’s liabilities from those proceeds, management of the Company estimates that it will have $750,000 of operating funds, which management anticipates will sustain the Company’s operations at desired levels for fiscal year 2006. There can be no assurances, however, that the Company will be consummate the transaction evidenced by the Securities Purchase Agreement and receive those proceeds. The Company is dependent upon its ability to secure additional equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business.

NOTE 5 - MATERIAL BUSINESS COMBINATION

On April 9, 2004, the Company completed the purchase of DiscLive, Inc., a privately held company that secures contracts with various music artists to record live performances, by acquiring all of the outstanding capital stock for a total purchase price of $600,000. DiscLive, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The aggregate purchase price consisted of 1,666,667 shares of the Company’s common stock valued at $475,804. The value of the 1,666,667 common shares issued was determined based on the average market price of the Company’s common shares at the time of acquisition. The company allocated $324,142 of the acquisition price to goodwill and the balance of $151,662 to assets and liabilities.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of DiscLive, Inc. had occurred at January 1, 2004:

2004
ProForma

Revenues	$1,383,630
Cost of sales	902,869

Gross Margin	480,761

Expenses:
General and administrative expenses	1,297,620
Consulting services	135,094
Professional fees	378,084
Administrative salaries	470,533
Non-cash stock compensation	206,445
Non-cash consulting expense	766,856
Depreciation and amortization	61,297
Total expenses	3,315,929

Net operating loss	(2,835,168)

Other (expense):
Loss on extinguishment of debt	(50,043)
Loss on impairment of assets	(68,700)
Interest (expense), net	(39,727)

Net loss	$(2,993,638)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6 - ASSET ACQUISITION

On February 28, 2005, the Company entered into an Asset Purchase Agreement with Moving Records, LLC, a private Minnesota corporation (“MR”). Pursuant to the Asset Purchase Agreement, the Company acquired assets and assumed certain liabilities in exchange for 1,600,000 shares of the Company’s common stock. A summary of the fair market value of assets acquired and the liabilities assumed recorded in the financial statements is as follows:

Equipment	$288,998
Intellectual property	237,781
Accounts payable	(13,973)
Note payable due to bank	(24,806)
Note payable - commercial vehicle	(80,000)
Note payable - sellers	(120,000)
Net fair market value	$288,000

In connection with the Asset Purchase Agreement, the Company issued 700,000 shares of its common stock in exchange for the extinguishment of the note payable for the commercial vehicle in the amount of $80,000. The fair market value of the common stock was $126,000. The difference between the fair market value of the common stock in exchange for the note payable was $46,000 and was recorded as a loss on extinguishment of debt in the financial statements.

NOTE 7 - FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2005	December 31, 2004
Computer and office equipment	$26,224	$96,090
Recording equipment	-	262,774
Software	-	9,900
Subtotal Fixed Assets	26,224	368,764
Less accumulated depreciation	(7,625)	(93,562)
Net Fixed Assets	$18,599	$275,202

Depreciation expense totaled $59,445 and $47,612 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8 - INCOME TAXES

The Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. The Company did not record an income tax provision or benefit for 2005 or 2004. The difference between the recorded amount and the income tax benefit that would result based upon statutory rates is caused primarily by the valuation allowance increase each year.

The components of the Company’s deferred tax asset are as follows at December 31 for year indicated:

	2005	2004
Net operating loss carryforward	$4,611,156	$2,558,720
Temporary differences
Goodwill amortization	(21,609)	(16,207
	4,611,156	2,558,720

Assumed income tax rate	34%	34
Deferred income tax asset	1,567,793	869,965
Less: Valuation allowance	(1,567,793)	(869,965
Net deferred tax asset	$-	$-

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

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE DEBT

	December 31, 2005		December 31, 2004

Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on April 1, 2006	$330,249	(1)	$160,000
Secured Promissory Note, bearing interest at 10% per annum, due on April 1, 2006	425,000	(2)	-
Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on April 1, 2006	250,000	(3)	280,000
Unsecured note from a related party bearing no interest and due on demand	43,000	(4)	43,000
Secured Promissory Note in favor of Community Bank, bearing interest at 7% per annum	18,606		-
Promissory Note, bearing interest at 7% per annum, due on April 1, 2006	100,000	(2)	-
Promissory Note, bearing interest at 5% per annum, due on March 31, 2005	-		200,000
Promissory Note, bearing no interest, due on April 1, 2006	5,000	(2) (5)	3,000
Total Short-term debt	$1,171,855		$686,000
_________________
(1)
Pursuant to a Note Conversion Agreement, Waiver and Release, as amended, with this noteholder, the noteholder has agreed to convert $300,500 aggregate principal amount of the notes into Company common stock at a conversion price of $0.125 per share of common stock and waive any and all accrued but unpaid interest. The Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 13 - Subsequent Event).

(2)	The noteholders have agreed to waive all accrued but unpaid interest on these notes.
(3)
Pursuant to a Note Conversion Agreement, Waiver and Release, as amended, with these note-holders, the note-holders have agreed to convert $225,000 aggregate principal amount of the notes into Company common stock at a conversion price of $0.125 per share of common stock and waive any and all accrued but unpaid interest. The Note Conversion Agreement, Waiver and Release, as amended, however, is subject to termination in the event the transaction between Radical Holdings LP and the Company is not consummated (See Note 13 - Subsequent Event).

(4)
Interest has been imputed at a rate of 10% in the accompanying financial statements. The related party note holder is an employee stockholder. As such, the interest was considered to be a deemed contribution and has been recorded as additional paid-in capital and non-cash interest expense.

(5) Interest has been imputed at a rate of 10% in the accompanying financial statements as a discount on notes payable and amortized over the expected life of the note to interest expense.

Net interest expense totaled $167,820 and $37,227 for the years ended December 31, 2005 and 2004, respectively. Net interest expense includes $37,902 and $32,191 for non-cash charges related to the imputation of interest on the zero-basis notes for December 31, 2005 and 2004, respectively.

NOTE 10 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock. All shares of common stock are subject to preemptive rights entitling each stockholder to subscribe for additional shares of common stock upon any additional issuance of common stock or any security convertible into shares of common stock.

On April 9, 2004, the Company acquired all the outstanding shares of DiscLive, Inc., a Delaware corporation, in exchange for 1,666,667 shares of the Company’s common stock valued at $475,804, the fair value of the underlying shares. See further discussion of the DiscLive transaction in Note 5 above.

On May 20, 2004, the Company issued 63,333 shares of its common stock in exchange for the cashless exercise of a warrant to purchase 63,333 shares for the settlement of $9,500 in convertible notes with the Company. The fair market value of the common stock was determined to be $19,633. As a result of the settlement of the notes payable in stock, $10,133 was recorded as a loss on extinguishment of debt in the accompanying financial statements.

On May 20, 2004, the Company issued 10,000 shares of its common stock to a company to acquire equipment. The fair market value of the common stock issued in exchange was $3,000.

On May 20, 2004, the Company issued 10,417 shares of its common stock to an individual upon the exercise of a warrant. The aggregate cash exercise price was $1,563.

During 2004, the Company issued 1,594,153 shares of its common stock for consulting services. The fair market value of the shares was determined to be $323,146 as of the measurement dates and was charged to consulting expense accordingly.

During 2004, the Company issued 651,333 shares of its common stock for cash in the amount of $230,400.

During 2004, the Company issued 2,201,534 shares of its common stock for cash in the amount of $660,461. In connection with these shares, warrants to purchase 3,168,969 shares of common stock were also issued. The warrants were ascribed a value of $320,930 based on their relative fair market value to the common stock as determined using the Black-Scholes option pricing model. Please see Note 11 below for further discussion regarding the warrants.

During 2004, the Company issued 625,000 shares of its common stock to employees for services rendered. The fair market value of the underlying shares was determined to be $75,000 on the respective grant dates as no further services were required by the employees.

During 2004, a stockholder transferred shares of common stock to a note holder. The transfer occurred on or about the same time as a note financing transaction. As such, the transfer of the shares was considered to be on behalf of the Company. The fair market value of the shares was $60,000 and was recorded as a deemed contribution to the Company as additional paid-in capital and a debt issue cost of the note transaction.

During 2004, a stockholder transferred shares of common stock to an employee. The transfer of shares was considered to be on behalf of the Company and has been recorded as a deemed contribution to additional paid-in capital and a resulting non-cash compensation expense at fair market value of $30,000.

During 2005, the Company issued 264,000 shares of its common stock for consulting services. The fair market value of the shares was determined to be $37,680 as of the measurement dates and was charged to consulting expense accordingly.

During 2005, the Company issued 50,000 shares of its common stock to employees for services rendered. The fair market value of the underlying shares was determined to be $2,500 on the respective grant dates as no further services were required by the employees.

On February 28, 2005, the Company issued 1,600,000 shares of the Company’s common stock in exchange for certain assets acquired and the liabilities assumed from Moving Records, LLC. Additionally, in connection with the asset purchase, the Company issued 700,000 shares of its common stock in exchange for the extinguishment of the Note Payable for the commercial vehicle in the amount of $80,000. See further discussion regarding the Moving Records, LLC transaction in Note 6 above.

On September 15, 2005, the Company issued 3,000,000, 2,275,000 and 500,000 shares of Company common stock to Zach Bair, Paul Marin and Gary Blum, respectively. On March 2, 2006, Zach Bair, Paul Marin and Gary Blum agreed with the Company to rescind these shares effective as of the date of issue. The certificates evidencing these shares were returned to the transfer agent and cancelled in March 2006.

On September 23, 2005, the Company issued 600,000 shares of Company common stock to Paul Marin valued at $12,000. Effective September 2005, Mr. Marin returned to the transfer agent these shares of Company common stock because they were issued to him in error.

NOTE 11 - WARRANTS AND OPTIONS

Warrants to purchase Company common stock:

On March 20, 2004, the Company issued warrants to purchase up to 650,000 shares of Company common stock to Pangloss International, Inc. in connection with financial consulting activities. The warrants are exercisable at a price of $1.00 per share and expired on March 20, 2005. The fair value of the warrants was estimated to be $165,701 using the Black-Scholes option pricing model and has been recorded to non-cash consulting services expense.

On March 22, 2004, the Company issued warrants to purchase up to 300,000 shares of its common stock to an individual in connection with financial consulting activities. The warrants are exercisable at a price of $0.20 per share and will expire on March 22, 2007. The fair value of the warrants was estimated to be $95,481 using the Black-Scholes option pricing model and has been recorded to non-cash consulting services expense.

On June 22, 2004, the Company issued warrants to purchase up to 350,000 shares of its common stock to Broad Street Ventures in connection with a consulting agreement. 175,000 warrants are exercisable at a price of $0.30 per share and 175,000 are exercisable at $0.75 per share. The warrants will expire on September 9, 2007. The fair value of the warrants was estimated to be $125,586 using the Black-Scholes option pricing model and has been recorded to non-cash consulting services expense.

On December 9, 2004, the Company issued warrants to purchase up to 56,613 shares of its common stock to Doman Technology Capital, Inc. in connection with consulting services. The warrants are exercisable at a price of $0.30 per share and will expire on February 19, 2007. The fair value of the warrants was estimated to be $8,081 using the Black-Scholes option pricing model and has been recorded to non-cash consulting services expense.

During 2004, the Company issued warrants to purchase up to 3,168,969 shares of its common stock in connection with the sale of common stock for cash. These warrants consist of 3,002,302 shares with exercise price of $1.00 per share expiring on March 22, 2007 and 166,667 shares with an exercise price of $0.30 per share expiring on February 19, 2006. The warrants were ascribed a value of $320,930 based upon their relative fair market value to the common stock as determined using the Black-Scholes pricing model. This amount was recorded to additional paid-in-capital in the financial statements.

	2005		2004
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance, beginning of year	4,555,582	$0.34	477,916	$0.15
Warrants granted	-	-	4,525,582	$0.35
Warrants expired	(650,000)	$1.00	(374,166)	$0.15
Warrants exercised	(30,000)	$0.15	(73,750)	$0.15

Balance, end of year	3,875,582	$0.24	4,555,582	$0.34

Exercisable, end of year	3,875,582	$0.24	4,555,582	$0.34

The following is a summary of information about the warrants outstanding at December 31, 2005 and 2004:

	Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable

Date	Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

December 31, 2004	$ 0.15 - $1.75	4,555,582	2.00 years	$ 0.34	4,555,582	$ 0.34

December 31, 2005	$ 0.20 - $0.75	3,875,582	1.25 years	$ 0.24	3,875,582	$ 0.24

On June 22, 2004, two employee stockholders each issued 133,583 warrants to a third-party consultant. The warrants were issued by the employee stockholders personally and were not warrants issued by the Company. The issuance of these warrants was considered to be on behalf of the Company and has been recorded as a deemed contribution to additional paid-in capital and a resulting non-cash consulting expense at fair market value of $48,860. Fair market value was determined based on the Black-Scholes option pricing model. These warrants expire on February 19, 2007.

Options to purchase Company common stock:

On April 14, 2004, the Company entered into an employment agreement with an individual as a result of its DiscLive acquisition. As additional consideration for services, the Company granted stock options to purchase up to 450,000 shares of its common stock at an exercise price of $0.65 per share. The options have cliff vesting one year from the date of issuance. The value of the options on the grant date using the Black-Scholes Model was determined to be $143,216. The fair market value was amortized over the one year vesting period, which resulted in a non-cash stock compensation charge of $101,445 during 2004 and $41,771 in 2005. As of December 31, 2005, the employment contract had been terminated and the Company entered into a subsequent agreement on November 19, 2005 whereby the rights to the options would terminate in consideration for a cash payment by the Company in the amount of $4,500.

On May 6, 2005, the Company entered into a consulting agreement with an individual. The Company granted 650,000 stock options to vest over a period of thirty-six months as consideration for services to be performed. The consulting agreement was terminated on February 14, 2006. The value of the options on the measurement date using the Black-Scholes Model was determined to be $34,102. The Company has recorded non-cash stock compensation expense in the amount of $22,917 as of December 31, 2005. The options expire on May 6, 2008.

	2005		2004
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Balance, beginning of year	450,000	$0.65	-	-
Options granted	650,000	$0.15	450,000	$0.65
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance, end of year	1,100,000	$0.35	450,000	$0.65

Exercisable, end of year	594,444	$0.53	-	$-

The following is a summary of information about the options outstanding at December 31, 2005:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.15-0.65	1,100,000	2 years	$0.35	594,444	$0.53

NOTE 12 - RELATED PARTY TRANSACTIONS

Shareholder loans:

The Company received $590,745 and $581,000 during the year ended December 31, 2005 and 2004, respectively, in notes payable for operating expenses from shareholders of the Company (see Note 9 above).

During the year ended December 31, 2004, the Company received a loan of $43,000 aggregate principal amount from its Chief Executive Officer. This note does not bear interest and has no maturity date.

NOTE 13 - SUBSEQUENT EVENTS

On January 24, 2006, the Company entered into a Securities Purchase Agreement with Radical Holdings LP, a Texas limited partnership (“Radical”), which was subsequently amended on March 3, 2006. Pursuant to the Securities Purchase Agreement, as amended, the Company will adopt and file a Certificate of Designation, Rights and Preferences, establishing the Series A Convertible Preferred Stock, par value $0.001 per share to issue and sell to Radical. Subject to the terms of the Securities Purchase Agreement, as amended, Radical will purchase 4,392,286 shares of the Series A Preferred Stock for cash totaling $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock are convertible, at any time at the option of the holders of the Series A Convertible Preferred Stock, into that aggregate number of full shares of Company common stock representing 95% of the total Company common stock outstanding after giving effect to the conversion.

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

Radical may, from time to time, in its sole discretion, prior to the closing of the purchase and sale of the Series A Convertible Preferred Stock, loan funds to the Company to pay outstanding liabilities, accounts payable or other obligations and to provide necessary funds to operate its business. Any funds loaned to the Company are required:

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

In the event that any funds loaned to the Company are not repaid pursuant to item (iii) immediately above, the Company will make in favor of Radical a non-interest bearing note in the aggregate amount loaned by Radical to the Company and grant Radical a security interest in all of the Company’s assets to secure the repayment of all the amounts due and payable under such note or notes. The note or notes shall have a term of ninety (90) days, and the note or notes and security agreement shall be in a form reasonably satisfactory to Radical. As of March 31, 2006, Radical has loaned the Company an aggregate of $287,000.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation of the Registrant, dated as of August 3, 1998 and filed with the Secretary of State of the State of Nevada on August 6, 1998.
3.2*	Bylaws of the Registrant.
4.1*	Form of common stock certificate of the Registrant.
4.2
Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3*	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow.
4.4*	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC.
4.5*	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc.
4.6*	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc.
10.1
Acquisition Agreement, dated as of April 9, 2004, by and between the Registrant and DiscLive, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2004 and incorporated herein by reference).

10.2.1*
Form of Secured Convertible Promissory Notes, dated as of November 29, 2004, issued by the Registrant in favor of each of Gary Blum, Osias Blum, Barnett Family Partnership II and Doman Technology Capital, Inc.

10.2.2*	Unlimited Guaranty, dated as of November 29, 2004, by and among DiscLive, Inc., a wholly-owned subsidiary of the Registrant, Gary Blum, Jeffrey Doman and Osias Blum.
10.2.3*	Collateral Assignment and Security Agreement, dated as of November 29, 2004, by and between DiscLive, Inc., a wholly-owned subsidiary of the Registrant, and Osias Blum.
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

10.4.1*	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC.
10.4.2*	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC.

10.5*	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson.
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

10.9.1*	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company.
10.9.2*	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company.
10.10.1*	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow.
10.10.2*	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow.
10.11.1*
Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum.

10.11.2*
Form of First Amendment to Note Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum.

10.12*	Amended and Restated Consolidated Secured Convertible Promissory Note, dated as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629.
10.13*	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum.
10.14*	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant.

10.15*	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair.
10.16*	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin.
21.1*	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

* Previously filed.
** Filed herewith.