Form 10KSB/A
period 2004-12-31
IMMEDIATEK INC
filed 2006-07-20
CIK 1084182

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

Common Stock, par value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year. $1,171,961

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common stock on March 30, 2005, was $1,894,553.

As of December 31, 2004 and March 31, 2005, the issuer had 29,780,655 and 32,344,655 shares of common stock outstanding, respectively.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE

In this Annual Report on Form 10-KSB/A (Amendment No. 1), Immediatek, Inc. (“Immediatek,” “we,” “us,” “our” or the “Company”) is restating its previously issued consolidated financial statements for fiscal years 2004 and 2003 (the “Restatement”), because of accounting errors in reporting financing and other transactions. Further information on the adjustments can be found in “Note 1- Restatement of Consolidated Financial Statements,” which accompanies the restated consolidated financial statements contained in this Form 10-KSB/A.

This Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2004 is being filed to reflect restatements of the Company’s consolidated balance sheets as of December 31, 2004 and 2003, and the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2004 and 2003 and the notes related thereto. For a more detailed description of the Restatement, see “Note 1 – Restatement of Consolidated Financial Statements,” which accompanies the restated consolidated financial statements contained in this Form 10-KSB/A.

This Annual Report on Form 10-KSB/A (Amendment No. 1) amends and restates only Items 6, 7 and 8A of Part II and Item 13 of Part III of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as originally filed with the Securities and Exchange Commission, or SEC, on March 31, 2005 (the “Original Filing”), in each case, solely as a result of, and to reflect, the Restatement. Other than with respect to referencing to this document as a “Form 10-KSB/A” or as “Amendment No. 1,” no other information in the Original Filing is being amended hereby. The foregoing Items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-KSB/A continues to speak as of the filing date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been, or will be, addressed in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, which was filed with the SEC on July 18, 2006, and any reports filed with the SEC subsequent to the date of this filing. In addition, pursuant to the rules promulgated by the SEC, Item 13 of Part III of the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, and 32.1.

The Company has not amended, and does not intend to amend, its previously filed Quarterly Reports on Form 10-QSB for the periods affected by the Restatement. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such previously filed reports should no longer be relied upon.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, which can be identified by the use of forward-looking terminology, such as “may,” “can,” “believe,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “estimate,” “will,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to be correct. Important factors with respect to these forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, or Cautionary Statements, are disclosed in the Original Filing and this Form 10-KSB/A, including in conjunction with the forward-looking statements and under the caption “Risk Factors” in the Original Filing. In addition, important factors that could cause actual results to differ materially from those in the forward-looking statements included this Amendment No. 1 include, among others, our inability to continue as a going concern, limited working capital, limited access to capital, changes from anticipated levels of sales, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, dependence on third party manufacturers, vendors or contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of our products and our ability to meet our stated business goals. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

This Amendment No. 1 contains registered trademarks and servicemarks owned or licensed by companies other than us.

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

The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our restated consolidated financial statements and the notes accompanying those financial statements, which are included in this Annual Report on Form 10-KSB/A (Amendment No. 1). MD&A includes the following sections:

•	Our Business – a general description of our business; our objectives, our areas of focus; and the challenges and risks of our business.
•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review – an analysis of our restated consolidated results of operations for the two years presented in our restated consolidated financial statements.
•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.

Our Business

General

In April 2004, the Company acquired all of the issued and outstanding shares of DiscLive. Since this acquisition, the Company’s primary operations are those of DiscLive. DiscLive records live content, such as concerts, and makes the recorded content available for delivery at the event shortly following the conclusion of the live event. The recorded content is made available for pre-sale and sale at the venue and on DiscLive’s website, www.disclive.com. The content is delivered primarily via compact disc.

DiscLive has recorded live events for Billy Idol, Jefferson Starship and the Pixies, among others. During 2004, we recorded 53 live events and sold, or delivered under contract, approximately 45,000 recordings of those events and prior events. During 2003, DiscLive recorded 21 live events.

Prior to April 2004, Immediatek was an efficient solutions provider of software and technology solutions.

History of Operating Losses

We incurred a net loss of $3.0 million and $3.6 million and used cash in operations of $1.4 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively. In addition, we are highly leveraged. At December 31, 2004, our current liabilities exceeded our current assets by $1.2 million and our stockholders’ deficit was $0.6 million. Our existence and operations are dependent upon our ability to obtain the necessary additional capital, primarily through the issuance of additional equity, and to generate sufficient funds from our operations.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2004 includes an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

We funded our operations during fiscal year 2004 through the sale of Company common stock and incurring indebtedness. During the fiscal year ended December 31, 2004, we received $842,953 from the sale of Company common stock, net of issuance costs, and $581,000 in short-term debt to cover operations, which was offset by $95,000 in repayments of short-term indebtedness.

Our Objective

Our objective is to utilize our assets – brand name, unique concept, trade secrets, intellectual property and people – to grow the DiscLive business. Our vision to achieve that objective includes the marketing and expansion our services to a number of live events in order to increase the sales of our product.

Areas of Focus

Leveraging our brand and generating more recorded content and market share. We are focused on leveraging our identifiable brand in manner that will generate more contracts to record live events. In addition, by continuing to improve the brand, speed up the processes and offer new innovative products, we believe that we will continue to gain market share.

Challenges and Risks

Operating in this industry provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management.

Obtaining Contracts to Record Live Content. While obtaining contracts to record live events creates challenges in itself, our ability to obtain contracts to record live events that generate sufficient sales of our products is even more challenging. Prior to entering into recording contracts, we perform an analysis of the costs to be incurred and the amount of our product that we estimate will be sold. These analyses contain many assumptions, many of which are beyond our control. If our analysis of a number of recording contracts proves to be incorrect, we will not generate sufficient cash from our operating activities to sustain operations and, therefore, will require additional funding to continue our business.

Competing with a Substantial Competitor. Our major competitor, InstantLive, LLC, a subsidiary of Clear Channel Communications Inc., has substantially more resources than us, both financially and in the industry. According to Clear Channel Communications Inc., for the year ended December 31, 2004, it promoted, produced or hosted over 28,500 events, including music concerts, theatrical performances, museum exhibitions and specialized sporting events, with total attendance nearing 61 million, and as of December 31, 2004, it owned or operated 104 venues, consisting of 75 domestic and 29 international venues. As a result of Clear Channel Communications Inc.’s ownership of the venues and production of the events, we believe that InstantLive, LLC has a substantial competitive position to us in obtaining live event recording contracts.

Maintaining a Quality Product. Our product is relatively new and continues to evolve. In early 2004, the speed of compact disc duplicators increased to a point where our product could be produced efficiently. As technology improves and better quality recordings are necessary, we will be required to improve our products to maintain a market for our products and compete with our competitors.

Additionally, see “Risk Factors” in Part I of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, concerning risks and uncertainties facing us.

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

Operations Review

The Year Ended December 31, 2004 (Restated) Compared to the Year Ended December 31, 2003 (Restated)

	2004	2003	2004 vs. 2003
	(Restated)	(Restated)	Change	% Change
Revenues	$1,171,961	$133,486	$1,038,475	778%
Cost of sales	838,129	48,156	789,973	1,640
Gross Profit	$333,832	$85,330	$248,502	291%
Gross Profit Margin	28%	64%
General and administrative expenses	1,206,143	231,049	975,094	422%
Consulting services	135,094	465,166	(330,072)	(71)
Professional fees	378,084	-	378,084	-
Administrative salaries	431,236	185,630	245,606	132
Non-cash stock compensation	206,445	2,384,080	(2,177,635)	(91)
Non-cash consulting expense	766,856	-	766,856	-
Depreciation and amortization	47,612	439	47,173	10,746
Net operating loss	(2,837,638)	(3,181,034)	343,396	(11)
Loss on extinguishment of debt	(50,043)	(445,900)	395,857	(89)
Loss on impairment of assets	(68,700)	-	(68,700)
Interest income (expense), net	(37,227)	437	(37,664)	(8,619)
Net loss	$(2,993,608)	$(3,626,497)	$632,889	(17)%

Net loss per share – basic and fully diluted	$(0.14)	$(0.21)	$0.07	$(33)%

Revenues. The increase in revenue is primarily attributable to the acquisition of DiscLive in April 2004. After the acquisition of DiscLive, operating activity was directed, and continues to be directed, to the business of DiscLive. Additionally, the acquisition of DiscLive included several contracts to record live content. One of those contracts, the recording contract with the Pixies, is our and DiscLive’s largest live content recording contract to date.

We expect revenues for the year ended December 31, 2005, to decrease from the year ended December 31, 2004, as the contract with the Pixies concluded and the Company has not yet signed another contract of this significance for 2005.

Cost of Sales. The increase in cost of sales is a result of the acquisition of DiscLive in April 2004. The costs of producing and manufacturing the DiscLive product are much greater than our previous products. These additional costs include travel, equipment, personnel and raw materials.

Gross Profit Margin. The decrease in gross profit margin is the result of the higher costs associated with producing and manufacturing the DiscLive product, as compared to our previous products.

General and Administrative Expense. The increase in general and administrative expense is primarily attributable to new operations assumed with the acquisition of DiscLive. In connection with that acquisition, we assumed a lease for office space in New York, New York and had material increases in travel, office expense, payroll taxes and independent contractor fees.

We anticipate general and administrative expense will decrease in year 2005 due to the termination of the New York, New York office space lease and the termination or resignation of five employees.

Consulting Services. The increase in consulting service expense was attributable to the Company contracting with consultants on a basis for payment in Company common stock. Non-cash consulting services expense was $766,856 and $410,000 during 2004 and 2003, respectively.

During the year ending December 31, 2005, we expect a decrease in consulting expense, as we have limited the roles of most of our consultants. We may be required to retain a consultant to review and implement internal controls required by the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. The Securities and Exchange Commission, however, is considering relief under this requirement for small business issuers, but has not published its conclusions as of yet. As a result, we are unable to determine what costs will be required to be incurred in order to meet these requirements.

Depreciation and Amortization Expense. The increase in this expense is attributable to the assets acquired in connection with the acquisition of DiscLive. We anticipate that depreciation and amortization expense will increase in year 2005, as 2004 did not have twelve months of depreciation and amortization due to the closing of the DiscLive acquisition on April 9, 2004.

Professional Fees. The increase in professional fees is attributable to the utilization of outside consultants in the procurement of additional capital. The fees charged by firms that were unsuccessful in raising capital have been expensed in the financial statements.

We anticipate that professional fees for year 2005 will remain the same or decrease. The Company plans to continue its capital raising activities; however, it also intends to concentrate on integrating and scaling DiscLive operations, which its desires will reduce the need for additional capital and, thus, lower fees related capital raising efforts.

Administrative Salaries This increase is attributable to the DiscLive acquisition. We plan to concentrate more on our operations and perform under more contracts to record live content in 2005 and, therefore, expect to incur additional salary and wage expense during year 2005.

Loss on extinguishment of debt. The change in loss on extinguishment of debt from 2003 to 2004 is attributable to the conversion of a higher value of notes payable in 2003 than 2004.

Income Taxes. There was no federal income tax expense for the years ended December 31, 2004 and 2003 due a net loss in each period.

Liquidity and Capital Resources and Financial Position

We had cash of $21,550 at December 31, 2004, as compared to cash of $118,562 at December 31, 2003. The decrease in cash is due to the fact that cash provided by operating and financing activities was not sufficient to support cash used in operating and investing activities. Due to the shortfall in cash generated from operating activities, we had to obtain $1,328,953 of financing, which consisted of the sale of Company common stock and the incurrence of indebtedness.

As a result of our inability to generate sufficient cash from operating activities at this time to sustain our operations, additional financing is required. We anticipate that we will need approximately $1,000,000 of additional financing to sustain our operations at current levels for fiscal year 2005. In the future, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. No assurance can be given, however, that we will be able to obtain any funds when and if needed.

Operating Activities. Cash used in operating activities was $1,424,558 and $232,654 for the fiscal years ended December 31, 2004 and 2003, respectively. The increase resulted primarily from a decrease in shares issued for non-cash consulting services, which caused cash to be utilized for these expenses in 2004.

Investing Activities. Cash used in investing activities was $1,407 for the year ended December 31, 2004 and $3,129 for the year ended December 31, 2003. This increase is attributable to an increase in purchases of fixed assets.

Financing Activities. Cash from financing activities was $1,328,953 for the year ended December 31, 2004 and $349,500 for the year ended December 31, 2003. The increase resulted primarily from the private placement we conducted in 2004.

Indebtedness. We have significant indebtedness. As a result, we are highly leveraged. At December 31, 2004, our current liabilities exceeded our current assets by $1.2 million and our stockholders’ deficit was $0.6 million. The following table is a summary of our indebtedness as of December 31, 2004.

December 31, 2004

Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on October 31, 2005	$160,000
Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on October 31, 2005	280,000
Unsecured note from a related party bearing no interest and due on demand	43,000
Promissory Note, bearing interest at 5% per annum, due on March 31, 2005	200,000
Promissory Note, bearing no interest	3,000
Total Short-term debt	$686,000

Accounts Payable. At December 31, 2004, we had $346,868 of accounts payable outstanding, 31% of which had aged over 90 days.

Contractual Obligations and Commercial Commitments. The following table highlights, as of December 31, 2004, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1 Year
Indebtedness	$686,000	$686,000	$-
Guaranty (1)	$640,000	$640,000	$-
_______
(1)  This is a guaranty by DiscLive of the obligations under those certain secured notes.

Liquidity. We will require approximately $1,000,000 of additional financing to operate our business at the desired level during year 2005. We presently do not generate sufficient cash from operations to fund our operating activities and will require additional financing to continue operations in fiscal 2005.

Our ability to obtain financing depends on many factors, many of which are out of our control, such as the state of the capital markets, the market price for our common stock and the prospects for our business. The necessary additional financing may not be available to us or may be available on adverse terms. Consequently, failure to obtain financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our operations is unavailable or insufficient, we may be unable to continue as a going concern.

ITEM 7.	FINANCIAL STATEMENTS.

The restated audited consolidated financial statements and related footnotes of Immediatek, Inc. can be found beginning with the Index to Restated Consolidated Financial Statements following the signature page of this Annual Report on Form 10-KSB/A (Amendment No. 1).

ITEM 8A.	CONTROLS AND PROCEDURES.

At the time that our Annual Report on Form 10−KSB for the year ended December 31, 2004 was filed on March 31, 2005, our then Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004. Subsequent to that evaluation, our management concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2004 because of the material weaknesses in our internal control over financial reporting, which are described in “Note 1 – Restatement of Consolidated Financial Statements,” which accompanies the restated consolidated financial statements included in this Annual Report on Form 10-KSB/A (Amendment No. 1). Notwithstanding the material weaknesses, our current management, based upon the substantial work performed during the restatement process, has concluded that the Company’s restated consolidated financial statements for the periods covered by, and included in, this Annual Report on Form 10−KSB/A (Amendment No. 1) are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

PART III

ITEM 13.	EXHIBITS.

The following exhibits are provided pursuant to the provisions of Item 601 of Regulation S-B:

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

_______
*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc., a Nevada corporation

Date: July 20, 2006	By:	/s/ PAUL MARIN
	Name:	Paul Marin
	Title:	President (On behalf of the Registrant and as Principal Financial Officer)

In accordance with the Exchange Act, this Annual Report on Form 10-KSB/A (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA	Director	July 20, 2006
Darin Divinia

/s/ TRAVIS HILL	Chief Executive Officer	July 20, 2006
Travis Hill	(principal executive officer)

/s/ PAUL MARIN	Director, President and Secretary	July 20, 2006
Paul Marin	(principal financial and accounting officer)

IMMEDIATEK, INC.

INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm for fiscal year
ended December 31, 2004	F-1
Report of Independent Registered Public Accounting Firm for fiscal year
ended December 31, 2003	F-2
Consolidated Balance Sheets as of December 31, 2004 (Restated) and
2003 (Restated)	F-3
Consolidated Statements of Operations for the fiscal years ended
December 31, 2004 (Restated) and 2003 (Restated)	F-4
Consolidated Statements of Stockholders’ Deficit for the fiscal years
ended December 31, 2004 (Restated) and 2003 (Restated)	F-5
Consolidated Statements of Cash Flows for the fiscal years ended
December 31, 2004 (Restated) and 2003 (Restated)	F-6
Notes to Restated Consolidated Financial Statements	F-7

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

The accompanying 2004 restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 3 and 4 to the restated consolidated financial statements, the Company does not have sufficient revenues to support its operating activity and will need to obtain additional financings to continue its operations. The uncertainty of obtaining sufficient financings raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning th4ese matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Immediatek, Inc.

We have audited the accompanying restated balance sheet of Immediatek, Inc. as of December 31, 2003, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2003, and the results of its operations, equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying 2003 restated consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 3 and 4 to the restated consolidated financial statements, the Company does not have sufficient revenues to support its operating activity and will need to obtain additional financings to continue its operations. The uncertainty of obtaining sufficient financings raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning th4ese matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company’s 2003 total liabilities reported as $138,113 should have been $181,334, and accumulated deficit and net loss previously reported as $1,369,552 and $845,524, respectively, should have been $4,150,525 and $3,626,497, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Beckstead and Watts, LLP

March 30, 2004, except for Note 1, as to which the date is July 14, 2006

Immediatek, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets	(RESTATED)	(RESTATED)

Current assets:
Cash	$21,550	$118,562
Accounts receivable	73,281	1,647
Prepaid expenses and other current assets	90,927	5,760
Total current assets	185,758	125,969

Fixed assets, net	275,202	6,576
Intellectual property	-	65,601
Goodwill	324,142	-

Total Assets	$785,102	$198,146

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$346,868	$110,927
Accrued liablities	332,069	60,907
Accrued Interest	12,793	-
Notes payable	3,000	9,500
Notes payable – related party	43,000	-
Convertible notes payable	640,000	-
Total current liabilities	1,377,730	181,334

Stockholders' (Deficit) Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 29,780,655 shares issued and outstanding in 2004 and 22,958,218 shares issued and outstanding in 2003	$29,781	$22,958
Additional paid-in capital	6,521,724	4,144,379
Accumulated Deficit	(7,144,133)	(4,150,525)
Total Stockholders' (Deficit) Equity	(592,628)	16,812

Total Liabilities and Stockholders' Deficit	$785,102	$198,146

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Fiscal Year Ended
	December 31,
	2004	2003
	(RESTATED)	(RESTATED)

Revenues	$1,171,961	$133,486
Cost of sales	838,129	48,156

Gross Margin	333,832	85,330

Expenses:
General and administrative expenses	1,206,143	231,484
Consulting services	135,094	54,766
Professional fees	378,084	-
Administrative salaries	431,236	185,630
Non-cash stock compensation	206,445	2,383,645
Non-cash consulting expense	766,856	410,400
Depreciation and amortization	47,612	439
Total expenses	3,171,470	3,266,364

Net operating loss	(2,837,638)	(3,181,034)

Other (expense) income:
Loss on extinguishment of debt	(50,043)	(445,900)
Loss on impairment of assets	(68,700)	-
Interest (expense) income, net	(37,227)	437

Net loss	$(2,993,608)	$(3,626,497)

Weighted average number of common shares outstanding – basic and fully diluted	21,211,517	17,152,736

Net loss per share – basic and fully diluted	$(0.14)	$(0.21)

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Consolidated Statement of Changes in Stockholders' Deficit

			Additional	Additional Paid-In Capital				Total
	Common Stock		Paid-in		Stock		Retained	Stockholders'
	Shares	Amount	Capital	Warrants	Options	Other	Deficit	Deficit

Balance, December 31, 2002	1,898,655	$1,899	$465,585	$-	$-	$-	$(524,028)	$(56,544)

Shares issued for Non-Employee Consulting	1,030,000	1,030	409,370					410,400
Shares issued for Asset Purchase Agreements with Employees	18,100,397	18,100	2,334,951					2,353,051
Shares and Warrants issued for Cash	426,666	427	57,580	69,994				128,001
Shares issued for Intellectual Property	125,000	125	47,375					47,500
Shares issued for Conversion of Notes Payable	895,833	896	359,229	177,375				537,500
Shares issued for the purchase of Equipment	8,333	8	992					1,000
Shares issued for Employee Services	100,000	100	48,900					49,000
Shares issued by Stockholders for Services						54,766		54,766
Shares issued by Stockholders for Conversion of Notes Payable		-	-			15,900		15,900
Shares issued for cash	373,334	373	111,627					112,000
Legal fees incurred for issuance of shares						(9,265)		(9,265)
Net loss							(3,626,497)	(3,626,497)
Balance, December 31, 2003 (RESTATED)	22,958,218	$22,958	$3,835,609	$247,369	$-	$61,401	$(4,150,525)	$16,812

Shares issued for Non-Employee Consulting	1,594,153	1,594	321,552					323,146
Shares issued for Conversion of Notes Payable	63,333	63	19,570					19,633
Warrants issued for Non-Employee Consulting	-	-	-	394,849				394,849
Shares and Warrants issued for Cash	2,201,534	2,202	337,329	320,930				660,461
Fees incurred for issuance of shares	-	-	-			(23,655)		(23,655)
Shares issued for cash	651,333	651	229,749					230,400
Shares issued by Stockholders for Notes Payable		-	-			60,000		60,000
Shares issued by Stockholders for Employee Services		-	-			30,000		30,000
Shares issued for Employee Services	625,000	625	74,375					75,000
Issuance of Stock Options	-	-	-		101,445			101,445
Shares issued upon exercise of Warrants	10,417	11	1,552					1,563
Warrants issued by Stockholders for Services	-	-	-	48,860				48,860
Shares issued for acquisition of DiscLive, Inc.	1,666,667	1,667	474,137					475,804
Shares issued for the purchase of Equipment	10,000	10	2,990					3,000
Legal fees incurred for issuance of shares						(25,815)		(25,815)
Imputed Interest on Notes Payable from Stockholders						9,477		9,477
Net Loss							(2,993,608)	(2,993,608)
Balance, December 31, 2004 (RESTATED)	29,780,655	$29,781	$5,296,863	$1,012,008	$101,445	$111,408	$(7,144,133)	$(592,628)

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Fiscal Year Ended
	December 31,
	2004	2003
	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net loss	$(2,993,608)	$(3,626,497)
Depreciation and amortization	47,612	439
Non-cash interest expense	32,191	-
Non-cash consulting fees	766,856	410,400
Non-cash stock compensation	206,445	2,383,645
Loss on extinguishment of debt	50,043	445,900
Impairment loss on assets	68,700	-
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts receivable	(71,634)	(1,205)
Prepaid expenses	(51,059)	(7,605)
Accounts payable	235,941	60,198
Accrued liabilities	271,162	102,071
Accrued interest	12,793	-
Net cash used by operating activities	(1,424,558)	(232,654)

Cash flows from investing activities
Purchase of fixed assets	(22,069)	(3,129)
Cash received in acquisition	20,662	-
Net cash used by investing activities	(1,407)	(3,129)

Cash flows from financing activities
Payments on notes payable	(95,000)	(7,500)
Proceeds from notes payable	581,000	147,000
Proceeds from issuance of common stock, net of fees	842,953	210,000
Net cash provided by financing activities	1,328,953	349,500

Net increase in cash	(97,012)	113,717
Cash – beginning	118,562	4,845
Cash – ending	$21,550	$118,562

Supplemental disclosures:
Interest paid	$-	$2,698
Income taxes paid	$-	$-

Number of shares issued for consulting services	1,594,153	1,030,000
Value of shares issued for consulting services	$323,147	$410,400

Number of shares issued for employee services	625,000	18,200,397
Value of shares issued for employee services	$75,000	$2,383,951

Number of shares issued for conversion of notes payable	63,333	895,833
Value of shares issued for conversion of notes payable	$19,633	$537,500

Number of shares issued to acquire DiscLive, Inc.	1,666,667	-
Value of shares issued to acquire DiscLive, Inc.	$475,804	$-

Number of shares issued for assets	10,000	133,333
Value of shares issued for assets	$3,000	$48,500

See accompanying notes to restated consolidated financial statements.

Immediatek, Inc.
Notes to Restated Consolidated Financial Statements

NOTE 1 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of our audit of fiscal 2005 and a diligence process conducted by an investor, we determined that there were errors in accounting treatment and reported amounts in our previously filed consolidated financial statements. As a result, we determined to restate our consolidated financial statement for the years ended December 31, 2005, 2004 and 2003. The restatement of the years ended December 31, 2004 and 2003 are included in this Annual Report on Form 10-KSB/A (Amendment No. 1).

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

Summary of Adjustments by Category

These restated consolidated financial statements include adjustments related primarily to the following:

Common Stock Issued to Officers for Intellectual Property. During the first quarter of 2003, the Company issued 18,100,397 shares of its common stock to its officers in exchange for intellectual property. Pursuant to SFAS 142, assets acquired independently are to be recorded at their current fair values. At the time of the transaction, there was not a readily available fair value to the intellectual property acquired and, therefore, value was assessed using the actual hard costs attributable to the asset based on documentation provided by the officers. The fair value of the shares given as consideration for the intellectual property exceeded the asset value by $2,335,081, which was recorded as compensation. Upon subsequent review of the transaction, the Company determined that an independent valuation of the consideration paid was appropriate given the magnitude of the excess value received. Pursuant to the aforementioned valuation prepared by an independent third party, the Company restated its 2003 financial statements with the filing of the 2005 financial statements, reflecting a decrease in compensation expense in the amount of $2,226,479 in order to reflect the new value attributable to the consideration paid. It was subsequently determined that is was inappropriate to revalue this transaction. As a result, the restated accounting treatment has been rescinded and the amounts have been adjusted to the original accounting treatment based on fair market value of the underlying shares that were exchanged in the transaction.

Warrants and Options. During the year ended December 31, 2004, the Company issued warrants and options to purchase up to 4,975,582 shares of Company common stock to various individuals in exchange for consulting services provided to the Company. As of December 31, 2004, no expense had been recorded. The warrants and options were subsequently valued at $1,272,522 using the Black−Scholes option pricing model. The Company recorded the expense in its restated 2004 annual financial statements filed with the 2005 financial statements. Upon further review of the transactions, it was noted that the restated adjustments did not properly account for shares issued to third-party consultants on the appropriate measurement date. Furthermore, certain of the shares were issued in connection with a private placement memorandum and the sale of common stock. As such, the fair market value of the warrants issued with common stock should have been ascribed a value and recorded to additional paid-in capital accordingly. The amount originally recorded as the restatement, $1,272,522, has been reversed in the accompanying restated financial statements. See further discussions regarding the restated accounting treatment for options and warrants discussed in separate paragraphs below.

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

Sales Tax. During 2005, the Company evaluated all state reporting requirements with respect to its revenue and corresponding sales tax requirements. Deficiencies were identified during this process resulting in a reduction in the previously recorded expense for 2004 of $9,172.

Mechanicals and Royalties. During 2005, the Company determined that mechanicals and royalties had not properly been accrued for the related revenue transactions. As a result of this review, additional cost of sales expense and accrued liabilities were recorded in the amount of $20,550 for 2004.

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

Common Stock Issued on Behalf of the Company for Issuance of Note Payable. During 2004, an employee stockholder of the Company transferred personally owned common stock of the Company to a note holder. The transfer was assumed to be on behalf of the Company and occurred in close proximity to the receipt of cash in exchange for a note payable. The transfer has been recorded as a deemed contribution to the Company and as a cost of the note payable at fair market value of the shares. Accordingly, $60,000 has been recorded in the restated financial statements as debt issue costs related to the transfer and has been amortized over the term of the note payable of eleven months. The amortization of the debt issue costs has been charged to interest expense as $5,231 in 2004.

Common Stock Issued on Behalf of the Company for Employee Compensation. During 2004, an employee stockholder of the Company transferred personally owned common stock of the Company to an employee. The transfer was assumed to be on behalf of the Company and has been recorded as a deemed contribution and non-cash compensation expense in the restated financial statements. The resulting charge to accumulated deficit was $30,000 and was based on the fair market value of the shares.

Warrants to Purchase Common Stock Issued on Behalf of the Company for Consulting Services. During 2004, two employee stockholders of the Company issued warrants to purchase personally owned common stock of the Company directly from the stockholders to third party consultants. The issuance of the personal warrants was assumed to be on behalf of the Company and has been recorded as a deemed contribution and consulting expense in the restated financial statements. The resulting charge of $48,860 to accumulated deficit was based on the fair market value of the shares determined using the Black-Scholes option pricing model.

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

Legal Fees Related to Capital Transactions. The Company had erroneously recorded legal expenses related to capital transactions as an expense in the financial statements. These amounts should have been recorded as a reduction of the proceeds received. As a result of the correction of the errors, $9,265 and $25,815 has been recorded as a reduction of legal expenses and a corresponding reduction of the capital proceeds in the 2003 and 2004 restated financial statements, respectively.

Common Stock Issued with Warrants. During 2004, the Company issued warrants to purchase 166,667 shares of common stock in connection with common stock issued in exchange for cash. The warrants should have been ascribed a value of the proceeds based on the relative fair market value of the warrants to the common stock issued. The ascribed value of the warrants was determined to be $28,474 and was recorded to additional paid-in capital in the 2004 restated financial statements.

Warrants to Purchase Common Stock Issued for Consulting Services. During 2004, the Company issued warrants to purchase 1,305,661 shares of common stock to third party consultants. The fair market value of the warrants was determined using the Black-Scholes option pricing model. As a result of the issuance of the warrants, $394,849 has been recorded in the 2004 restated financial statements.

Common Stock Issued with Warrants in a Private Placement. During 2003 and 2004, the Company issued warrants to purchase 250,000 and 2,752,302 shares of common stock, respectively, in connection with common stock issued in a private placement. The warrants should have been ascribed a value of the proceeds based on the relative fair market value of the warrants to the common stock issued. The ascribed value of the warrants for 2003 and 2004 was determined to be $30,000 and $326,690, respectively, and was recorded to additional paid-in capital in the restated financial statements.

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

Common Stock Issued for Consulting Services. During 2003 and 2004, the Company issued 1,030,000 and 1,594,153 shares of common stock, respectively, to third party consultants. The fair market value of the shares should have been determined based on the measurement date in accordance with SFAS 123 for shares issued to third party consultants. The Company erroneously determined the fair market value on the date of grant. The correction of the error resulted in $20,000 in additional non-cash consulting expense in the 2003 financial statements and a reduction of non-cash consulting expense of $31,299 in 2004.

Common Stock Issued to Employees. During 2003 and 2004, the Company issued 100,000 and 625,000 shares of common stock, respectively, to employees. The fair market value of the shares should have been determined based on the date of the Board of Directors’ approval in accordance with SFAS 123 as the date that all necessary authorizations were obtained. The Company erroneously determined the fair market value on the date of grant. The correction of the error resulted in $11,000 in additional non-cash compensation expense in the 2003 financial statements and a reduction of non-cash compensation expense of $200,850 in 2004.

Common Stock Options Granted to Employees. During 2004, the Company granted options to purchase shares of common stock to employees. The fair market value of the shares should have been determined using the Black-Scholes option pricing model and amortized over the vesting period of the options. The correction of the error resulted in $101,445 in additional non-cash compensation expense in the 2004 financial statements.

Imputed Interest on Non-Interest Bearing Notes Payable. During 2004, the Company issued non-interest bearing notes payable to stockholders in exchange for cash. Interest should have been imputed on these notes and amortized to interest expense over the term of the notes payable. Interest for these notes has been recorded at 10% per annum in the restated 2004 financial statements resulting in an additional non-cash interest expense of $3,352.

The foregoing adjustments did not affect our previously reported cash and cash equivalents balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

Consolidated Balance Sheets as of December 31, 2004 and 2003:

	As of December 31,
	2004			2003
	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Assets

Current assets:
Cash	$21,550	$-	$21,550	$118,562	$-	$118,562
Accounts receivable	73,281	-	73,281	1,647	-	1,647
Prepaid expenses and other current assets	20,678	70,249	90,927	5,760	-	5,760
Total current assets	115,509	70,249	185,758	125,969	-	125,969

Fixed assets, net	294,404	(19,202)	275,202	6,576	-	6,576
Intellectual property	-	-	-	-	65,601	65,601
Goodwill	324,142	-	324,142	65,601	(65,601)	-
Total Assets	$734,055	$51,047	$785,102	$198,146	$-	$198,146

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	346,868	-	346,868	67,706	43,221	110,927
Accrued liablities	442,381	(110,312)	332,069	60,907	-	60,907
Accrued interest	-	12,793	12,793	-	-	-
Notes payable	3,000	-	3,000	-	9,500	9,500
Notes payable – related party	43,000	-	43,000	-	-	-
Convertible notes payable	640,000	-	640,000	9,500	(9,500)	-
Total current liabilities	$1,475,249	$(97,519)	$1,377,730	$138,113	$43,221	$181,334

Stockholders' (Deficit) Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 29,780,655 and 22,958,218 shares issued and outstanding in 2004 and 2003, respectively	$29,780	$1	$29,781	$22,958	$-	$22,958
Additional paid-in capital	4,503,939	2,017,785	6,521,724	1,406,627	2,737,752	4,144,379
Accumulated Deficit	(5,274,913)	(1,869,220)	(7,144,133)	(1,369,552)	(2,780,973)	(4,150,525)
Total Stockholders' (Deficit) Equity	(741,194)	148,566	(592,628)	60,033	(43,221)	16,812
Total Liabilities and Stockholders' Deficit	$734,055	$51,047	$785,102	$198,146	$-	$198,146

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2004			2003
	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Revenues	$1,098,680	$73,281	$1,171,961	$133,485	$1	$133,486
Cost of sales	919,295	(81,166)	838,129	48,156	-	48,156

Gross Margin	179,385	154,447	333,832	85,329	1	85,330

Expenses:
General and administrative expenses	335,684	870,459	1,206,143	340,676	(109,192)	231,484
Consulting fees	1,190,224	(1,055,130)	135,094	-	54,766	54,766
Professional fees	284,183	93,901	378,084	-	-	-
Administrative salaries	465,611	(34,375)	431,236	161,775	23,855	185,630
Non-cash stock compensation	61,020	145,425	206,445	38,000	2,345,645	2,383,645
Non-cash consulting expense	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Depreciation and amortization	71,881	(24,269)	47,612	439	-	439
Total cost and expenses	3,981,794	(810,324)	3,171,470	931,290	2,335,074	3,266,364

Net operating loss	(3,802,409)	964,771	(2,837,638)	(845,961)	(2,335,073)	(3,181,034)

Other (expense) income:
Gain (Loss) on extinguishment of debt	-	(50,043)	(50,043)	-	(445,900)	(445,900)
Loss on impairment of assets	(68,700)	-	(68,700)	-	-	-
Interest (expense) income, net	(34,252)	(2,975)	(37,227)	437	-	437
Net loss	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)

Weighted average number of common shares outstanding – basic and fully diluted	25,416,772	(4,205,255)	21,211,517	17,773,572	(620,836)	17,152,736
Net loss per share – basic and fully diluted	$(0.15)	$0.01	$(0.14)	$(0.05)	$(0.16)	$(0.21)

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2004			2003
	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Cash flows from operating activities
Net loss	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)
Depreciation and amortization	71,881	(24,269)	47,612	439	-	439
Non-cash interest expense	-	32,191	32,191	-	-	-
Non-cash consulting fees	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Non-cash stock compensation	61,020	145,425	206,445	38,000	2,345,645	2,383,645
(Gain) Loss on extinguishment of debt	-	50,043	50,043	-	445,900	445,900
Impairment loss on assets	68,700	-	68,700	-	-	-
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts receivable	(73,281)	1,647	(71,634)	(1,205)	-	(1,205)
Other assets	665	(51,724)	(51,059)	(7,605)	-	(7,605)
Accounts payable	324,279	(88,338)	235,941	60,198	-	60,198
Accrued liabilities	461,348	(190,186)	271,162	132,643	(30,572)	102,071
Accrued interest	-	12,793	12,793	-	-	-
Net cash used by operating activities	(1,417,558)	(7,000)	(1,424,558)	(232,654)	-	(232,654)

Cash flows from investing activities
Purchase of fixed assets	(31,539)	9,470	(22,069)	(3,129)	-	(3,129)
Cash received in acquisition	20,662	-	20,662	-	-	-
Net cash used by investing activities	(10,877)	9,470	(1,407)	(3,129)	-	(3,129)

Cash flows from financing activities
Payments on notes payable	(54,000)	(41,000)	(95,000)	(7,500)	-	(7,500)
Proceeds from notes payable	528,000	53,000	581,000	147,000	-	147,000
Proceeds from issuance of common stock, net of fees	857,423	(14,470)	842,953	210,000	-	210,000
Net cash provided by financing activities	1,331,423	(2,470)	1,328,953	349,500	-	349,500

Net increase in cash	(97,012)	-	(97,012)	113,717	-	113,717
Cash – beginning	118,562	-	118,562	4,845	-	4,845
Cash – ending	$21,550	$-	$21,550	$118,562	$-	$118,562

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$2,698	$2,698
Income taxes paid	$-	$-	$-	$-	$-	$-

Number of shares issued for consulting services	2,219,153	(625,000)	1,594,153	1,030,000	-	1,030,000
Value of shares issued for consulting services	$385,996	$(62,849)	$323,147	$390,400	$20,000	$410,400

Number of shares issued for employee services	-	625,000	625,000	18,101,397	99,000	18,200,397
Value of shares issued for employee services	$-	$75,000	$75,000	$38,000	$2,345,951	$2,383,951

Number of shares issued for conversion of notes payable	63,333	-	63,333	955,833	(60,000)	895,833
Value of shares issued for conversion of notes payable	$9,500	$10,133	$19,633	$137,500	$400,000	$537,500

Number of shares issued for acquisitions	1,666,667	-	1,666,667	-	-	-
Value of shares issued for acquisitions	$600,000	$(124,196)	$475,804	$-	$-	$-

Number of shares issued for assets	10,000	-	10,000	208,333	(75,000)	133,333
Value of shares issued for assets	$3,000	$-	$3,000	$48,500	$-	$48,500

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

NOTE 2 – HISTORY, ORGANIZATION AND DESCRIPTION OF THE BUSINESS OF THE COMPANY

Immediatek, Inc. (“Immediatek” or the “Company”) was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, Barrington Laboratories, Inc. amended its Articles of Incorporation to rename Barrington Laboratories, Inc., ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.

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

On September 18, 2002, ModernGroove Entertainment, Inc. combined by “reverse-merger” with Immediatek, Inc., a Texas corporation. On November 5, 2002, the Company amended its Articles of Incorporation to rename the ModernGroove Entertainment, Inc., Immediatek, Inc.

Immediatek, Inc. (Texas corporation) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc. and upon completion of the reverse merger the Texas corporation was dissolved.

Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., records live content, such as concerts and conferences, and makes the recorded content available for delivery to attendees within fifteen minutes after the conclusion of the live event. The recorded content is made available for pre-sale and sale at the venue and on DiscLive’s website, www.disclive.com.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Going Concern:  These restated consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business.

See Note 4 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing in the future, if and when needed, could have a material adverse effect on the Company.

Basis of Presentation:  The restated consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the restated consolidated financial statements. Certain accounts have been reclassified to conform to the current period’s presentation.

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

Cash: Cash consists principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation insurance limit. The Company does not believe it is exposed to any significant credit risk on cash. There were no cash equivalents at the fiscal year ended December 31, 2004 and 2003.

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

Revenue for the fiscal year ended December 31, 2004 (restated) was $1,171,961 and cost of sales was $838,129. Revenue for the fiscal year ended December 31, 2003 (restated) was $133,486 and cost of sales was $48,156.

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

Impairment of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In 2004, during the course of the Company’s strategic review of its online disk burning software operations, the Company recorded a pretax charge of $68,700 ($23,358 after tax) relating to the impairment of certain intangible assets held for use when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. The impaired assets principally represent the company’s historic ownership interest in product rights and license agreements. The assets were written down to fair value, which was determined on the basis of future discounted cash flows.

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

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.

Reporting on the costs of start-up activities: Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Net loss per share: The net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share. Options to purchase 450,000 shares of common stock and warrants to purchase 4,555,582 shares of common stock outstanding at December 31, 2004, and warrants to purchase 477,916 shares of common stock outstanding at December 31, 2003, were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.

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

NOTE 4 – GOING CONCERN

As shown in the accompanying financial statements, as of December 31, 2004, the Company has an accumulated deficit $7,144,133, the Company’s current liabilities exceeded its current assets by $1,191,972 and its total liabilities exceeded its total assets by $592,628. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As a result of the Company’s inability to generate sufficient cash from operating activities to sustain its operations, additional financing is required. The Company is attempting to raise adequate additional capital to be able to continue its operations and implement its business plan. Management has had to devote a significant amount of time to raising capital rather than to operations. If adequate funds are not obtained in the near term, management of the Company may be required to take certain steps to reduce cash expenditures. Management of the Company estimates that it will require $1,500,000 of operating funds to sustain the Company’s operations for fiscal year 2005. There can be no assurances, however, that the Company will be to obtain those necessary additional funds. The Company is dependent upon its ability to secure additional equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business.

NOTE 5 – MATERIAL BUSINESS COMBINATION

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

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2004	2003
Computer and office equipment	$96,090	$7,015
Recording equipment	262,774	-
Software	9,900	-
	368,764	7,015
Less accumulated depreciation	(93,562)	(439)
Total	$275,202	$6,576

Depreciation and amortization expense totaled $47,612 and $439 for the years ended December 31, 2004 and 2003, respectively.

NOTE 7 – INCOME TAXES

The Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. The Company did not record an income tax provision or benefit for 2004 or 2003. The difference between the recorded amount and the income tax benefit that would result based upon statutory rates is caused primarily by the valuation allowance increase each year.

In connection with Immediatek, Inc.’s (Texas corporation) acquisition of ModernGroove Entertainment, Inc. by reverse merger in 2002 and the corresponding change in control and change in line of business, management believed that the loss carryforwards generated prior to that time would be limited or lost going forward.

The components of the Company’s deferred tax asset are as follows at December 31 for year indicated:

	2004	2003
Net operating loss carryforward	$2,558,720	146,565
Temporary differences
Goodwill amortization	(16,207)	-
	2,558,720	146,565

Assumed income tax rate	34%	34%
Deferred income tax asset	869,965	49,832
Less: Valuation allowance	(869,965)	(49,832)
Net deferred tax asset	$-	-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2004. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE DEBT

In connection with the acquisition of DiscLive on April 9, 2004, the Company assumed a promissory note made in favor of Seagull Associates, LLC, in the amount of $200,000. The note bears an interest rate of 5% per annum and is due March 31, 2005.

On November 29, 2004, the Company was loaned a combined total of $535,000 from four Company stockholders. The Secured Convertible Promissory Notes bear interest at the rate of 10% per annum, and are due in full on October 31, 2005. The Notes plus accrued interest are convertible at the election of the noteholder into shares of the Company’s common stock at the lower of (i) $0.30 per share, or (ii) the price per share paid by other investors of a Qualified Financing (as defined in the terms of the Note agreement) with aggregate gross proceeds in excess of $1,000,000. Each Note entitles the noteholder to “piggyback” registration rights. The Notes are guaranteed and collateralized by all of the assets of DiscLive, Inc., the Company’s wholly-owned subsidiary. As of December 31, 2004, $25,000 had been repaid to a single noteholder.

For the periods indicated, the Company’s indebtedness is as follows:

	December 31, 2004		December 31, 2003

Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on October 31, 2005	$160,000		$-
Secured Convertible Promissory Notes, bearing interest at 10% per annum, due on October 31, 2005	280,000		-
Unsecured note from a related party bearing no interest and due on demand	43,000	(1)	9,500
Promissory Note, bearing interest at 5% per annum, due on March 31, 2005	200,000		-
Promissory Note, bearing no interest	3,000	(2)
Total Short-term debt	$686,000		$9,500

__________
(1)
Interest has been imputed at a rate of 10% in the accompanying financial statements. The related party noteholder in 2004 is an employee stockholder. As such, the interest was considered to be a deemed contribution and has been recorded as additional paid-in capital and non-cash interest expense. The related party noteholder in 2003 is a stockholder.

(2)	Interest has been imputed at a rate of 10% in the accompanying financial statements as a discount on notes payable and amortized over the expected life of the note to interest expense.

Net interest expense totaled $37,227 and interest income was $437 for the years ended December 31, 2004 and 2003, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of its $0.001 par value common stock. All shares of common stock are subject to preemptive rights entitling each stockholder to subscribe for additional shares of common stock upon any additional issuance of common stock or any security convertible into shares of common stock.

On March 17, 2003, the Company issued 18,100,397 shares of its common stock pursuant to two separate Asset Purchase Agreements (“Purchase Agreements”) with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain assets. The acquired assets are valued at $7,360 and $10,740 (based on the par value of the underlying shares) for a combined total of $18,100. The fair market value of the underlying shares was $0.13 per share on March 17, 2003. The difference between the par value of $18,100 and the fair market value of $2,353,051, or $2,334,951, represents compensation expense to Mr. Bair and Mr. Marin.

During 2003, the Company issued 1,030,000 shares of its common stock for consulting services. The fair market value of the shares was determined to be $410,400 as of the measurement dates and was charged to consulting expense accordingly.

During 2003, the Company issued 895,833 shares of its common stock in exchange for the settlement of $107,500 in convertible notes with the Company. The fair market value of the common stock was determined to be $537,500. As a result of the settlement of the notes payable in stock, $430,000 was recorded as a loss on extinguishment of debt in the financial statements. The Company also issued 447,916 of warrants to purchase common stock to these note holders. The warrants were ascribed a value of $177,375 based on the relative fair market value of the warrants to the common stock. The warrants had an exercise price of $0.15 per share and expired on April 30, 2004.

On August 3, 2003, the Company issued 8,333 shares of its common stock to an individual to acquire equipment. The fair market value of the common stock issued in the exchange was $1,000.

During 2003, the Company issued 373,334 shares of its common stock for cash in the amount of $112,000.

During 2003, the Company issued 426,666 shares of its common stock for cash in the amount of $128,001. In connection with these shares, warrants to purchase 696,667 shares of common stock also were issued. The warrants were ascribed a value of $69,994 based on their relative fair market value to the common stock as determined using the Black-Scholes option pricing model. Please see Note 10 below for further discussion regarding the warrants.

On December 29, 2003, the Company issued 125,000 shares of its common stock to an individual to acquire intellectual property, which was determined to have a value of $47,500 using the Black-Scholes option pricing model.

During 2003, the Company issued 100,000 shares of its common stock to employees for services rendered. The fair market value of the underlying shares was determined to be $49,000 on the respective grant dates, as no further services were required by the employees.

During 2003, a stockholder transferred shares of common stock to a note holder. The transfer occurred on or about the same time as the conversion of a note payble to common stock. As such, the transfer of the shares was considered to be on behalf of the Company as further inducement for the conversion of the note payable. The fair market value of the shares was determined to be $15,900 and was recorded as a deemed contribution to the Company as additional paid-in capital and a loss on extinguishment of debt for the note conversion.

During 2004, a stockholder transferred shares of common stock to third party consultants. The transfer of shares was considered to be on behalf of the Company and has been recorded as a deemed contribution to additional paid-in capital and a resulting non-cash consulting expense at fair market value of $54,766.

During 2004, the Company issued 1,594,153 shares of its common stock for consulting services. The fair market value of the shares was determined to be $323,146 as of the measurement dates and was charged to consulting expense accordingly.

During 2004, the Company issued 651,333 shares of its common stock for cash in the amount of $230,400.

During 2004, the Company issued 2,201,534 shares of its common stock for cash in the amount of $660,461. In connection with these shares, warrants to purchase 2,635,635 shares of common stock also were issued. The warrants were ascribed a value of $320,930 based on their relative fair market value to the common stock as determined using the Black-Scholes option pricing model. Please see Note 10 below for further discussion regarding the warrants.

During 2004, the Company issued 625,000 shares of its common stock to employees for services rendered. The fair market value of the underlying shares was determined to be $75,000 on the respective grant dates, as no further services were required by the employees.

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

On April 9, 2004, the Company acquired all the outstanding shares of DiscLive, Inc., a Delaware corporation, in exchange for 1,666,667 shares of Company common stock valued at $475,804, the fair value of the underlying shares. See further discussion of the DiscLive transaction in Note 5 above.

On May 20, 2004, the Company issued 63,333 shares of its common stock in exchange for the cashless exercise of 63,333 shares under warrants to purchase shares of common stock for the settlement of $9,500 in convertible notes with the Company. The fair market value of the common stock was determined to be $19,633. As a result of the settlement of the notes payable in stock, $10,133 was recorded as a loss on extinguishment of debt in the financial statements.

On May 20, 2004, the Company issued 10,000 shares of its common stock to a company to acquire equipment. The fair market value of the common stock issued in exchange was $3,000.

On May 20, 2004, the Company issued 10,417 shares of its common stock to an individual upon the exercise of a warrant. The aggregate cash exercise price was $1,563.

NOTE 10– WARRANTS AND OPTIONS

Warrants to purchase Company common stock:

During 2003, the Company issued warrants to purchase up to 477,916 shares of its common stock related to a sale of common stock and the conversion of notes payable to common stock. These warrants have an exercise price of $0.15 per share and expired on April 30, 2004. The warrants were ascribed a value of $69,994 and $177,375 related to the shares issued for cash and the shares issued upon debt conversion, respectively. The ascribed values were based upon their relative fair market value to the common stock as determined using the Black-Scholes pricing model. These amounts were recorded to additional paid-in capital in the restated financial statements.

On March 20, 2004, the Company issued warrants to purchase up to 650,000 shares of Company common stock to Pangloss International, Inc. in connection with financial consulting activities. The warrants are exercisable at a price of $1.00 per share and will expire on March 20, 2005. The fair value of the warrants was estimated to be $165,701 using the Black-Scholes option pricing model and has been recorded to non-cash consulting services expense.

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

On June 22, 2004, the Company issued warrants to purchase up to 350,000 shares of its common stock to Broad Street Ventures in connection with a consulting agreement. 175,000 share are exercisable at a price of $0.30 per share and 175,000 shares are exercisable at $0.75 per share. The warrants will expire on September 9, 2007. The fair value of the warrants was estimated to be $125,586 using the Black-Scholes option pricing model and has been recorded to non-cash consulting services expense.

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

	2004		2003
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance, beginning of year	477,916	$0.15	-	-

Warrants granted	4,525,582	$0.35	477,916	$0.15
Warrants expired	(374,166)	$0.15	-	-
Warrants exercised	(73,750)	$0.15	-	-

Balance, December 31	4,555,582	$0.34	477,916	$0.15

Exercisable, December 31	4,555,582	$0.34	477,916	$0.15

The following is a summary of information about the warrants outstanding at December 31, 2004 and 2003:

	Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable

Date	Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
December 31, 2003	$0.15	447,916	0.3 years	$0.15	447,916	$0.15
December 31, 2004	$0.15-1.75	4,555,582	2.0 years	$0.34	4,555,582	$0.34

On June 22, 2004, two employee stockholders each issued warrants to purchase 133,583 shares of Company common stock to a third-party consultant. The warrants were issued by the employee stockholders personally and were not warrants issued by the Company. The issuance of these warrants was considered to be on behalf of the Company and has been recorded as a deemed contribution to additional paid-in capital and a resulting non-cash consulting expense at a fair market value of $48,860. Fair market value was determined based on the Black-Scholes option pricing model. These warrants expire on February 19, 2007.

Options to purchase Company common stock

On April 14, 2004, the Company entered into an employment agreement with an individual as a result of its DiscLive acquisition. As additional consideration for services, the Company granted stock options to purchase up to 450,000 shares of its common stock at an exercise price of $0.65 per share. The options have cliff vesting one year from the date of issuance. The value of the options on the grant date using the Black-Scholes Model was determined to be $143,216. The fair market value was amortized over the one year vesting period, which resulted in a non-cash stock compensation charge of $101,445 during 2004. The options expire on April 15, 2006.

	2004		2003
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

Balance, beginning of year	-	-	-	-

Options granted	450,000	$0.65	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-

Balance, December 31	450,000	$0.65	-	-

Exercisable, December 31	-	-	-	-

There was only one option to purchase common stock outstanding at December 31, 2004, which had exercise price of $0.65 per share and a remaining contractual life of 14 months.

NOTE 11 – RELATED PARTY TRANSACTIONS

On March 17, 2003, the Company entered into two separate Asset Purchase Agreements (“Purchase Agreements”) with Paul Marin, an individual, and Zach Bair, an individual and president of the Company, to purchase certain strategic assets. Pursuant to the terms of the Purchase Agreements, the Company issued to Mr. Marin 7,360,000 restricted shares and to Mr. Bair 10,740,397 restricted shares of its common stock for a combined total of 18,100,397 shares. The acquired assets are valued at $7,360 and $10,740 (based on the par value of the underlying shares) for a combined total of $18,100. The fair market value of the underlying shares was $0.13 per share on March 17, 2003. The difference between the par value of $18,100 and the fair market value of $2,353,051, or $2,334,951, represents compensation expense to Mr. Bair and Mr. Marin.

During the year ended December 31, 2004, the Company received $581,000 from Secured Convertible Promissory Notes that it issued to stockholders of the Company (see Note 8 above). \

During the year ended December 31, 2004, the Company received a loan of $43,000 aggregate principal amount from its Chief Executive Officer. This note does not bear interest and has no maturity date.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

_______
*  Filed herewith.