Form 10QSB
period 2006-06-30
IMMEDIATEK INC
filed 2006-08-14
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-26073

IMMEDIATEK, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10488 Brockwood Road
Dallas, Texas 75238

(Address of principal executive offices)

(972) 852-2876

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of June 30, 2006 and August 10, 2006, the issuer had 474,807 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☑

IMMEDIATEK, INC.

TABLE OF CONTENTS

Page

Introduction	1
Forward-Looking Statements	2
Part I - Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheet at June 30, 2006	4
Condensed Consolidated Statements of Operations for the period from April 1, 2006 to June 7, 2006 (unaudited), the period from June 8, 2006 to June 30, 2006 (unaudited), the period from January 1, 2006 to June 7, 2006 (unaudited) and the three and six months ended June 30, 2005 (restated) (unaudited)	5
Condensed Consolidated Statements of Cash Flow for the period from April 1, 2006 to June 7, 2006 (unaudited), the period from June 8, 2006 to June 30, 2006 (unaudited), the period from January 1, 2006 to June 7, 2006 (unaudited) and the three and six months ended June 30, 2005 (restated) (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	27
Item 3. Controls and Procedures.	38
Part II - Other Information	40
Item 6. Exhibits	40

i

INTRODUCTION

Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-QSB to the “Company,” “Immediatek,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiary, DiscLive, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc.

Change in Control

On June 8, 2006, Immediatek issued and sold, and Radical Holdings LP purchased, 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, or the Purchase Agreement, by and among Immediatek, Radical Holdings LP, or Radical, and the other parties thereto. The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible at any time into that aggregate number of full shares of Immediatek common stock representing 95% of the total common stock outstanding after giving effect to the conversion.

A holder of a share of the Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of Immediatek. Each holder of a share of the Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Immediatek common stock into which all shares of the Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, a change in control of Immediatek occurred because Radical beneficially owns 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek.

Additionally, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on the board of directors of Immediatek and its subsidiaries.

Reverse Stock Split

At the close of business on June 6, 2006, the Company effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional shares were rounded up to the next whole number. Accordingly, all references in this Quarterly Report on Form 10-QSB to numbers of shares of Company common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split.

New Basis of Accounting

As a result of the change in control of Immediatek by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, we have “pushed down” our basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:

•	adjustments to our fixed assets to reflect a step-up in basis of those assets;
•	the recording of a value for our trade names, trade marks and covenants not to compete;
•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;
•	the recording of a value for assets held for sale;
•	the recording of a value for our deferred tax asset and liability; and
•	an increase in additional paid-in capital from these adjustments.

The primary changes to the statements of operations are:

•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and
•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

The primary changes to the statements of cash flow are:

•	a decrease in net cash used in operating activities due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and
•	a decrease in net cash used in operating activities due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Due to the impact of the changes resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flow presentations separate our results and cash flows into two periods: (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and (2) the period beginning on June 8, 2006 utilizing the new basis of accounting. The results and cash flows are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

____________________________

FORWARD−LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the materials incorporated by reference into this Quarterly Report on Form 10-QSB include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements in this Quarterly Report on Form 10-QSB that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-QSB are made only as of the date of this report. Certain factors that could cause actual results to differ include, among others:

•	our inability to continue as a going concern;
•	our history of losses, which are likely to continue;
•	our utilization of funds received in a manner that is accretive;
•	our ability to generate sufficient funds from operating activities to fund our operations,
•	our ability to obtain a sufficient number of contracts to record live content,
•	changes in anticipated levels of sales of our products;
•	competition, including competition from a substantial competitor that possesses greater resources, both financially and in the industry, than we do;
•	dependence on third party manufacturers and contractors;
•	changes in technology that may make our products less attractive or obsolete;
•	the development of new products or innovations by our competitors;
•	difficulties in developing and marketing new products; and
•	changes in conditions affecting the economy generally.

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

Immediatek, Inc.
Condensed Consolidated Balance Sheet

June 30, 2006
(unaudited)
Assets

Current assets:
Cash	$1,802,290
Accounts receivable	4,145
Prepaid expenses and other current assets	10,000
Total current assets	1,816,435

Fixed assets, net	132,025
Assets held for sale	30,810
Intangible assets, net	42,220
Goodwill	2,792,078
Deferred tax asset, net	64,464

Total Assets	$4,878,032

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$415,685
Accrued liabilities	328,709
Accrued interest	10,925
Convertible notes payable	100,000
Total current liabilities	855,319

Deferred tax liability	64,464

Total Liabilities	$919,783

Series A Convertible Preferred Stock (conditionally redeemable) -
4,392,286 authorized, issued and outstanding	$3,000,000

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares
authorized, 474,807 shares issued and outstanding	475
Additional paid-in capital	936,396
Retained earnings	21,378
Total Stockholders' Equity	958,249

Total Liabilities, Preferred Stock and Stockholders' Equity	$4,878,032

See accompanying notes to condensed consolidated financial statements

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
			(restated)			(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor

Revenues	$19,740	$2,425	$56,000	$19,740	$19,451	$76,795
Cost of sales	7,472	24,645	30,196	7,472	43,584	52,606

Gross Margin	12,268	(22,220)	25,804	12,268	(24,133)	24,189

Expenses:
General and administrative expenses	5,459	17,656	19,297	5,459	34,903	139,939
Consulting services	-	-	-	-	-	18,210
Professional fees	20,259	208,133	31,504	20,259	328,347	69,420
Salaries and benefits	31,524	59,726	68,817	31,524	89,130	143,235
Non-cash stock compensation	-	-	16,197	-	3,410	52,001
Non-cash consulting expense	-	-	-	-	-	37,680
Depreciation and amortization	2,867	1,418	78,673	2,867	2,755	117,715
Gain on settlement of accounts payable	-	(91,894)	-	-	(140,525)	-
Total expenses	60,109	195,039	214,488	60,109	318,020	578,200

Net operating loss	$(47,841)	$(217,259)	$(188,684)	$(47,841)	$(342,153)	$(554,011)

Other expense:
Gain (loss) on extinguishment of debt	69,219	5,024	-	69,219	5,024	(46,000)
Interest expense, net	-	(35,244)	(43,614)	-	(73,276)	(78,414)

Net income (loss)	$21,378	$(247,479)	$(232,298)	$21,378	$(410,405)	$(678,425)

Deemed dividend related to beneficial
conversion feature on Series A convertible
preferred stock	(3,000,000)	-	-	(3,000,000)	-	-

Net loss attributable to common stockholders	$(2,978,622)	$(247,479)	$(232,298)	$(2,978,622)	$(410,405)	$(678,425)

Weighted average number of common shares
outstanding - basic and fully diluted	466,435	466,435	309,373	394,877	394,877	306,390

Basic and diluted loss per common share
attributable to common stockholders	$(6.39)	$(0.53)	$(0.75)	$(7.54)	$(1.04)	$(2.21)

See accompanying notes to condensed consolidated financial statements

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
			(restated)			(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor

Cash flows from operating activities
Net income (loss)	$21,378	$(247,479)	$(232,298)	$21,378	$(410,405)	$(678,425)
Depreciation and amortization	2,867	1,418	78,673	2,867	2,755	117,715
Non-cash interest expense	-	7,436	17,949	-	12,353	29,563
Non-cash consulting fees	-	-	-	-	-	37,680
Non-cash stock compensation	-	-	16,197	-	3,410	52,001
(Gain) loss on extinguishment of debt	(69,219)	(5,024)	-	(69,219)	(5,024)	46,000
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Accounts receivable	(145)	-	-	(145)	(4,000)	73,281
Prepaid expenses and other current assets	24,900	81,265	(14,202)	24,900	(26,000)	(345)
Accounts payable	(134,060)	(5,034)	(1,677)	(134,060)	61,233	(888)
Accrued liabilities	(196,635)	37,188	37,819	(196,635)	17,267	57,096
Accrued interest	-	16,969	23,167	-	47,895	23,037
Net cash used in operating activities	(350,914)	(113,261)	(74,372)	(350,914)	(300,516)	(243,285)

Cash flows from investing activities
Purchase of fixed assets	-	(907)	-	-	(2,476)	-
Net cash used in investing activities	-	(907)	-	-	(2,476)	-

Cash flows from financing activities
Cash deficit	-	-	2,435	-	2,951	2,435
Payments on notes payable	(528,149)	-	(6,200)	(528,149)	(18,606)	(236,200)
Proceeds from notes payable	-	60,000	27,500	-	347,000	455,500
Proceeds from issuance of Series A convertible
preferred stock	2,653,000	-	-	2,653,000	-	-
Net cash provided by financing activities	2,124,851	60,000	23,735	2,124,851	331,345	221,735

Net increase (decrease) in cash	1,773,937	(54,168)	(50,637)	1,773,937	28,353	(21,550)
Cash - beginning	28,353	82,521	50,637	28,353	-	21,550
Cash - ending	$1,802,290	$28,353	$-	$1,802,290	$28,353	$-

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-	$-

Number of shares issued for consulting services	-	-	-	-	-	2,640
Value of shares issued for consulting services	$-	$-	$-	$-	$-	$37,680

Number of shares issued for settlement of contingencies	-	108,662	-	-	108,662	-
Value of shares issued for settlement of contingencies	$-	$1,521,268	$-	$-	$1,521,268	$-

Number of shares issued for conversion of notes payable	-	42,040	-	-	42,040	7,000
Value of shares issued for conversion of notes payable	$-	$588,560	$-	$-	$588,560	$126,000

Number of shares issued for acquisition of assets	-	-	-	-	-	16,000
Value of shares issued for acquisition of assets	$-	$-	$-	$-	$-	$288,000

See accompanying notes to condensed consolidated financial statements

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

NOTE 1 - RESTATEMENT OF PRIOR YEARS’ CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of our audit of fiscal 2005 and a diligence process conducted by an investor, we determined that there were errors in accounting treatment and reported amounts in our previously filed consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. As a result, we restated our consolidated financial statements for those years in amendments to our Annual Reports on Forms 10-KSB for the years ended December 31, 2005 and 2004, which were filed on July 18, 2006 and July 20, 2006, respectively, with the Securities and Exchange Commission.

As a result of the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our consolidated financial statements going forward. In this process, we identified certain errors in accounting determinations and judgments, which have been reflected in the restated consolidated financial statements.

Summary of Adjustments by Category

The restated consolidated financial statements include adjustments related primarily to the following:

Common Stock Issued to Officers for Intellectual Property. During the first quarter of 2003, the Company issued 181,004 shares of its $0.001 par value common stock to its officers in exchange for intellectual property. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” assets acquired independently are to be recorded at their current fair values. At the time of the transaction, there was not a readily available fair value to the intellectual property acquired and, therefore, value was assessed using the actual hard costs attributable to the asset based on documentation provided by the officers. The fair value of the shares given as consideration for the intellectual property exceeded the asset value by $2,335,081, which was recorded as compensation. Upon subsequent review of the transaction, the Company determined that an independent valuation of the consideration paid was appropriate given the magnitude of the excess value received. Pursuant to the aforementioned valuation, prepared by an independent third party, the Company restated its 2003 financial statements with the filing of the 2005 financial statements, reflecting a decrease in compensation expense in the amount of $2,226,479 in order to reflect the new value attributable to the consideration paid. It was subsequently determined that it was inappropriate to revalue this transaction. As a result, the restated accounting treatment has been rescinded and the amounts have been adjusted to the original accounting treatment based on fair market value of the underlying shares that were exchanged in the transaction.

Warrants and Options. During the year ended December 31, 2004, the Company issued warrants and options to purchase up to 49,756 shares of Company common stock to various individuals in exchange for consulting services provided to the Company. As of December 31, 2005 and 2004, no expense had been recorded. The warrants and options were subsequently valued at $1,272,522 using the Black-Scholes option pricing model. The Company recorded the expense in its restated 2004 annual financial statements filed with the 2005 financial statements. Upon further review of the transactions, it was noted that the restated adjustments did not properly account for options and warrants issued to third-party consultants on the appropriate measurement date. Furthermore, certain of the warrants were issued in connection with a private placement memorandum and the sale of common stock. As such, the fair market value of the warrants issued with common stock should have been ascribed a value and recorded to additional paid-in capital accordingly. The amount originally recorded as the restatement, $1,272,522, has been reversed in the restated financial statements. See further discussions regarding the restated accounting treatment for options and warrants in separate paragraphs below.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Payroll Tax. The Company restated its 2003 and 2004 financial statements to reflect additional payroll tax liabilities resulting from reclassification of compensatory disbursements. Historically, the Company has taken the position whereby all compensation paid to individuals was non-employee compensation. Upon review of the Internal Revenue Code and information located in IRS publication 15−A, the Company determined that it was appropriate to reclassify all such payments as employee compensation reportable on form W−2 and accrue for all unpaid tax and related penalties and interest associated with the reclassification. The resulting expense and addition to accrued liabilities totaled $12,833 and $52,926 for the years ended December 31, 2004 and 2003, respectively.

Sales Tax. During 2006, the Company evaluated all state reporting requirements with respect to its revenue and corresponding sales tax requirements. Deficiencies were identified during this process resulting in additional expense of $22,990 in 2005 and a reduction in the previously recorded expense for 2004 of $9,172.

Mechanicals and Royalties. During 2006, the Company determined that mechanicals and royalties had not properly been accrued for the related revenue transactions. As a result of this review, additional cost of sales expense and accrued liabilities were recorded in the amount of $20,550 and $13,731 for 2004 and 2005, respectively.

Assets Acquired from Moving Records, LLC. The Company erroneously recorded goodwill related to the assets acquired from Moving Records, LLC during 2005. Goodwill is not appropriate in an asset acquisition. As such, the amount was reclassified to Intellectual Property with a one year amortizable life based on the relative fair market value of the assets acquired. Amortization expense was recorded in the amount of $198,150 in the 2005 restated financial statements. There was, however, no impact on Retained Deficit for 2005 due to the fact that all the Moving Records, LLC assets were considered to be impaired at December 31, 2005. Thus, the impairment charge of the goodwill originally recorded offset the amortization expense that should have been recorded during the year.

Loss on Forgiveness of Debt related to certain assets purchased. On February 28, 2005, the Company issued 7,000 shares of common stock in exchange for the extinguishment of $80,000 of debt related to certain assets acquired from Moving Records, LLC. The fair market value of the shares was $126,000. A loss on extinguishment of debt in the amount of $46,000 was recorded in the restated 2005 financial statements.

Common Stock Issued on Behalf of the Company for Consulting Services. During 2003, an employee stockholder of the Company transferred personally owned common stock of the Company to third party consultants. The transfer was assumed to be on behalf of the Company and was recorded as a deemed contribution and consulting expense in the restated financial statements. The resulting charge to accumulated deficit was $54,766, which represents the fair market value of the shares.

Common Stock Issued on Behalf of the Company for Conversion of Note Payable. During 2003, an employee stockholder of the Company transferred personally owned common stock of the Company to a noteholder. The transfer was assumed to be on behalf of the Company and occurred in close proximity to the conversion of the debt by the noteholder to common stock. The transfer was recorded as a deemed contribution to the Company and as a further inducement for the conversion of debt. The fair market value of $15,900 was recorded in the restated financial statements as a loss on extinguishment of debt related to the transfer.

Common Stock Issued on Behalf of the Company for Issuance of Note Payable. During 2004, an employee stockholder of the Company transferred personally owned common stock of the Company to a noteholder. The transfer was assumed to be on behalf of the Company and occurred in close proximity to the receipt of cash in exchange for a note payable. The transfer was recorded as a deemed contribution to the Company and as a cost of the note payable at the fair market value of the shares. Accordingly, $60,000 was recorded in the restated financial statements as debt issue costs related to the transfer and was amortized over the term of the note payable of eleven months. The amortization of the debt issue costs was charged to interest expense as $5,231 in 2004 and $54,769 in 2005.

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Common Stock Issued on Behalf of the Company for Employee Compensation. During 2004, an employee stockholder of the Company transferred personally owned common stock of the Company to an employee. The transfer was assumed to be on behalf of the Company and was recorded as a deemed contribution and non-cash compensation expense in the restated financial statements. The resulting charge to accumulated deficit was $30,000 and was based on the fair market value of the shares.

Warrants to Purchase Common Stock Issued on Behalf of the Company for Consulting Services. During 2004, two employee stockholders of the Company issued warrants to purchase personally owned shares of common stock of the Company directly from the stockholders to third party consultants. The issuance of the personal warrants was assumed to be on behalf of the Company and was recorded as a deemed contribution and consulting expense in the restated financial statements. The resulting charge of $48,860 to accumulated deficit was based on the fair market value of the shares determined using the Black-Scholes option pricing model.

Conversion of Notes Payable to Common Stock with Warrants. During 2003, the Company issued 8,959 shares of common stock for the extinguishment of $107,500 in outstanding notes payable. In addition to the common stock, warrants to purchase 4,480 shares of common stock were issued to the noteholders. The extinguishment of the debt should have been recorded based on the underlying fair market value of the common stock issued. The difference between the fair market value of the shares and the carrying amount of the notes payable should have been recorded as a loss on extinguishment of debt. Additionally, the warrants should have been ascribed a value based on the relative fair market value of the warrants to the common stock issued. The fair market value of the common stock issued was determined to be $537,500. Thus, a loss on the extinguishment of debt in the amount of $430,000 was recorded in the 2003 restated financial statements. The ascribed value of the warrants was determined to be $177,375 and was recorded to additional paid-in capital.

Conversion of Notes Payable to Common Stock Upon Exercise of Warrants. During 2004, the Company issued 634 shares of common stock upon the exercise of warrants to effect the extinguishment of $9,500 in outstanding notes payable. The extinguishment of the debt should have been recorded based on the underlying fair market value of the common stock issued. The difference between the fair market value of the shares and the carrying amount of the notes payable should have been recorded as a loss on extinguishment of debt. The fair market value of the common stock issued was determined to be $19,633. Thus, a loss on the extinguishment of debt in the amount of $10,133 was recorded in the 2004 restated financial statements.

Legal Fees Related to Capital Transactions. The Company had erroneously recorded legal expenses related to capital transactions as an expense in the financial statements. These amounts should have been recorded as a reduction of the proceeds received. As a result of the correction of the errors, $9,265, $25,815 and $64,045 was recorded as a reduction of legal expenses and a corresponding reduction of the capital proceeds in the 2003, 2004 and 2005 restated financial statements, respectively.

Common Stock Issued with Warrants. During 2004, the Company issued warrants to purchase 1,667 shares of common stock in connection with common stock issued in exchange for cash. The warrants should have been ascribed a value of the proceeds based on the relative fair market value of the warrants to the common stock issued. The ascribed value of the warrants was determined to be $28,474 and was recorded to additional paid-in capital in the 2004 restated financial statements.

Warrants to Purchase Common Stock Issued for Consulting Services. During 2004, the Company issued warrants to purchase 13,057 shares of common stock to third party consultants. The fair market value of the warrants was determined using the Black-Scholes option pricing model. As a result of the issuance of the warrants, $394,849 was recorded in the 2004 restated financial statements.

Common Stock Issued with Warrants in a Private Placement. During 2003 and 2004, the Company issued warrants to purchase 2,500 and 27,524 shares of common stock, respectively, in connection with common stock issued in a private placement. The warrants should have been ascribed a value of the proceeds based on the relative fair market value of the warrants to the common stock issued. The ascribed value of the warrants for 2003 and 2004 was determined to be $30,000 and $326,690, respectively, and was recorded to additional paid-in capital in the restated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Consulting Services Related to Capital Transactions. The Company had erroneously recorded consulting expenses related to successful capital transactions as an expense in the financial statements. These amounts should have been recorded as a reduction of the proceeds received. As a result of the correction of the errors, $23,655 was recorded as a reduction of consulting expense and a corresponding reduction of the capital proceeds in the 2004 restated financial statements.

Common Stock Issued for Consulting Services. During 2003, 2004 and 2005, the Company issued 10,300, 15,942 and 2,640 shares of common stock, respectively, to third party consultants. The fair market value of the shares should have been determined based on the measurement date in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” for shares issued to third party consultants. The Company erroneously determined the fair market value on the date of grant. The correction of the error resulted in $20,000 in additional non-cash consulting expense in the 2003 restated financial statements, a reduction of non-cash consulting expense of $31,299 in 2004 and additional consulting expense of $37,416 in 2005.

Common Stock Issued to Employees. During 2003, 2004 and 2005, the Company issued 1,000, 6,250 and 500 shares of common stock, respectively, to employees. The fair market value of the shares should have been determined based on the date of the Board of Directors’ approval in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as the date that all necessary authorizations were obtained. The Company erroneously determined the fair market value on the date of grant. The correction of the error resulted in $11,000 in additional non-cash compensation expense in the 2003 restated financial statements and a reduction of non-cash compensation expense of $200,850 and $135,180 in 2004 and 2005, respectively.

Common Stock Options Granted to Employees. During 2004 and 2005, the Company granted options to purchase shares of common stock to employees. The fair market value of the shares should have been determined using the Black-Scholes option pricing model and amortized over the vesting period of the options. The correction of the error resulted in $101,445 and $40,856 in additional non-cash compensation expense in the 2004 and 2005 restated financial statements, respectively.

Imputed Interest on Non-Interest Bearing Notes Payable. During 2004 and 2005, the Company issued non-interest bearing notes payable to stockholders in exchange for cash. Interest should have been imputed on these notes and amortized to interest expense over the term of the notes payable. Interest for these notes was recorded at 10% per annum in the restated 2004 and 2005 financial statements, resulting in additional non-cash interest expense of $3,352 and $5,844, respectively.

The foregoing adjustments did not affect our previously reported cash and cash equivalent balances in prior periods. The following tables present the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flow.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)
Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003:

	As of December 31,
	2005			2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated
Assets

Current assets:
Cash	$-	$-	$-	$21,550	$-	$21,550	$118,562	$-	$118,562
Accounts receivable	4,000	-	4,000	73,281	-	73,281	1,647	-	1,647
Prepaid expenses and other current assets	3,668	-	3,668	20,678	70,249	90,927	5,760	-	5,760
Total current assets	7,668	-	7,668	115,509	70,249	185,758	125,969	-	125,969

Fixed assets, net	18,599	-	18,599	294,404	(19,202)	275,202	6,576	-	6,576
Intellectual property	-	-	-	-	-	-	-	65,601	65,601
Goodwill	162,071	-	162,071	324,142	-	324,142	65,601	(65,601)	-

Total Assets	$188,338	$-	$188,338	$734,055	$51,047	$785,102	$198,146	$-	$198,146

Liabilities and Stockholders' Deficit

Current liabilities:
Cash deficit	$2,951	$-	$2,951	$-	$-	$-	$-	$-	$-
Accounts payable	488,512	-	488,512	346,868	-	346,868	67,706	43,221	110,927
Accrued liablities	480,991	27,084	508,075	442,381	(110,312)	332,069	60,907	-	60,907
Accrued interest	85,397	5,220	90,617	-	12,793	12,793	-	-	-
Notes payable	123,606	-	123,606	3,000	-	3,000	-	9,500	9,500
Notes payable - related party	43,000	-	43,000	43,000	-	43,000	-	-	-
Convertible notes payable	1,005,249	-	1,005,249	640,000	-	640,000	9,500	(9,500)	-
Total current liabilities	$2,229,706	$32,304	$2,262,010	$1,475,249	$(97,519)	$1,377,730	$138,113	$43,221	$181,334

Stockholders' Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 324,105, 297,965 and 229,737 shares issued and outstanding in 2005, 2004 and 2003, respectively	$388	$(64)	$324	$298	$-	$298	$230	$-	$230
Additional paid-in capital	5,153,844	1,859,361	7,013,205	4,533,421	2,017,786	6,551,207	1,429,355	2,737,752	4,167,107
Accumulated Deficit	(7,195,600)	(1,891,601)	(9,087,201)	(5,274,913)	(1,869,220)	(7,144,133)	(1,369,552)	(2,780,973)	(4,150,525)
Total Stockholders' Deficit	(2,041,368)	(32,304)	(2,073,672)	(741,194)	148,566	(592,628)	60,033	(43,221)	16,812

Total Liabilities and Stockholders' Deficit	$188,338	$-	$188,338	$734,055	$51,047	$785,102	$198,146	$-	$198,146

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Revenues	$140,912	$-	$140,912	$1,098,680	$73,281	$1,171,961	$133,485	$1	$133,486
Cost of sales	153,228	13,732	166,960	919,295	(81,166)	838,129	48,156	-	48,156

Gross Margin	(12,316)	(13,732)	(26,048)	179,385	154,447	333,832	85,329	1	85,330

Expenses:
General and administrative expenses	329,425	114	329,539	335,684	870,459	1,206,143	340,676	(109,192)	231,484
Consulting fees	36,001	(9,154)	26,847	1,190,224	(1,055,130)	135,094	-	54,766	54,766
Professional fees	153,309	(64,045)	89,264	284,183	93,901	378,084	-	-	-
Administrative salaries	144,440	40,145	184,585	465,611	(34,375)	431,236	161,775	23,855	185,630
Non-cash stock compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
Non-cash consulting expense	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Depreciation and amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	-	439
Total costs and expenses	893,133	108,564	1,001,697	3,981,794	(810,324)	3,171,470	931,290	2,335,074	3,266,364

Net operating loss	(905,449)	(122,296)	(1,027,745)	(3,802,409)	964,771	(2,837,638)	(845,961)	(2,335,073)	(3,181,034)

Other (expense) income:
Gain (Loss) on extinguishment of debt	7,634	(53,634)	(46,000)	-	(50,043)	(50,043)	-	(445,900)	(445,900)
Loss on impairment of assets	(939,454)	237,951	(701,503)	(68,700)	-	(68,700)	-	-	-
Interest (expense) income, net	(83,418)	(84,402)	(167,820)	(34,252)	(2,975)	(37,227)	437	-	437

Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)

Weighted average number of
common shares outstanding - basic and fully diluted	328,544	(94,619)	233,925	254,168	(41,898)	212,270	177,736	(6,057)	171,679

Net loss per share - basic and fully diluted	$(5.85)	$(2.46)	$(8.31)	$(15.37)	$1.27	$(14.10)	$(4.76)	$(16.36)	$(21.12)

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Basic and diluted shares changed as a result of the rescission and return of shares issued in September 2005. See “Note 7 - Stockholders’ Equity” for a more detailed discussion. As a result, only 324,105 shares of Company common stock were outstanding at December 31, 2005. Outstanding options and warrants to purchase Company common stock were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.

Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated	As Previously Restated	Adjustments	As Restated

Cash flows from operating activities
Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)
Depreciation and amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	-	439
Non-cash interest expense	-	37,902	37,902	-	32,191	32,191	-	-	-
Non-cash consulting fees	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Non-cash stock compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
(Gain) Loss on extinguishment of debt	(7,634)	53,634	46,000	-	50,043	50,043	-	445,900	445,900
Impairment loss on assets	939,454	(237,951)	701,503	68,700	-	68,700	-	-	-

Adjustments to reconcile net loss to net cash used by operating activities:
Accounts receivable	69,281	-	69,281	(73,281)	1,647	(71,634)	(1,205)	-	(1,205)
Other assets	40,124	(7,633)	32,491	665	(51,724)	(51,059)	(7,605)	-	(7,605)
Accounts payable	165,393	(23,749)	141,644	324,279	(88,338)	235,941	60,198	-	60,198
Accrued liabilities	38,610	137,396	176,006	461,348	(190,186)	271,162	132,643	(30,572)	102,071
Accrued interest	85,397	(7,573)	77,824	-	12,793	12,793	-	-	-
Net cash used by operating activities	(360,104)	71,149	(288,955)	(1,417,558)	(7,000)	(1,424,558)	(232,654)	-	(232,654)

Cash flows from investing activities
Purchase of fixed assets	(13,646)	-	(13,646)	(31,539)	9,470	(22,069)	(3,129)	-	(3,129)
Cash received in acquisition	-	-	-	20,662	-	20,662	-	-	-
Net cash used by investing activities	(13,646)	-	(13,646)	(10,877)	9,470	(1,407)	(3,129)	-	(3,129)

Cash flows from financing activities
Cash deficit	2,951	-	2,951	-	-	-	-	-	-
Payments on notes payable	(339,200)	90,600	(248,600)	(54,000)	(41,000)	(95,000)	(7,500)	-	(7,500)
Proceeds from notes payable	688,449	(97,704)	590,745	528,000	53,000	581,000	147,000	-	147,000
Proceeds from issuance of common stock, net of fees	-	(64,045)	(64,045)	857,423	(14,470)	842,953	210,000	-	210,000
Net cash provided by financing activities	352,200	(71,149)	281,051	1,331,423	(2,470)	1,328,953	349,500	-	349,500

Net increase in cash	(21,550)	-	(21,550)	(97,012)	-	(97,012)	113,717	-	113,717
Cash - beginning	21,550	-	21,550	118,562	-	118,562	4,845	-	4,845
Cash - ending	$-	$-	$-	$21,550	$-	$21,550	$118,562	$-	$118,562

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-	$-	$-	$2,698	$2,698
Income taxes paid	$-	$-	$-	$-	$-	$-	$-	$-	$-

Number of shares issued for consulting services	64,890	(62,250)	2,640	22,192	(6,250)	15,942	10,300	-	10,300
Value of shares issued for consulting services	$137,680	$(100,000)	$37,680	$385,996	$(62,849)	$323,147	$390,400	$20,000	$410,400

Number of shares issued for employee services	-	500	500	-	6,250	6,250	181,014	990	182,004
Value of shares issued for employee services	$-	$2,500	$2,500	$-	$75,000	$75,000	$38,000	$2,345,951	$2,383,951

Number of shares issued for conversion of notes payable	-	7,000	7,000	634	-	634	9,559	(600)	8,959
Value of shares issued for conversion of notes payable	$-	$126,000	$126,000	$9,500	$10,133	$19,633	$137,500	$400,000	$537,500

Number of shares issued for acquisitions	-	16,000	16,000	16,667	-	16,667	-	-	-
Value of shares issued for acquisitions	$-	$288,000	$288,000	$600,000	$(124,196)	$475,804	$-	$-	$-

Number of shares issued for assets	25,000	(25,000)	-	100	-	100	2,084	(750)	1,334
Value of shares issued for assets	$450,000	$(450,000)	$-	$3,000	$-	$3,000	$48,500	$-	$48,500

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Push Down Accounting: See “Note 4 - New Basis of Accounting.”

Going Concern: These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, as a result of $3,000,000 in funding received on June 8, 2006 (see Notes 3 and 5), the Company has adequate resources to fund its operations until the conclusion of the second quarter of fiscal 2007 based on its current business plan. There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)
See Note 5 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing in the future, if and when needed, could have a material adverse effect on the Company.

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

The Company’s condensed consolidated balance sheet as of June 30, 2006 and condensed consolidated statements of operations and condensed consolidated statements of cash flow for:

(i)	the period from April 1, 2006 to June 7, 2006;
(ii)	the period from June 8, 2006 to June 30, 2006;
(iii)	the period from January 1, 2006 to June 7, 2006; and
(iv)	the three and six months ended June 30, 2005 (restated),

are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal recurring nature, except as discussed above in “Note 1 - Restatement of Prior Years’ Consolidated Financial Statements.” The results of operations for the periods presented in this Quarterly Report on Form 10-QSB are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or SEC, on July 18, 2006, and which should be read in conjunction with this Quarterly Report on Form 10-QSB.

Management Estimates and Significant Risks and Uncertainties: The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.

The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:

•	inability to continue as a going concern;
•	history of losses, which are likely to continue;
•	utilizing funds received in a manner that is accretive;
•	generating sufficient funds from operating activities to fund operations,
•	obtaining a sufficient number of contracts to record live content,
•	changes in anticipated levels of sales of products;
•	competition, including competition from a substantial competitor that possesses greater resources, both financially and in the industry, than the Company does;
•	dependence on third party manufacturers and contractors;
•	changes in technology that may make the Company’s products less attractive or obsolete;
•	the development of new products or innovations by the Company’s competitors;
•	difficulties in developing and marketing new products; and
•	changes in conditions affecting the economy generally.

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Business Segments: The Company has determined that it currently operates in one segment, the production and sale of live recordings of events. The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company will evaluate additional segment disclosure requirements as it expands its operations.

Cash: Cash consists principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash. There were no cash equivalents at June 30, 2006.

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

Fixed assets: At June 30, 2006, fixed assets are stated at their estimated fair market value based upon a valuation performed by an independent third-party, less depreciation from June 8, 2006 to June 30, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See“Note 4 -New Basis of Accounting” below for a more detailed discussion. The following table summarizes the fixed assets of the Company.

	Fair Market Value at June 8, 2006	Estimated Remaining Useful Lives	Depreciation	Net at June 30, 2006

Transportation equipment	$30,810	Held for Sale	$-	$30,810

Computer equipment	12,972	1.5 years	528	12,444
Recording equipment	111,656	5 years	1,365	110,291
Office furniture and equipment	9,483	3 years	193	9,290
Total fixed assets	$134,111		$2,086	$132,025

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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Intangible assets: At June 30, 2006, intangible assets are stated at their estimated fair market value based upon a valuation performed by an independent third-party, less amortization from June 8, 2006 to June 30, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See“Note 4 -New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company.

	Fair Market Value at June 8, 2006	Estimated Remaining Useful Lives	Amortization	Net at June 30, 2006

Trade name and trademarks	$29,100	5 years	$355	$28,745
Covenants not-to-compete	13,900	2 years	425	13,475
Total intangible assets	$43,000		$780	$42,220

These assets will be amortized over their respective remaining useful lives described above, and the amounts will be evaluated each reporting period for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue recognition: DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00−10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.

Revenues and costs of sales are as follows for the periods presented in the table below:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
			(restated)			(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor

Revenues	$19,740	$2,425	$56,000	$19,740	$19,451	$76,795
Cost of sales	$7,472	$24,645	$30,196	$7,472	$43,584	$52,606

Goodwill: Due to the application of “push down” accounting, goodwill of the predecessor has been eliminated and goodwill of the successor is the difference between the aggregate purchase price of the Series A Convertible Preferred Stock issued and sold by the Company and the fair market value of the assets and liabilities of the Company at the date of the issuance and sale of the Series A Convertible Preferred Stock. See“Note 4 -New Basis of Accounting.” Goodwill will be evaluated in future periods for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

Stock-Based Compensation: For all periods presented, the Company has used the fair value based method of accounting for stock-based compensation, as defined in SFAS 123, “Accounting for Stock-Based Compensation.” Under this method, stock-based compensation expense is determined on the measurement date based on the estimated fair value of the award. Stock-based compensation includes stock options and awards granted to both employees and consultants.

Net loss per share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding also was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock and warrants to purchase 37,425 shares of common stock outstanding at June 30, 2006, and options to purchase 11,000 shares of common stock and warrants to purchase 39,059 shares of common stock outstanding at June 30, 2005, were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

Income taxes: The Company follows SFAS 109, “Accounting for Income Taxes,” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recently Issued Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48” or “FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our financial statements. This interpretation will be effective beginning January 1, 2007 for the Company.

NOTE 3 - CHANGE IN CONTROL AND SERIES A CONVERTIBLE PREFERRED STOCK

Change in Control. In accordance with the Securities Purchase Agreement, as amended, by and among the Company, Radical Holdings LP and the other parties thereto, the Company issued and sold, and Radical Holdings LP purchased, 4,392,286 shares of the Series A Convertible Preferred Stock for an aggregate purchase price of $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock, on June 8, 2006. The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible at any time into that aggregate number of full shares of Company common stock representing 95% of the total common stock outstanding after giving effect to the conversion.

A holder of a share of Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, Radical Holdings LP beneficially owns 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Accordingly, a change in control of the Company occurred on June 8, 2006.

Series A Convertible Preferred Stock. The following is a summary of the material terms of the Series A Convertible Preferred Stock issued to Radical and established pursuant to the Certificate of Designation, Rights and Preferences filed by the Company with the Secretary of State of Nevada on June 5, 2006:

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

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

If the legally available funds and assets of the Company are insufficient to pay the holders of shares of the Series A Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Convertible Preferred Stock and the holders of capital stock of the Company that are on a parity with the Series A Convertible Preferred Stock will share ratably in any distribution of the remaining legally available funds and assets of the Company.

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

The Series A Convertible Preferred Stock is convertible at any time into Company common stock. An intrinsic value exists for a beneficial conversion feature if the market value of the Company common stock that can be acquired by conversion of the Series A Convertible Preferred Stock is greater than the carrying value of those shares before issue costs.

The Company issued 4,392,286 shares of Series A Convertible Preferred Stock at a per share price of $0.68 to Radical Holdings LP for cash proceeds of $3,000,000. The fair market value of the preferred stock was determined to be $14, as it represents the price of Company common stock that was published on the Over-the-Counter Bulletin Board on June 8, 2006. The beneficial conversion feature represents the difference between the fair market value and the price received per share, as adjusted to represent 95% ownership by Radical Holdings LP. The Company recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds or the beneficial conversion feature of $123,321,622.

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

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

Protective Provisions. Unless the directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement control the board of directors of the Company with respect to all actions, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement remain outstanding, except where the vote or written consent of the holders of a greater number of shares of the Company is required by law or by the Company’s articles of incorporation, and in addition to any other vote required by law or by the Company’s articles of incorporation, the Company cannot, and the Company shall cause its subsidiaries not to, as applicable, without the prior vote or written consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement then outstanding:

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

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

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

Board of Directors. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on the Board of Directors of the Company and its subsidiaries. If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of the Company’s or its subsidiaries’ Board of Directors and committees thereof.

Investor’s Rights Agreement. In connection with, and as a condition to, the purchase and sale of the Series A Convertible Preferred Stock, the Company, Radical, Zach Bair and Paul Marin entered into an Investor’s Rights Agreement. The Investor’s Rights Agreement grants Radical certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected. The Investor’s Rights Agreement also grants Radical rights of first refusal to purchase any or all of the securities of the Company that Messrs. Bair or Marin propose to sell or otherwise transfer on the same terms and conditions as the proposed sale or transfer by them. In addition, the Investor’s Rights Agreement provides that Messrs. Bair and Marin are prohibited from selling or otherwise transferring any securities of the Company owned by them for a period of three years. After three years, they can sell or otherwise transfer only half of the securities owned by them. If, however, Messrs. Bair or Marin is terminated for a reason other than cause, upon his termination he can sell a total of 10% of the securities owned by him in any given month. Further, in the Investor’s Rights Agreement, the Company covenanted with Radical to certain matters, including, the protective provisions described above.

Classification. Since the redemption right with respect to the Series A Convertible Preferred Stock is conditional, the Series A Convertible Preferred Stock is not a liability under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” but should be classified as equity. Based on the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities,” however, the Series A Convertible Preferred Stock is classified outside of permanent stockholders’ equity.  Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical controls over 50% of the voting securities of the Company since the Series A Convertible Preferred Stock held by Radical can vote on all matters in which the common stockholders are required or permitted to vote.  Therefore, Radical would be able to control a vote to redeem the Series A Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 4 - NEW BASIS OF ACCOUNTING

As a result of the change in control of the Company by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, the Company has “pushed down” its basis to a proportionate amount of its underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:

•	adjustments to the Company’s fixed assets to reflect a step-up in basis of those assets;
•	the recording of a value for the Company’s trade names, trade marks and covenants not to compete;
•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;
•	the recording of a value for assets held for sale;
•	the recording of a value for the Company’s deferred tax asset and liability; and
•	an increase in additional paid-in capital from these adjustments.

The primary changes to the statements of operations are:

•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and
•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

The primary changes to the statements of cash flow are:

•	a decrease in net cash used in operating activities due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and
•	a decrease in net cash used in operating activities due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Due to the impact of the changes resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flow presentations separate the Company’s results and cash flows into two periods: (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and (2) the period beginning on June 8, 2006 utilizing the new basis of accounting. The results and cash flows are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, as of June 30, 2006, the Company has retained earnings of $21,378. The retained earnings balance represents 23 days of activity, including a gain on extinguishment of debt of $69,219, and is not indicative of expected future results. Prior to the new basis of accounting, the Company had an accumulated deficit of $9,497,606. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

Prior to the issuance and sale of the Series A Convertible Preferred Stock, the Company had been attempting to raise adequate capital to be able to continue its operations and implement its business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the second half of 2005 and the first five months of 2006, management of the Company took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided the Company with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to the Company by Radical and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are first being, utilized to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have $900,000 of operating funds, which management anticipates will sustain the Company’s operations until the conclusion of second quarter of fiscal 2007. At the end of the second quarter of fiscal 2007, the Company will be required to obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operations.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

In that regard, the Company is undertaking various plans and measures, which it believes will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.

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

NOTE 6 - ASSET ACQUISITION

On February 28, 2005, the Company entered into an Asset Purchase Agreement with Moving Records, LLC, a private Minnesota corporation (“MR”). Pursuant to the Asset Purchase Agreement, the Company acquired assets and assumed certain liabilities in exchange for 16,000 shares of Company common stock. A summary of the fair market value of assets acquired and the liabilities assumed recorded in the financial statements is as follows:

Equipment	$288,998
Intellectual property	237,781
Accounts payable	(13,973)
Note payable due to bank	(24,806)
Note payable - commercial vehicle	(80,000)
Note payable - sellers	(120,000)
Net fair market value	$288,000

In connection with the Asset Purchase Agreement, the Company issued 7,000 shares of its common stock in exchange for the extinguishment of the note payable for the commercial vehicle in the amount of $80,000. The fair market value of the common stock was $126,000. The difference between the fair market value of the common stock in exchange for the note payable was $46,000 and was recorded as a loss on extinguishment of debt in the financial statements.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. Of the preferred stock, 4,392,286 shares have been designated as Series A Convertible Preferred Stock. All shares of common stock issued prior to June 6, 2006, are subject to preemptive rights, which entitles the holder of that common stock to purchase additional shares of common stock with respect to issuances of common stock, or any security convertible into shares of common stock, prior to June 6, 2006 in certain circumstances.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

At the close of business on June 6, 2006, the Company effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional shares were rounded up to the next whole number. As a result, all references in this Quarterly Report on Form 10-QSB to numbers of shares of Company common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split.

During 2005, the Company issued 2,640 shares of its common stock for consulting services. The fair market value of the shares was determined to be $37,680 as of the measurement dates and was charged to consulting expense accordingly.

During 2005, the Company issued 500 shares of its common stock to employees for services rendered. The fair market value of the underlying shares was determined to be $2,500 on the respective grant dates, as no further services were required by the employees.

On February 28, 2005, the Company issued 16,000 shares of its common stock in exchange for certain assets acquired and the liabilities assumed from Moving Records, LLC. Additionally, in connection with the asset purchase, the Company issued 7,000 shares of its common stock in exchange for the extinguishment of the note payable for the commercial vehicle in the amount of $80,000. See a further discussion regarding the Moving Records, LLC transaction in Note 6 above.

On September 15, 2005, the Company issued 30,000, 22,750 and 5,000 shares of Company common stock to Zach Bair, Paul Marin and Gary Blum, respectively. On March 2, 2006, Zach Bair, Paul Marin and Gary Blum agreed with the Company to rescind these shares effective as of the date of issue. The certificates evidencing these shares were returned to the transfer agent and cancelled in March 2006.

On September 23, 2005, the Company issued 6,000 shares of its common stock to Paul Marin valued at $12,000. Effective September 2005, Mr. Marin returned these shares of Company common stock to the transfer agent because they were issued to him in error.

On June 7, 2006, pursuant to agreements with holders of instruments evidencing Company indebtedness, the Company issued an aggregate of 42,040 shares of Company common stock upon conversion of $525,500 aggregate principal amount of that indebtedness. The fair market value of the common stock was determined to be $588,560 on the date of conversion.

On June 7, 2006, pursuant to an Agreement, Settlement and Release with each of Jess Morgan & Company, or Jess Morgan, and Phil McMorrow, the Company issued 98,783 and 9,879 shares of Company common stock to Jess Morgan and Mr. McMorrow, respectively.

On June 8, 2006, the Company issued and sold 4,392,286 shares of Series A Convertible Preferred Stock to Radical Holdings LP for an aggregate cash purchase price of $3,000,000. See “Note 3 - Change in Control and Series A Convertible Preferred Stock” above.

 IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)
NOTE 8 - WARRANTS AND OPTIONS

Warrants to Purchase Common Stock:

The following table summarizes the information with respect to warrants for the six months ended June 30, 2006 and 2005:

	2006		2005
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Balance, beginning of year	38,759	$23.51	45,559	$20.10

Warrants granted	-	-	-	-
Warrants expired	1,334	30.00	6,500	100.00
Warrants exercised	-	-	-	-

Balance, June 30	37,425	$23.28	39,059	$23.45

Exercisable, June 30	37,425	$23.28	39,059	$23.45

Shares Underlying
	Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
June 30, 2005	$15.00 - 75.00	39,059	1.8 years	$23.45	39,059	$23.45
June 30, 2006	$20.00-75.00	37,425	0.8 years	$23.28	37,425	$23.28

Options to Purchase Common Stock:

On February 14, 2006, the Company terminated its consulting relationship with a consultant to whom it granted an option to purchase 6,500 shares of Company common stock. Pursuant to the agreement evidencing the option, shares vested in 36 equal monthly installments at the end of each calendar month, commencing in May 2005, so long as the consulting arrangement was in effect. As a result of the termination of this consulting arrangement and in accordance with the option agreement, the shares acquirable pursuant to this option ceased to vest after nine monthly installments, which resulted in 1,625 vested shares under this option. The term of this option for vested shares expires on May 5, 2008.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

The following table summarizes the information with respect to stock options for the six months ended June 30, 2006 and 2005:

	2006		2005
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Balance, beginning of year	11,000	$35.45	4,500	$65.00

Options granted	-	-	6,500	15.00
Options expired	9,375	39.00	-	-
Options exercised	-	-	-	-

Balance, June 30	1,625	$15.00	11,000	$35.45

Exercisable, June 30	1,625	$15.00	4,861	$61.29

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
June 30, 2005	$15.00 - 65.00	11,000	2.0 years	$35.45	4,861	$61.29
June 30, 2006	$15.00	1,625	1.9 years	$15.00	1,625	$15.00

NOTE 9 - NOTES PAYABLE

Pursuant to the Securities Purchase Agreement, Radical Holdings LP loaned funds to the Company to pay outstanding liabilities, accounts payable or other obligations and to provide necessary funds to operate the Company’s business prior to the consummation of the sale of the Series A Convertible Preferred Stock. These funds loaned to the Company were required to be applied in strict accordance with the uses approved by Radical Holdings LP and be fully credited towards the aggregate purchase price of the Series A Convertible Preferred Stock. As of June 7, 2006, Radical Holdings LP had loaned the Company an aggregate of $347,000, which was applied to the purchase price of the Series A Convertible Preferred Stock.

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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

On June 7, 2006, the Company issued 42,040 shares of common stock upon the conversion of $525,500 of outstanding principal indebtedness at a conversion price of $12.50 per share as follows:

	Principal	Principal
Description	Outstanding	Converted

Amended & Restated Consolidated Secured Convertibe Promissory Note,
bearing interest at 10% per annum, due on June 30, 2006	$330,749	$300,500
Secured Convertible Promissory Notes, bearing interest at 10% per annum
due April 1, 2006	175,000	150,000
Secured Convertible Promissory Notes, bearing interest at 10% per annum
due April 1, 2006	25,000	25,000
Secured Convertible Promissory Notes, bearing interest at 10% per annum
due April 1, 2006	50,000	50,000

	$580,749	$525,500

These noteholders waived all accrued and unpaid interest on this outstanding principal indebtedness. The fair market value of Company common stock on the date of conversion was $14 per share. As a result of the conversion, $5,024 was recorded as a gain on conversion of debt in the financial statements. The remaining principal balance on these notes of $55,249 was paid during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP.

In addition to the remaining principal balance on the convertible notes payable, the Company paid $472,900 on various notes payable outstanding during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP. These noteholders waived all accrued and unpaid interest on the notes, which resulted in a gain on extinguishment of debt in the amount of $69,219.

At June 30, 2006, $100,000 of principal remains outstanding on a promissory note bearing interest at 7% per annum that was due April 1, 2006. The noteholder has agreed to waive all accrued and unpaid interest on this note.

NOTE 10 - ACCOUNTS PAYABLE

As of June 30, 2006, the Company had outstanding accounts payable in the amount of $415,685, of which $322,730, or 78%, had been outstanding over 90 days. The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

The Company has negotiated reductions and settled with certain accounts payable vendors. The settlements resulted in a reduction of accounts payable of $140,525 for the six months ended June 30, 2006. This amount was primarily related to legal and consulting expenses incurred in prior years. The settlements were recorded in the financial statements upon acceptance of payment in full by the vendors.

NOTE 11 - INCOME TAXES

While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock.  The Company believes that the use of loss carryforwards generated prior to the issuance and sale of the Series A Convertible Preferred Stock will be limited to approximately $133,500 per year for the next 20 years. The Company, however, has recorded a valuation allowance due to the uncertainty of the utilization of the net operating loss carryforward in future periods.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
JUNE 30, 2006
(Unaudited)

The following table presents the components of the deferred tax asset and liability at June 30, 2006:

Deferred Tax Asset:
Net operating loss	$2,670,000
Valuation allowance	(2,605,536)
Deferred tax asset, net	$64,464

Deferred Tax Liability:
Depreciation	$49,844
Amortization	14,620
$64,464

NOTE 12 - RELATED PARTY TRANSACTIONS

License Agreement: On June 22, 2006, the Company entered into a License Agreement with Radical Incubation Management LLC, which is an affiliate of Radical Holdings LP. The License Agreement permits Radical Incubation Management LLC to use, as long as it or its affiliates own a ten percent or greater interest in the Company, the marks, names and logos of the Company to promote the Company. Radical Incubation Management LLC and its affiliates are not entitled to receive any compensation for their efforts and are not required to pay the Company for the use of those materials.

NOTE 13 - SUBSEQUENT EVENTS

Restatements of Fiscal Years Ending December 31, 2005, 2004 and 2003

The Company filed amendments to its annual reports for the years ended December 31, 2005 and 2004 on July 18, 2006 and July 20, 2006, respectively, to restate its previously issued consolidated financial statements for fiscal years ended December 31, 2005, 2004 and 2003, because of accounting errors in reporting financing and other transactions. Further information on the restatements and the corresponding adjustments can be found in “Note 1 - Restatement of Prior Years’ Consolidated Financial Statements” above and in those filings with the Securities and Exchange Commission.

The Company has not amended, and does not intend to amend, its previously filed Quarterly Reports on Form 10-QSB for the quarterly periods in years 2005, 2004 and 2003; however, the Company has shown, and will continue to show, restated comparative financial statements for the quarterly periods in fiscal 2005 in the Quarterly Reports on Forms 10-QSB that it files during fiscal year 2006. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such previously filed Quarterly Reports on 10-QSB should no longer be relied upon.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or Immediatek, and its subsidiaries, including DiscLive, Inc., or DiscLive, collectively.

The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB. Additionally, MD&A should be read in conjunction with our Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2005. MD&A includes the following sections:

•	Recent Developments - a description of important events that have recently occurred.
•	Our Business - a general description of our business; our objective, our areas of focus; and the challenges and risks of our business.
•	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review - an analysis of our consolidated results of operations for the periods presented in our condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB.
•	Liquidity, Capital Resources and Financial Position - an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.

Recent Developments

Sale of Preferred Stock and Change in Control

On January 24, 2006, we entered into a Securities Purchase Agreement, or Purchase Agreement, with Radical Holdings LP, or Radical, which was subsequently amended on March 3, 2006. On June 8, 2006, pursuant to the Purchase Agreement, we issued and sold, and Radical purchased, 4,392,286 shares of the Series A Convertible Preferred Stock for an aggregate purchase price of $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible at any time into that aggregate number of full shares of our common stock representing 95% of the total common stock outstanding after giving effect to the conversion. A holder of a share of Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by our stockholders. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, Radical beneficially owns 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to our stockholders. Accordingly, a change in control of us occurred on June 8, 2006.

Additionally, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on the board of directors of the Company and its subsidiaries. If the holders of the shares of Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of the Company’s or its subsidiaries’ board of directors and committees thereof.

New Basis of Accounting

As a result of the change in control of us by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, we have “pushed down” our basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:

•	adjustments to our fixed assets to reflect a step-up in basis of those assets;
•	the recording of a value for our trade names, trade marks and covenants not to compete;
•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;
•	the recording of a value for assets held for sale;
•	the recording of a value for our deferred tax asset and liability; and
•	an increase in additional paid-in capital from these adjustments.

The primary changes to the statements of operations are:

•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and
•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

The primary changes to the statements of cash flow are:

•	a decrease in net cash used in operating activities due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and
•	a decrease in net cash used in operating activities due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Due to the impact of the changes resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flow presentations separate our results and cash flows into two periods: (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and (2) the period beginning on June 8, 2006 utilizing the new basis of accounting. The results and cash flows are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Resignation and Appointment of Officers and Directors

Effective July 12, 2006, Zach Bair resigned from all positions held with us. Specifically, those positions he resigned from are:

•	Director of Immediatek and DiscLive;
•	Chief Executive Officer and President of Immediatek; and
•	Chief Executive Officer and President of DiscLive.

On July 12, 2006, the boards of directors of Immediatek and DiscLive appointed Darin Divinia to fill the vacancy created by the resignations of Mr. Bair from the respective boards of directors. Mr. Divinia will serve for the unexpired terms. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on the board of directors of Immediatek and its subsidiaries. In connection with that right, Radical, as the sole stockholder of the Series A Convertible Preferred Stock, nominated Mr. Divinia to be appointed, and the Immediatek and DiscLive boards of directors appointed Mr. Divinia, to the respective board of directors. Mr. Divinia is currently employed by Radical Incubation LP, an affiliate of Radical Holdings LP.

Additionally, on July 12, 2006, the boards of directors of Immediatek and DiscLive appointed Travis Hill as Chief Executive Officer of Immediatek and DiscLive. Mr. Hill previously served as Vice President - Artist Relations of DiscLive. Further, on July 12, 2006, the boards of directors of Immediatek and DiscLive appointed Paul Marin as President and Secretary. Mr. Marin currently serves, and will continue to serve, as a director of Immediatek and DiscLive. Prior to being appointed as President and Secretary of Immediatek and DiscLive, Mr. Marin served as Vice President, Chief Operating Officer and Secretary of Immediatek since 2003 and DiscLive since 2004.

Our Business

General

Immediatek, through its wholly-owned, operating subsidiary, DiscLive, records live content, such as concerts and conferences, and makes the recorded content available for delivery to attendees within fifteen minutes after the conclusion of the live event. The recorded content is made available for pre-sale and sale at the venue and on our website, www.disclive.com. The content is delivered primarily via compact disc.

DiscLive has recorded live events for Billy Idol, Jefferson Starship, the Pixies, The Fixx, George Clinton (DVD) and Vertical Horizon, among others. During the three and six months ended June 30, 2006, we recorded two  live events, one of which was a music festival, and ten live events, respectively, and sold, or delivered under contract, approximately 860 and 1,760 recordings of those events and prior events during the three and six months ended June 30, 2006, respectively.

History of Operating Losses

The following table presents our net income and losses and cash used in operating activities for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
			(restated)			(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor
Net income (loss)	$21,378	$(247,479)	$(232,298)	$21,378	$(410,405)	$(678,425)
Net cash used in operating activities	$(350,914)	$(113,261)	$(74,372)	$(350,914)	$(300,516)	$(243,285)

Our net income during the period from June 8, 2006 to June 30, 2006, however, is attributable to the gain on the extinguishment of debt of $69,219 and not the result of net income from operations. Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2005 (restated) and 2004 (restated), included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

We funded our operations during the three and six months ended June 30, 2006 primarily through borrowings from Radical Holdings LP. During the three and six months ended June 30, 2006, we borrowed $60,000 and $347,000 aggregate principal amount, respectively, to cover operations and repay indebtedness. These borrowings were credited in full towards the aggregate purchase price of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.

Our Objective

Our objective is to utilize our assets - brand name, unique concept and people - to increase live recordings and sales of those recordings. Our vision to achieve that objective includes:

•	Increase in Recordings: Market and expand our services to a number of different live events, including those other than concerts, in order to increase the sales of our product.
•
Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently. We are refining our strategy on the deployment of assets to record live events in order to make most efficient use of those assets, while reducing costs. Additionally, we believe by expanding our services outside of concert recordings that we can more effectively maximize profit by reducing sales risk.

Areas of Focus

Revitalizing the Company. We are focused on revitalizing the Company using the proceeds from the sale of the Series A Convertible Preferred Stock. We believe that we have the necessary people to support and manage our operations. Further, utilizing the proceeds from the sale of the Series A Convertible Preferred Stock to repay all of our outstanding liabilities, which is required by the Purchase Agreement, we believe that we will have better relationships with vendors and more creditability with customers.

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

Utilizing the new funds in a manner that is accretive. If we do not manage our assets aggressively and apply the additional capital received judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions that the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:

•
Recoverability of Non-Current Assets. The Company has certain non-current assets, including goodwill, intangible assets and tangible fixed assets. Management considers the life of goodwill on an annual basis and is assessed for recoverability if events occur that provide indications of impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically its value in use. If the value in use of a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement.

•
Revenue Recognition. DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00−10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements commencing on page 12.

Recent Accounting Standards and Pronouncements

Refer to Note 2 of the condensed consolidated financial statements commencing on page 12 for a discussion of recent accounting standards and pronouncements.

Operations Review

As a result of the push down accounting adjustments described in “Recent Developments—New Basis of Accounting,” above, the activity for the period June 8, 2006 through June 30, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the periods April 1, 2006 through June 7, 2006 and January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005. For the post-push down period, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (restated)
	For the Three Months Ended June 30,
	2006		2005
			(restated)
	(unaudited)		(unaudited)
		(see Note 4)
	Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor

Revenues	$19,740	$2,425	$56,000
Cost of sales	7,472	24,645	30,196
Gross Profit	12,268	(22,220)	25,804
Gross Profit Margin	62%	(916)%	46%
General and administrative expenses	5,459	17,656	12,297
Consulting services	-	-	-
Professional fees	20,259	208,133	31,504
Salaries and benefits	31,524	59,726	68,817
Non-cash stock compensation	-	-	16,197
Non-cash consulting expense	-	-	-
Depreciation and amortization	2,867	1,418	78,673
Gain on settlement of accounts payable	-	(91,894)	-
Net operating loss	$(47,841)	$(217,259)	$(188,684)
Gain on extinguishment of debt	69,219	5,024	-
Interest expense, net	-	(35,244)	(43,614)
Net income (loss)	$21,378	$(247,479)	$(232,298)

Deemed dividend related to beneficial
conversion feature on Series A convertible
preferred stock	(3,000,000)	-	-
Net loss attributable to common stockholders	$(2,978,622)	$(247,479)	$(232,298)

Basic and diluted loss per common share
attributable to common stockholders	$(6.39)	$(0.53)	$(0.75)

Revenues. Revenues for the post-push down period primarily relate to sales of compact discs of a music festival recorded in June 2006. For the pre-push down period during the three months ended June 30, 2006, revenues consisted of sales of compact discs related to live events recorded in prior periods, as there were no recordings made of live events during that period that were revenue generating. For the three months ended June 30, 2005, revenues related primarily to the sale of recordings made of three live events during that period, one of which was a music festival.

We expect revenues in the second half of 2006 to be higher than the first half of 2006, as we are ramping up our operations, which were limited in the second half of fiscal 2005 and the first five months of fiscal 2006 due to the lack of necessary operating funds. The Company currently has two live events under contract for the third quarter of 2006 and is actively pursuing six live events for the remainder of the year.

Cost of Sales. The decrease in costs of sales for the post-push down period compared to the pre-push down period in the three months ended June 30, 2006 is attributable to the costs incurred in recording a non-revenue event in April 2006, as well as repair and transport costs for moving our commercial vehicle to our corporate offices. Additionally, the costs in the post-push down period are lower than expected due to the music festival recorded in June 2006 being located near our offices. Thus, no travel costs were incurred to record this live event. The increase in costs of sales for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is related to costs of our commercial vehicle.

We expect costs of sales to increase if our revenues increase; however, we continue to evaluate and implement plans to reduce the costs associated with our products, which we anticipate will offset a portion of any increase in cost of sales.

General and Administrative Expense. The increase in general and administrative expense for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is attributable to improvements made to our website during 2006.

We anticipate that general and administrative expense will increase over the next six months as costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and may be required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.

Consulting Services. During the remainder of the 2006 fiscal year, consulting services expense will increase, as we have retained individuals and companies to repair our information systems and equipment, and potentially design and implement new information systems.

Professional Fees. The increase in professional fees is attributable to the fees incurred in connection with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, together with the legal fees for the consummation of the Series A Convertible Preferred Stock transaction.

We anticipate that professional fees for the remainder of year 2006 will decrease due to the completion of the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003 and the consummation of the Series A Convertible Preferred Stock transaction . The decrease will, however, be offset by anticipated increases in audit fees, fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we ramp up our operations.

Salaries and Benefits. Salaries and benefits increased as the result of the employment contracts entered into with our officers in March 2006, the addition of new employees and the retention of benefit plans. Salaries and benefits will be approximately $135,000 for the remainder of 2006, which has been reduced from prior reported amounts due the resignation of Zach Bair from all positions with the Company.

Depreciation and Amortization. This decrease is attributable to the impairment of fixed assets and intangible assets recognized at December 31, 2005, which was offset by the step-up in basis resulting from the application of “push down” accounting. See “Recent Developments—New Basis of Accounting” above.

Gain on Settlement of Accounts Payable. This amount results from the discounts that we negotiated and settled during the period on certain outstanding accounts payable. We are continuing to negotiate with vendors on past due amounts. Favorable settlements, however, may not be obtained in future periods. The amount recorded in accounts payable represents the current amounts outstanding per invoices received from vendors.

Gain on Extinguishment of Debt. This relates solely to the forgiveness of interest payable on notes payable that were settled in cash during the post-push down period. For the pre-push down period during the three months ended June 30, 2006, this relates to the conversion of certain notes payable into Company common stock.

Interest Expense. Interest expense decreased as a result of the conversion of notes payable on June 7, 2006 and the subsequent repayment of notes payable during June 2006.

Income Taxes. There was no Federal income tax expense recorded for the three months ended June 30, 2005 and the pre-push down period during the three months ended June 30, 2006, due to a net loss in each period. There was no Federal income tax expense recorded for the post-push down period due to the utilization of the net operating loss carryforward.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (restated)

	For the Six Months Ended June 30,
	2006		2005
			(restated)
	(unaudited)		(unaudited)
		(see Note 4)
	Successor	Predecessor
	June 8 - June 30	January 1 - June 7	Predecessor

Revenues	$19,740	$19,451	$76,795
Cost of sales	7,472	43,584	52,606
Gross Profit	12,268	(24,133)	24,189
Gross Profit Margin	62%	(124)%	31%
General and administrative expenses	5,459	34,903	139,939
Consulting services	-	-	18,210
Professional fees	20,259	328,347	69,420
Salaries and benefits	31,524	89,130	143,235
Non-cash stock compensation	-	3,410	52,001
Non-cash consulting expense	-	-	37,680
Depreciation and amortization	2,867	2,755	117,715
Gain on settlement of accounts payable	-	(140,525)	-
Net operating loss	$(47,841)	$(342,153)	$(554,011)
Gain (loss) on extinguishment of debt	69,219	5,024	(46,000)
Interest expense, net	-	(73,276)	(78,414)
Net income (loss)	$21,378	$(410,405)	$(678,425)

Deemed dividend related to beneficial
conversion feature on Series A convertible
preferred stock	(3,000,000)	-	-
Net loss attributable to common stockholders	$(2,978,622)	$(410,405)	$(678,425)

Basic and diluted loss per common share
attributable to common stockholders	$(7.54)	$(1.04)	$(2.21)

Revenues. The decrease in revenues is attributable to fewer sales of the recordings made, as we recorded the same number of live events during the six months ended June 30, 2006 and 2005.

We expect revenues in the second half of 2006 to be higher than the first half of 2006, as we are ramping up our operations, which were limited in the second half of fiscal 2005 and the first five months of fiscal 2006 due to the lack of necessary operating funds. The Company currently has two live events under contract for the third quarter of 2006 and is actively pursuing six live events for the remainder of the year.

Cost of Sales. Costs of sales remained relatively consistent with the prior year primarily due to the recording of approximately the same number of live events in each period.

We expect costs of sales to increase if our revenues increase; however, we continue to evaluate and implement plans to reduce the costs associated with our products, which we anticipate will offset a portion of any increase in cost of sales.

General and Administrative Expense. The decrease in general and administrative expense for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is attributable to the reduction of rent for office space, a decrease in travel and other measures we undertook to reduce operations due to a lack of sufficient operating funds.

We anticipate that general and administrative expense will increase over the next six months for costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and may be required by Sarbanes Oxley.

Consulting Services. The decrease in consulting services expense is the result of the termination of all our prior consultants. During the remainder of the 2006 fiscal year, consulting services expense will increase, as we have retained individuals and companies to repair our information systems and equipment, and potentially design and implement new information systems.

Professional Fees. The increase in professional fees is attributable to fees incurred in connection with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, together with the legal fees for the consummation of the Series A Convertible Preferred Stock transaction.

We anticipate that professional fees for the remainder of year 2006 will decrease due to the completion of the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003 and the consummation of the Series A Convertible Preferred Stock transaction . The decrease will, however, be offset by anticipated increases in audit fees, fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we ramp up our operations.

Salaries and Benefits. Salaries and benefits decreased due to the lack of operating funds in the first quarter of 2006 and the reduction of personnel, as compared to the prior year. Salaries and benefits will be approximately $135,000 for the remainder of 2006, which has been reduced from prior reported amounts due the resignation of Zach Bair from all positions with the Company.

Depreciation and Amortization. This decrease is attributable to the impairment of fixed assets and intangible assets recognized at December 31, 2005, which was offset by the step-up in basis resulting from the application of “push down” accounting. See “Recent Developments—New Basis of Accounting” above.

Gain on Settlement of Accounts Payable. This amount results from the discounts that we negotiated and settled during the period on certain outstanding accounts payable. We are continuing to negotiate with vendors on past due amounts. Favorable settlements, however, may not be obtained in future periods. The amount recorded in accounts payable represents the current amounts outstanding per invoices received from vendors.

Gain on Extinguishment of Debt. This relates to the forgiveness of interest payable on notes payable and to the conversion of certain notes payable into Company common stock.

Interest Expense. Interest expense increased as a result of a higher amount of notes payable outstanding during 2006 than in 2005.

Income Taxes. There was no Federal income tax expense recorded for the six months ended June 30, 2005 and the pre-push down period during the six months ended June 30, 2006, due to a net loss in each period. There was no Federal income tax expense recorded for the post-push down period due to the utilization of the net operating loss carryforward.

Liquidity and Capital Resources and Financial Position

Prior to the issuance and sale of the Series A Convertible Preferred Stock, we had been attempting to raise adequate capital to be able to continue our operations and implement our business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due the lack of adequate funds in the second half of 2005 and the first five months of 2006, our management took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 funds previously loaned to us by Radical and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are first being, utilized to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of our liabilities, our management estimates that we will have $900,000 of operating funds, which management anticipates will sustain our operations until the conclusion of the second quarter of fiscal 2007. At the end of the second quarter of fiscal 2007, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we undertaking various plans and measures, which we believe will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.

As a result of the push down accounting adjustments described in “Recent Developments—New Basis of Accounting” above, the activity for the period June 8, 2006 through June 30, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the periods April 1, 2006 through June 7, 2006 and January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005. For the post-push down period, the primary changes to the statements of cash flow reflect a decrease in net cash used in operating activities due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and a decrease in net cash used in operating activities due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Operating Activities. Cash used in operations was $350,914 and $113,261 for the post-push down and pre-push down periods, respectively, in the three months ended June 30, 2006. Cash used in operations was $74,372 for the three months ended June 30, 2005. The increase in cash used in operations is primarily attributable to the payment of accounts payable and accrued liabilities. Payment of these amounts was deferred during 2005 due to the lack of funds.

Cash used in operations was $350,914 and $300,516 for the post-push down and pre-push down periods, respectively, in the six months ended June 30, 2006, as compared to $243,285 of cash used in operations for the six months ended June 30, 2005. The additional cash used in operations is attributable to the payment of a large portion of outstanding accounts payable and accrued liabilities. Payment of these amounts was deferred in 2005 due to the lack of funds.

Investing Activities. There were no investing activities during the post-push down period. Cash used in investing activities was $907 for the pre-push down period during the three months ended June 30, 2006. There were no investing activities for the three months ended June 30, 2005. The cash used in investing activities during 2006 consisted of purchases of fixed assets.

Cash used in investing activities was $2,476 for the pre-push down period during the six months ended June 30, 2006. There were no investing activities for the six months ended June 30, 2005. The cash used in investing activities during 2006 consisted of purchases of fixed assets.

Financing Activities. Cash from financing activities was $2,124,851 for the post-push down period and $60,000 for the pre-push down period in the three months ended June 30, 2006. Cash from financing activities was $23,735 for the three months ended June 30, 2005. The increase from 2005 is attributable to the issuance and sale of the Series A Convertible Preferred Stock to Radical that resulted in proceeds of $2,653,000. This increase was offset by the repayment of $528,149 of notes payable in the post-push down period.

Cash from financing activities was $2,124,851 for the post-push down period and $331,345 for the pre-push down period in the six months ended June 30, 2006. Cash from financing activities was $221,735 for the six months ended June 30, 2005. The increase from 2005 is attributable to the issuance and sale of the Series A Convertible Preferred Stock to Radical that resulted in proceeds of $2,653,000. This increase was offset by the repayment of $528,149 of notes payable in the post-push down period.

Indebtedness

At June 30, 2006, notes payable consisted of a promissory note for $100,000 that was due on April 1, 2006 and bears interest at seven percent per year. This noteholder has agreed to waive all accrued and unpaid interest. The Company expects to pay this promissory note in full prior to September 30, 2006 and is making every attempt to pay it in full prior to that date.

Accounts Payable

As of June 30, 2006, the Company had outstanding accounts payable in the amount of $415,685, of which $322,730, or 78%, had been outstanding over 90 days. The decrease in accounts payable is attributable to the utilization of the proceeds from the issuance and sale of the Series A Convertible Preferred Stock under the Securities Purchase Agreement to satisfy those accounts payable, as well as the favorable settlement of amounts due for a reduction of accounts payable in the amount of $140,525. We are continuing to negotiate with vendors on past due amounts. Favorable settlements, however, may not be obtained in future periods. The amount recorded in accounts payable represents the current amounts outstanding per invoices received from vendors.

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2006, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Short-Term Debt (1)	$100,000	$100,000	-
Lease	16,000	16,000	-
Total:	$116,000	$116,000	-

(1)	This noteholder has agreed to waive any and all accrued but unpaid interest on this note.

Liquidity

We will utilize approximately $450,000 of funds to operate our business at the desired level during the remainder of 2006. We presently do not generate sufficient cash from operations to fund our operating activities and, until the issuance and sale of the Series A Convertible Preferred Stock, limited operations to that which we deemed to be critical.

We believe that the funds received from the consummation of the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business until the conclusion of the second quarter of fiscal 2007. At the end of the second quarter of fiscal 2007, we will be required to obtain additional funds if we doe not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we undertaking various plans and measures, which we believe will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.

Item 3. Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) promulgated under the Securities Exchange Act of 1934) for the Company. Accordingly, our chief executive officer and chief financial officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10−KSB. Based upon the evaluation for the period ended June 30, 2006, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Report (June 30, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this Report on Form 10-QSB fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Plan for Remediation of Material Weaknesses

The Company is in the process of designing and instituting new policies that substantially improve these controls. Also, the Company has retained qualified personnel and consultants for its accounting and reporting functions.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit
10.18	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill.
14.1	Immediatek, Inc. Code of Business Conduct and Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006	IMMEDIATEK, INC.
a Nevada corporation

	By:	/s/ PAUL MARIN
	Name:	Paul Marin
	Title:	President and Secretary
(On behalf of the Registrant and as Principal
Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.18	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill.
14.1	Immediatek, Inc. Code of Business Conduct and Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Index