Form 10QSB
period 2006-09-30
IMMEDIATEK INC
filed 2006-11-14
CIK 1084182

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-26073
IMMEDIATEK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
10488 Brockwood Road
Dallas, Texas 75238

(Address of principal executive offices)
(972) 852-2876
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2006 and November 10, 2006, the issuer had 474,807 shares of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IMMEDIATEK, INC.

Page
Introduction	1
Forward-Looking Statements	2
Part I – Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheet at September 30, 2006	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 (unaudited), the period from January 1, 2006 to June 7, 2006 (unaudited), the period from June 8, 2006 to September 30, 2006 (unaudited); and the three and nine months ended September 30, 2005 (restated) (unaudited)	4
Condensed Consolidated Statements of Cash Flow for the three months ended September 30, 2006 (unaudited), the period from January 1, 2006 to June 7, 2006 (unaudited), the period from June 8, 2006 to September 30, 2006 (unaudited) and the three and nine months ended September 30, 2005 (restated) (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	27
Item 3. Controls and Procedures	37
Part II – Other Information	39
Item 6. Exhibits	39
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Required by 18 U.S.C. Section 1350

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
The increases in net loss due to higher levels of depreciation and amortization from the increase in the depreciable and amortizable basis of fixed assets and intangible assets, as applicable, were offset in cash used in operations by corresponding non-cash adjustments.
     Due to the impact of the changes resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flow presentations separate our 2006 results and cash flows into two periods: (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and (2) the period beginning on June 8, 2006 utilizing the new basis of accounting. The results and cash flows are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

FORWARD-LOOKING STATEMENTS
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Immediatek, Inc.
Condensed Consolidated Balance Sheet

September 30, 2006
(unaudited)
Assets

Current assets:
Cash	$1,230,500
Accounts receivable	1,328
Prepaid expenses and other current assets	6,587

Total current assets	1,238,415

Fixed assets, net	140,812
Assets held for sale	30,810
Intangible assets, net	39,027
Goodwill	1,765,493
Deferred tax asset, net	64,464

Total Assets	$3,279,021

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$541
Accrued liabilities	316,327
Accrued interest	10,801
Convertible notes payable	100,000

Total current liabilities	427,669

Deferred tax liability	64,464

Total Liabilities	492,133

Series A Convertible Preferred Stock (conditionally redeemable) — 4,392,286 authorized, issued and outstanding; $0.001 par value liquidation/redemption preference of $0.68	3,000,000

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 474,807 shares issued and outstanding	475
Additional paid-in capital (deficit)	(94,614)
Accumulated deficit	(118,973)

Total Stockholders’ Deficit	(213,112)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$3,279,021

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005
		(restated)			(restated)
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
		(see Note 4)		(see Note 4)
			Successor	Predecessor
	Successor	Predecessor	June 8 - September 30	January 1 - June 7	Predecessor
Revenues	$7,235	$35,018	$26,975	$19,451	$111,814
Cost of sales	12,709	62,053	20,181	43,584	114,658

Gross margin	(5,474)	(27,035)	6,794	(24,133)	(2,844)

Expenses:
General and administrative expenses	15,322	34,976	20,781	34,903	174,915
Consulting services	5,995	8,636	5,995	—	26,847
Professional fees	35,547	6,783	55,806	328,347	76,203
Salaries and benefits	67,227	24,421	98,752	89,130	167,657
Non-cash stock compensation	—	2,500	—	3,410	54,501
Non-cash consulting expense	—	—	—	—	37,680
Depreciation and amortization	12,624	78,897	15,491	2,755	196,612
(Gain) loss on extinguishment of debt	—	—	(69,219)	43,056	46,000
Gain on settlement of accounts payable	—	—	—	(140,525)	—

Total expenses	136,715	156,213	127,606	361,076	780,415

Net operating loss	$(142,189)	$(183,248)	$(120,812)	$(385,209)	$(783,259)

Other income (expense):
Interest income (expense), net	1,838	(53,394)	1,839	(73,276)	(131,808)

Net loss	$(140,351)	$(236,642)	$(118,973)	$(458,485)	$(915,067)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	—	(3,000,000)	—	—

Net loss attributable to common stockholders	$(140,351)	$(236,642)	$(3,118,973)	$(458,485)	$(915,067)

Weighted average number of common shares outstanding — basic and fully diluted	474,807	324,078	388,140	388,140	318,089

Basic and diluted loss per common share attributable to common stockholders	$(0.30)	$(0.73)	$(8.04)	$(1.18)	$(2.88)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005
		(restated)			(restated)
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
		(see Note 4)		(see Note 4)
			Successor	Predecessor
	Successor	Predecessor	June 8 - September 30	January 1 - June 7	Predecessor
Cash flows from operating activities
Net loss	$(140,351)	$(236,642)	$(118,973)	$(458,485)	$(915,067)
Depreciation and amortization	12,624	78,897	15,491	2,755	196,612
Non-cash interest expense	—	7,386	—	12,353	25,788
Non-cash consulting fees	—	—	—	—	37,680
Non-cash stock compensation	—	2,500	—	3,410	54,501
(Gain) loss on extinguishment of debt	—	—	(69,219)	43,056	46,000
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable	2,817	—	2,672	(4,000)	73,281
Prepaid expenses and other current assets	3,415	11,857	28,315	(26,000)	25,108
Accounts payable	(415,144)	85,819	(549,204)	61,233	84,931
Accrued liabilities	(12,382)	44,909	(209,017)	17,267	102,005
Accrued interest	(124)	23,031	(124)	47,895	46,068

Net cash (used in) provided by operating activities	(549,145)	17,757	(900,059)	(300,516)	(223,093)

Cash flows from investing activities
Purchase of fixed assets	(22,645)	—	(22,645)	(2,476)	—

Net cash used in investing activities	(22,645)	—	(22,645)	(2,476)	—

Cash flows from financing activities
Cash deficit	—	—	—	2,951	—
Legal fees paid for equity issuance	—	(64,045)	—	—	(64,045)
Payments on notes payable	—	(9,400)	(528,149)	(18,606)	(245,600)
Proceeds from notes payable	—	61,000	—	347,000	516,500
Proceeds from issuance of Series A convertible preferred stock	—	—	2,653,000	—	—

Net cash (used in) provided by financing activities	—	(12,445)	2,124,851	331,345	206,855

Net (decrease) increase in cash	(571,790)	5,312	1,202,147	28,353	(16,238)
Cash — beginning	1,802,290	—	28,353	—	21,550

Cash — ending	$1,230,500	$5,312	$1,230,500	$28,353	$5,312

Supplemental disclosures:
Interest paid	$—	$—	$—	$—	$—
Income taxes paid	$—	$—	$—	$—	$—

Number of shares issued for consulting services	—	500	—	—	3,140
Value of shares issued for consulting services	$—	$2,500	$—	$—	$40,180

Number of shares issued for settlement of contingencies	—	—	—	108,662	—
Value of shares issued for settlement of contingencies	$—	$—	$—	$1,521,268	$—

Number of shares issued for conversion of notes payable	—	—	—	42,040	7,000
Value of shares issued for conversion of notes payable	$—	$—	$—	$636,640	$126,000

Number of shares issued for acquisition of assets	—	—	—	—	16,000
Value of shares issued for acquisition of assets	$—	$—	$—	$—	$288,000
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
NOTE 1 – RESTATEMENT OF PRIOR YEARS’ CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the preparation of our audit of fiscal 2005 and a due diligence process conducted by an investor, we determined that there were errors in accounting treatment and reported amounts in our previously filed consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. As a result, we restated our consolidated financial statements for those years in amendments to our Annual Reports on Forms 10-KSB for the years ended December 31, 2005 and 2004, which were filed on July 18, 2006 and July 20, 2006, respectively, with the Securities and Exchange Commission.
     As a result of the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our consolidated financial statements going forward. In this process, we identified certain errors in accounting determinations and judgments, which have been reflected in the restated consolidated financial statements.
Summary of Restatements by Category
     The restated consolidated financial statements include adjustments related primarily to the following:
     Common Stock Issued to Officers for Intellectual Property. During the first quarter of 2003, the Company issued 181,004 shares of its $0.001 par value common stock to its officers in exchange for intellectual property. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” assets acquired independently are to be recorded at their current fair values. At the time of the transaction, there was not a readily available fair value to the intellectual property acquired and, therefore, value was assessed using the actual costs attributable to the asset based on documentation provided by the officers. The fair value of the shares given as consideration for the intellectual property exceeded the asset value by $2,335,081, which was recorded as compensation. Upon subsequent review of the transaction, the Company determined that an independent valuation of the consideration paid was appropriate given the magnitude of the excess value received. Pursuant to the aforementioned valuation, prepared by an independent third party, the Company restated its 2003 financial statements with the filing of the 2005 financial statements, reflecting a decrease in compensation expense in the amount of $2,226,479 in order to reflect the new value attributable to the consideration paid. It was subsequently determined that it was inappropriate to revalue this transaction. As a result, the restated accounting treatment has been rescinded and the amounts have been adjusted to the original accounting treatment based on fair market value of the underlying shares that were exchanged in the transaction.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SEPTEMBER 30, 2006
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
     Assets Acquired from Moving Records, LLC. The Company erroneously recorded goodwill related to the assets acquired from Moving Records, LLC during 2005. Goodwill is not appropriate in an asset acquisition. As such, the amount was reclassified to Intellectual Property with a one year amortizable life based on the relative fair market value of the assets acquired. Amortization expense was recorded in the amount of $198,150 in the 2005 restated financial statements. There was, however, no impact on Accumulated Deficit for 2005 due to the fact that all the Moving Records, LLC assets were considered to be impaired at December 31, 2005. Thus, the impairment charge of the goodwill originally recorded offsets the amortization expense that should have been recorded during the year.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SEPTEMBER 30, 2006
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
     Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003:

	As of December 31,
	2005			2004			2003
	As			As			As
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Restated	Adjustments	As Restated	Restated	Adjustments	As Restated
Assets

Current assets:
Cash	$—	$—	$—	$21,550	$—	$21,550	$118,562	$—	$118,562
Accounts receivable	4,000	—	4,000	73,281	—	73,281	1,647	—	1,647
Prepaid expenses and other current assets	3,668	—	3,668	20,678	70,249	90,927	5,760	—	5,760

Total current assets	7,668	—	7,668	115,509	70,249	185,758	125,969	—	125,969

Fixed assets, net	18,599	—	18,599	294,404	(19,202)	275,202	6,576	—	6,576
Intellectual property	—	—	—	—	—	—	—	65,601	65,601
Goodwill	162,071	—	162,071	324,142	—	324,142	65,601	(65,601)	—

Total Assets	$188,338	$—	$188,338	$734,055	$51,047	$785,102	$198,146	$—	$198,146

Liabilities and Stockholders’ Deficit

Current liabilities:
Cash deficit	$2,951	$—	$2,951	$—	$—	$—	$—	$—	$—
Accounts payable	488,512	—	488,512	346,868	—	346,868	67,706	43,221	110,927
Accrued liablities	480,991	27,084	508,075	442,381	(110,312)	332,069	60,907	—	60,907
Accrued interest	85,397	5,220	90,617	—	12,793	12,793	—	—	—
Notes payable	123,606	—	123,606	3,000	—	3,000	—	9,500	9,500
Notes payable — related party	43,000	—	43,000	43,000	—	43,000	—	—	—
Convertible notes payable	1,005,249	—	1,005,249	640,000	—	640,000	9,500	(9,500)	—

Total current liabilities	$2,229,706	$32,304	$2,262,010	$1,475,249	$(97,519)	$1,377,730	$138,113	$43,221	$181,334

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 324,105, 297,965 and 229,737 shares issued and outstanding in 2005, 2004 and 2003, respectively	$388	$(64)	$324	$298	$—	$298	$230	$—	$230
Additional paid-in capital	5,153,844	1,859,361	7,013,205	4,533,421	2,017,786	6,551,207	1,429,355	2,737,752	4,167,107
Accumulated Deficit	(7,195,600)	(1,891,601)	(9,087,201)	(5,274,913)	(1,869,220)	(7,144,133)	(1,369,552)	(2,780,973)	(4,150,525)

Total Stockholders’ Deficit	(2,041,368)	(32,304)	(2,073,672)	(741,194)	148,566	(592,628)	60,033	(43,221)	16,812

Total Liabilities and Stockholders’ Deficit	$188,338	$—	$188,338	$734,055	$51,047	$785,102	$198,146	$—	$198,146

     Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
	As
	Previously			As Previously			As Previously
	Reported	Adjustments	As Restated	Restated	Adjustments	As Restated	Restated	Adjustments	As Restated
Revenues	$140,912	$—	$140,912	$1,098,680	$73,281	$1,171,961	$133,485	$1	$133,486
Cost of sales	153,228	13,732	166,960	919,295	(81,166)	838,129	48,156	—	48,156

Gross Margin	(12,316)	(13,732)	(26,048)	179,385	154,447	333,832	85,329	1	85,330

Expenses:
General and administrative expenses	329,425	114	329,539	335,684	870,459	1,206,143	340,676	(109,192)	231,484
Consulting fees	36,001	(9,154)	26,847	1,190,224	(1,055,130)	135,094	—	54,766	54,766
Professional fees	153,309	(64,045)	89,264	284,183	93,901	378,084	—	—	—
Administrative salaries	144,440	40,145	184,585	465,611	(34,375)	431,236	161,775	23,855	185,630
Non-cash stock compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
Non-cash consulting expense	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Depreciation and amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	—	439
(Gain) Loss on extinguishment of debt	(7,634)	53,634	46,000	—	50,043	50,043	—	445,900	445,900

Total cost and expenses	885,499	162,198	1,047,697	3,981,794	(760,281)	3,221,513	931,290	2,780,974	3,712,264

Net operating loss	(897,815)	(175,930)	(1,073,745)	(3,802,409)	914,728	(2,887,681)	(845,961)	(2,780,973)	(3,626,934)

Other (expense) income:
Loss on impairment of assets	(939,454)	237,951	(701,503)	(68,700)	—	(68,700)	—	—	—
Interest (expense) income, net	(83,418)	(84,402)	(167,820)	(34,252)	(2,975)	(37,227)	437	—	437

Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)

Weighted average number of common shares outstanding — basic and fully diluted	328,544	(94,619)	233,925	254,168	(41,898)	212,270	177,736	(6,057)	171,679

Net loss per share — basic and fully diluted	$(5.85)	$(2.46)	$(8.31)	$(15.37)	$1.27	$(14.10)	$(4.76)	$(16.36)	$(21.12)

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
     Basic and diluted shares changed as a result of the rescission and return of shares issued in September 2005. See “Note 7 – Stockholders’ Equity” for a more detailed discussion. As a result, only 324,105 shares of Company common stock were outstanding at December 31, 2005. Outstanding options and warrants to purchase Company common stock were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.
     Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
							As
	As Previously			As Previously			Previously
	Reported	Adjustments	As Restated	Restated	Adjustments	As Restated	Restated	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)
Depreciation and amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	—	439
Non-cash interest expense	—	37,902	37,902	—	32,191	32,191	—	—	—
Non-cash consulting fees	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Non-cash stock compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
(Gain) Loss on extinguishment of debt	(7,634)	53,634	46,000	—	50,043	50,043	—	445,900	445,900
Impairment loss on assets	939,454	(237,951)	701,503	68,700	—	68,700	—	—	—
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts receivable	69,281	—	69,281	(73,281)	1,647	(71,634)	(1,205)	—	(1,205)
Other assets	40,124	(7,633)	32,491	665	(51,724)	(51,059)	(7,605)	—	(7,605)
Accounts payable	165,393	(23,749)	141,644	324,279	(88,338)	235,941	60,198	—	60,198
Accrued liabilities	38,610	137,396	176,006	461,348	(190,186)	271,162	132,643	(30,572)	102,071
Accrued interest	85,397	(7,573)	77,824	—	12,793	12,793	—	—	—

Net cash used by operating activities	(360,104)	71,149	(288,955)	(1,417,558)	(7,000)	(1,424,558)	(232,654)	—	(232,654)

Cash flows from investing activities
Purchase of fixed assets	(13,646)	—	(13,646)	(31,539)	9,470	(22,069)	(3,129)	—	(3,129)
Cash received in acquisition	—	—	—	20,662	—	20,662	—	—	—

Net cash used by investing activities	(13,646)	—	(13,646)	(10,877)	9,470	(1,407)	(3,129)	—	(3,129)

Cash flows from financing activities
Cash deficit	2,951	—	2,951	—	—	—	—	—	—
Payments on notes payable	(339,200)	90,600	(248,600)	(54,000)	(41,000)	(95,000)	(7,500)	—	(7,500)
Proceeds from notes payable	688,449	(97,704)	590,745	528,000	53,000	581,000	147,000	—	147,000
Proceeds from issuance of common stock, net of fees	—	(64,045)	(64,045)	857,423	(14,470)	842,953	210,000	—	210,000

Net cash provided by financing activities	352,200	(71,149)	281,051	1,331,423	(2,470)	1,328,953	349,500	—	349,500

Net increase in cash	(21,550)	—	(21,550)	(97,012)	—	(97,012)	113,717	—	113,717
Cash — beginning	21,550	—	21,550	118,562	—	118,562	4,845	—	4,845

Cash — ending	$—	$—	$—	$21,550	$—	$21,550	$118,562	$—	$118,562

Supplemental disclosures:
Interest paid	$—	$—	$—	$—	$—	$—	$—	$2,698	$2,698
Income taxes paid	$—	$—	$—	$—	$—	$—	$—	$—	$—

Number of shares issued for consulting services	64,890	(62,250)	2,640	22,192	(6,250)	15,942	10,300	—	10,300
Value of shares issued for consulting services	$137,680	$(100,000)	$37,680	$385,996	$(62,849)	$323,147	$390,400	$20,000	$410,400

Number of shares issued for employee services	—	500	500	—	6,250	6,250	181,014	990	182,004
Value of shares issued for employee services	$—	$2,500	$2,500	$—	$75,000	$75,000	$38,000	$2,345,951	$2,383,951

Number of shares issued for conversion of notes payable	—	7,000	7,000	634	—	634	9,559	(600)	8,959
Value of shares issued for conversion of notes payable	$—	$126,000	$126,000	$9,500	$10,133	$19,633	$137,500	$400,000	$537,500

Number of shares issued for acquisitions	—	16,000	16,000	16,667	—	16,667	—	—	—
Value of shares issued for acquisitions	$—	$288,000	$288,000	$600,000	$(124,196)	$475,804	$—	$—	$—

Number of shares issued for assets	25,000	(25,000)	—	100	—	100	2,084	(750)	1,334
Value of shares issued for assets	$450,000	$(450,000)	$—	$3,000	$—	$3,000	$48,500	$—	$48,500
     The Company has not amended, and does not intend to amend, its previously filed Quarterly Reports on Form 10-QSB for the quarterly periods in years 2005, 2004 and 2003; however, the Company has shown restated comparative financial statements for the quarterly periods in fiscal 2005 in the Quarterly Reports on Forms 10-QSB that it filed during fiscal year 2006, including this Quarterly Report on Form 10-QSB. For this reason, the consolidated financial statements and related financial information for the effected periods contained in those previously filed Quarterly Reports on 10-QSB should no longer be relied upon.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Push Down Accounting: See “Note 4 – New Basis of Accounting.”
Going Concern: These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, as a result of $3,000,000 in funding received on June 8, 2006 (see Notes 3 and 5), the Company has adequate resources to fund its operations until the conclusion of fiscal 2007 based on its current business plan. There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan.
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
Basis of Presentation: The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company, including DiscLive, Inc, which primarily conducts all of the Company’s operating activity. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
     The Company’s condensed consolidated balance sheet as of September 30, 2006 and condensed consolidated statements of operations and condensed consolidated statements of cash flow for:
(i)	the three months ended September 30, 2006;

(ii)	the period from January 1, 2006 to June 7, 2006;

(iii)	the period from June 8, 2006 to September 30, 2006; and

(iv)	the three and nine months ended September 30, 2005 (restated), are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal recurring nature, except as discussed above in “Note 1 – Restatement of Prior Years’ Consolidated Financial Statements” and below in “—Goodwill.” The results of operations for the periods presented in this Quarterly Report on Form 10-QSB are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or SEC, on July 18, 2006, and which should be read in conjunction with this Quarterly Report on Form 10-QSB.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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
Cash: Cash consists principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash. There were no cash equivalents at September 30, 2006.
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
Fixed Assets: At September 30, 2006, fixed assets are stated at their estimated fair market value based upon a valuation performed by an independent third-party, less depreciation and additions (valued at cost) from June 8, 2006 to September 30, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the fixed assets of the Company.

		Estimated Remaining	Accumulated	Net Book Value at
	Cost	Useful Lives	Depreciation	September 30, 2006
Transportation equipment	$30,810	Held for Sale	$—	$30,810

Computer equipment	40,063	1.5 years	3,993	36,070
Recording equipment	102,539	5 years	6,509	96,030
Office furniture and equipment	9,722	3 years	1,010	8,712

Total fixed assets	$152,324		$11,512	$140,812

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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
Intangible Assets: At September 30, 2006, intangible assets are stated at their estimated fair market value based upon a valuation performed by an independent third-party, less amortization from June 8, 2006 to September 30, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company.

		Estimated Remaining	Accumulated	Net at
	Cost	Useful Lives	Amortization	September 30, 2006
Trade name and trademarks	$29,100	5 years	$1,811	$27,289
Covenants not-to-compete	13,900	2 years	2,162	11,738

Total intangible assets	$43,000		$3,973	$39,027

     These assets will be amortized over their respective remaining useful lives described above, and the amounts will be evaluated each reporting period for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Revenue Recognition: DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00-10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.
     Revenues and costs of sales are as follows for the periods presented in the table below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005
		(restated)			(restated)
	(unaudited)		(unaudited)		(unaudited)
		(See Note 4)		(see Note 4)
			Successor	Predecessor
	Successor	Predecessor	June 8 - September 30	January 1 - June 7	Predecessor
Revenues	$7,235	$35,018	$26,975	$19,451	$111,814
Cost of sales	$12,709	$62,053	$20,181	$43,584	$114,658
Goodwill: Due to the application of “push down” accounting, goodwill of the predecessor has been eliminated and goodwill of the successor is the difference between the aggregate purchase price of the Series A Convertible Preferred Stock issued and sold by the Company and the fair market value of the assets and liabilities of the Company at the date of the issuance and sale of the Series A Convertible Preferred Stock. See “Note 4 –New Basis of Accounting.” Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing fair value of the single reporting unit to its carrying value. The Company estimates fair value using discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
the impairment review process, which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis. The entire goodwill balance is assigned to the Company’s sole reporting unit.
During the third quarter of 2006, the push down accounting treatment was reviewed as it relates to the 5% minority interest retained by the common stockholders. It was determined that the 5% minority interest should be carried at historical cost value. As such, our push down accounting treatment in the Radical transaction changed Additional Paid-In Capital and Goodwill, which were adjusted by $1,031,010.
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
Net Loss Per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding also was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock and warrants to purchase 37,425 shares of common stock outstanding at September 30, 2006, and options to purchase 11,000 shares of common stock and warrants to purchase 39,059 shares of common stock outstanding at September 30, 2005, were not included in the computation of diluted loss per share, as the effect of including the options and warrants in the calculation would be anti-dilutive.
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
NOTE 3 – CHANGE IN CONTROL AND SERIES A CONVERTIBLE PREFERRED STOCK
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
     The Company issued 4,392,286 shares of Series A Convertible Preferred Stock at a per share price of $0.68 to Radical Holdings LP for cash proceeds of $3,000,000. The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. The Company recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds or the beneficial conversion feature of $123,321,622.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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
     Investor’s Rights Agreement. In connection with, and as a condition to, the purchase and sale of the Series A Convertible Preferred Stock, the Company, Radical, Zach Bair and Paul Marin entered into an Investor’s Rights Agreement. The Investor’s Rights Agreement grants Radical certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected. The Investor’s Rights Agreement also grants Radical rights of first refusal to purchase any or all of the securities of the Company that Messrs. Bair or Marin propose to sell or otherwise transfer on the same terms and conditions as the proposed sale or transfer by them. In addition, the Investor’s Rights Agreement provides that Messrs. Bair and Marin are prohibited from selling or otherwise transferring any securities of the Company owned by them for a period of three years. After three years, they can sell or otherwise transfer only half of the securities owned by them. If, however, Messrs. Bair or Marin is terminated for a reason other than cause, upon his termination he can sell a total of 10% of the securities owned by him in any given month. Further, in the Investor’s Rights Agreement, the Company covenanted with Radical to certain matters, including, the protective provisions described above. Pursuant to a Stock Purchase Agreement, dated October 13, 2006, by and among the Company, Radical and Mr. Bair, Radical and the Company agreed to release Mr. Bair from certain of his obligations, which include his obligations under the Investor’s Rights Agreement (See “Note 12 – Subsequent Events”).

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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
NOTE 4 – NEW BASIS OF ACCOUNTING
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
The increases in net loss due to higher levels of depreciation and amortization from the increase in the depreciable and amortizable basis of fixed assets and intangible assets, as applicable, were offset in cash used in operations by corresponding non-cash adjustments.
     Due to the impact of the changes resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flow presentations separate the Company’s 2006 results and cash flows into two periods: (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and (2) the period beginning on June 8, 2006 utilizing the new basis of accounting. The results and cash flows are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
     During the third quarter of 2006, the push down accounting treatment was reviewed as it relates to the 5% minority interest retained by the common stockholders. It was determined that the 5% minority interest should be carried at historical cost value. As such, our push down accounting treatment in the Radical transaction changed Additional Paid-In Capital and Goodwill, which were adjusted by $1,031,010.
NOTE 5 – GOING CONCERN
     As shown in the accompanying financial statements, as of September 30, 2006, the Company has an accumulated deficit of $118,973. For the nine months ended September 30, 2006, the accumulated deficit balance represents 115 days of activity, including a gain on extinguishment of debt of $69,219 and is not indicative of expected future results. Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.
     Prior to the issuance and sale of the Series A Convertible Preferred Stock, the Company had been attempting to raise adequate capital to be able to continue its operations and implement its business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the second half of 2005 and the first five months of 2006, management of the Company took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided the Company with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to the Company by Radical and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have $800,000 of operating funds, which management anticipates will sustain the Company’s operations until the conclusion of fiscal 2007. At the end of fiscal 2007, the Company will be required to obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operations.
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
NOTE 6 – ASSET ACQUISITION
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
SEPTEMBER 30, 2006
(Unaudited)

Equipment	$288,998
Intellectual property	237,781
Accounts payable	(13,973)
Note payable due to bank	(24,806)
Note payable – commercial vehicle	(80,000)
Note payable – sellers	(120,000)

Net fair market value	$288,000

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
NOTE 7 – STOCKHOLDERS’ EQUITY
     The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. Of the preferred stock, 4,392,286 shares have been designated as Series A Convertible Preferred Stock. All shares of common stock issued prior to June 6, 2006, are subject to preemptive rights, which entitle the holder of that common stock to purchase additional shares of common stock with respect to issuances of common stock, or any security convertible into shares of common stock, prior to June 6, 2006 in certain circumstances.
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
     During 2005, the Company issued 2,640 shares of its common stock for consulting services. The fair market value of those shares was determined to be $37,680 as of the measurement dates and was charged to consulting expense accordingly.
     During 2005, the Company issued 500 shares of its common stock to employees for services rendered. The fair market value of the underlying shares was determined to be $2,500 on the respective grant dates, as no further services were required by the employees.
     On February 28, 2005, the Company issued 16,000 shares of its common stock in exchange for certain assets acquired and the liabilities assumed from Moving Records, LLC. Additionally, in connection with the asset purchase, the Company issued 7,000 shares of its common stock in exchange for the extinguishment of the note payable for the commercial vehicle in the amount of $80,000. See the discussion of the Moving Records, LLC transaction in Note 6 above.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
     On June 7, 2006, pursuant to agreements with holders of instruments evidencing Company indebtedness, the Company issued an aggregate of 42,040 shares of Company common stock upon conversion of $525,500 aggregate principal amount of that indebtedness. The fair market value of the common stock was determined to be $636,640 on the commitment date, which resulted in a loss on extinguishment of debt of $43,056.
     On June 7, 2006, pursuant to an Agreement, Settlement and Release with each of Jess Morgan & Company, or Jess Morgan, and Phil McMorrow, the Company issued 98,783 and 9,879 shares of Company common stock to Jess Morgan and Mr. McMorrow, respectively. Jess Morgan and Phil McMorrow agreed, upon receipt of those shares, to terminate all agreements, other than the warrant, between it and the Company, including, without limitation, the Proposal of Terms and a letter agreement regarding operation guidelines, and forever waive and release any and all rights, claims and other matters that Jess Morgan or Phil McMorrow may have. The shares were valued using the fair market value of Company common stock on the date of issuance and was recorded as Additional Paid in Capital.
     On June 8, 2006, the Company issued and sold 4,392,286 shares of Series A Convertible Preferred Stock to Radical Holdings LP for an aggregate cash purchase price of $3,000,000. See “Note 3 – Change in Control and Series A Convertible Preferred Stock” above.
NOTE 8 – WARRANTS AND OPTIONS
Warrants to Purchase Common Stock:
     The following table summarizes the information with respect to warrants for the nine months ended September 30, 2006 and 2005:

	2006		2005
	Number of		Number of
	Shares	Weighted	Shares	Weighted
	Underlying	Average	Underlying	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance, beginning of year	38,759	$23.51	45,559	$34.37

Warrants granted	—	—	—	—
Warrants expired	1,334	30.00	6,500	100.00
Warrants exercised	—	—	—	—

Balance, September 30	37,425	$23.28	39,059	$23.45

Exercisable, September 30	37,425	$23.28	39,059	$23.45

Shares Underlying
	Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
September 30, 2005	$15.00 - 75.00	39,059	1.5 years	$23.45	39,059	$23.45
September 30, 2006	$20.00-75.00	37,425	0.5 years	$23.28	37,425	$23.28

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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
     The following table summarizes the information with respect to stock options for the nine months ended September 30, 2006 and 2005:

	2006		2005
	Number of		Number of
	Shares	Weighted	Shares	Weighted
	Underlying	Average	Underlying	Average
	Options	Exercise Price	Options	Exercise Price
Balance, beginning of year	11,000	$35.45	4,500	$65.00

Options granted	—	—	6,500	15.00
Options expired	9,375	39.00	—	—
Options exercised	—	—	—	—

Balance, September 30	1,625	$15.00	11,000	$35.45

Exercisable, September 30	1,625	$15.00	5,403	$56.65

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
September 30, 2005	$15.00-65.00	11,000	1.8 years	$35.45	5,403	$56.65
September 30, 2006	$15.00	1,625	1.6 years	$15.00	1,625	$15.00
NOTE 9 – NOTES PAYABLE
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
     Effective January 31, 2006, the Company made an Amended and Restated Consolidated Secured Convertible Promissory Note in the aggregate principal amount of $330,749 in favor of a noteholder. This note revised the conversion terms of the Secured Convertible Promissory Notes previously made by the Company in favor of the noteholder and consolidated all of the Secured Convertible Promissory Notes previously made by

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
the Company in favor of the noteholder and advances to the Company previously made by the noteholder. The commitment date was determined to be the date the Amended and Restated Consolidated Secured Convertible Promissory Note was executed, or April 7, 2006. The fair market value of the revised conversion option on the commitment date was $16.00 per share. The conversion was measured as of the commitment date, but not recorded until the conversion contingency was satisfied.
     On June 7, 2006, the Company issued 42,040 shares of its common stock upon the conversion of $525,500 aggregate principal amount of outstanding indebtedness at a conversion price of $12.50 per share as follows:

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

     These noteholders waived all accrued and unpaid interest on this outstanding principal indebtedness. The fair market value of Company common stock on the date of conversion of the Secured Convertible Promissory Notes was $14 per share. As a result of the conversion, $43,056 was recorded as a loss on conversion of debt in the financial statements. The loss was calculated as the difference between the fair market value, as determined on the respective commitment dates, of the common stock and the principal and interest converted in the transaction. The remaining principal balance on these notes of $55,249 was paid during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP.
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
     At September 30, 2006, $100,000 of principal remains outstanding on a promissory note bearing interest at 7% per annum that was due April 1, 2006. The noteholder has agreed to waive all accrued and unpaid interest on this note. This note was repaid in full by the Company on October 13, 2006 (See “Note 12 – Subsequent Events”).
NOTE 10 – ACCOUNTS PAYABLE
     The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.
     The Company has negotiated reductions and settled with certain accounts payable vendors. The settlements resulted in a reduction of accounts payable of $140,525 for the predecessor period ended June 7, 2006. This amount was primarily related to legal and consulting expenses incurred in prior years. The settlements were recorded in the financial statements upon acceptance of payment in full by the vendors.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
NOTE 11 – INCOME TAXES
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
     The following table presents the components of the deferred tax asset and liability at September 30, 2006:

Deferred Tax Asset:
Net operating loss — acquired	$2,670,000
Net operating loss — Successor	118,657
Valuation allowance	(2,724,193)

Deferred tax asset, net	$64,464

Deferred Tax Liability:
Depreciation	$49,844
Amortization	14,620

$64,464

NOTE 12 – SUBSEQUENT EVENTS
     On October 13, 2006, the Company repaid the remaining outstanding promissory note, which had a principal balance of $100,000. The noteholder agreed to waive all accrued and unpaid interest on this note.
     On October 13, 2006, the Company, Radical Holdings LP and Zach Bair entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, whereby Radical Holdings LP purchased 110,618 shares of Company common stock owned by Mr. Bair for an aggregate purchase price of $221,236, or $2.00 per share of Company common stock. Mr. Bair previously issued a warrant to purchase 1,336 shares of Company common stock owned by him to a third-party, which expires on February 19, 2007. Pursuant to the Stock Purchase Agreement, Radical Holdings LP has the right, but not the obligation, to purchase from Mr. Bair any shares of Company common stock that are not acquired by the third-party pursuant to that warrant at a purchase price of $2.00 per share. The last reported transaction in Company common stock on October 13, 2006 by the Over-the-Counter Bulletin Board was $2.00 per share. As a result of this transaction and as of October 13, 2006, Radical Holdings LP beneficially owns approximately 96% of the outstanding securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Further, the Stock Purchase Agreement provides that the Company and Radical Holdings LP shall release Mr. Bair, and Mr. Bair shall release the Company and Radical Holdings LP, from, among other things, any and all actions, liabilities, obligations and damages arising prior to October 13, 2006; provided, however, Mr. Bair is not released in any manner from any stockholder derivative litigation and any obligations under that certain Agreement of Waiver, dated as of May 1, 2006, by and between the Company and Mr. Bair. A copy of the Stock Purchase Agreement was attached as Exhibit 10.19 to a Current Report on Form 8-K filed by the Company with the SEC on October 18, 2006.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
     On October 16, 2006, the Company identified additional non-essential assets with a net book value of $11,492 to be held for sale in the fourth quarter of 2006. The Company began selling these assets and will continue to dispose of them. The Company anticipates using the proceeds from the sale of these assets to purchase new equipment to utilize in its operations.
     A trailer owned by the Company that was being stored in Mankato, Minnesota was reported missing to the police department on October 25, 2006. This asset is currently recorded on the balance sheet as an asset held for sale at a value of $5,810. In the event the trailer is not recovered in the fourth quarter of 2006, the Company anticipates that it will write-off this asset at the end that period.
     On October 27, 2006, the Company sold the truck that was previously held for sale to a third-party for $25,000 cash. The truck was valued at $25,000 on the balance sheet, resulting in zero gain.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2006
(Unaudited)
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
          The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB. Additionally, MD&A should be read in conjunction with our Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2005. MD&A includes the following sections:
•	Recent Developments – a description of important events that have recently occurred.

•	Our Business – a general description of our business; our objective, our areas of focus; and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review – an analysis of our consolidated results of operations for the periods presented in our condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB.

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
Recent Developments
     On September 12, 2006, we dismissed Beckstead and Watts, LLP as our independent registered public accounting firm. On September 13, 2006, we engaged KBA Group LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006 and the interim periods following the engagement of KBA Group LLP.
     On October 13, 2006, Radical Holdings LP, Zach Bair and we entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, whereby Radical Holdings LP purchased 110,618 shares of Company common stock owned by Mr. Bair for an aggregate purchase price of $221,236, or $2.00 per share of Company common stock. Mr. Bair previously issued a warrant to purchase 1,336 shares of Company common stock owned by him to a third-party, which expires on February 19, 2007. Pursuant to the Stock Purchase Agreement, Radical Holdings LP has the right, but not the obligation, to purchase from Mr. Bair any shares of Company common stock that are not acquired by the third-party pursuant to that warrant at a purchase price of $2.00 per share. The last reported transaction in Company common stock on October 13, 2006 by the Over-the-Counter Bulletin Board was $2.00 per share. As a result of this transaction and as of October 13, 2006, Radical Holdings LP beneficially owns approximately 96% of the outstanding securities of the Company entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Further, the Stock Purchase Agreement provides that Radical Holdings LP and we shall release Mr. Bair, and Mr. Bair shall release Radical Holdings LP and us, from, among other things, any and all actions, liabilities, obligations and damages arising prior to October 13, 2006; provided, however, Mr. Bair is not released in any manner from any stockholder derivative litigation and any obligations under that certain Agreement of Waiver, dated as of May 1, 2006, by and between Mr. Bair and us.
     On October 16, 2006, we identified additional non-essential assets with a net book value of $11,492 to be held for sale in the fourth quarter of 2006. We began selling these assets and will continue to dispose of them. We anticipate using the proceeds from the sale of these assets to purchase new equipment to utilize in operations.

     A trailer owned by us that was being stored in Mankato, Minnesota was reported missing to the police department on October 25, 2006. This asset is currently recorded on the balance sheet as an asset held for sale at a value of $5,810. In the event the trailer is not recovered in the fourth quarter of 2006, we anticipate that we will write-off this asset at the end that period.
     On October 27, 2006, we sold the truck that was previously held for sale to a third-party for $25,000 cash. The truck was valued at $25,000 on the balance sheet, resulting in zero gain.
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
     DiscLive has recorded live events for Cooder Graw, dada, Thirty Seconds to Mars, the Toadies, Flyleaf, the Pixies, The Fixx and Vertical Horizon, among others. During the three and nine months ended September 30, 2006, we recorded four live events, one of which was a music festival, and 14 live events, respectively. We sold, or delivered under contract, approximately 215 and 2,000 recordings of those events and prior events during the three and nine months ended September 30, 2006, respectively.
     History of Operating Losses
     The following table presents our net loss and cash provided by, and used in, operating activities for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005
		(restated)			(restated)
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
		(see Note 4)		(see Note 4)
			Successor	Predecessor
	Successor	Predecessor	June 8 - September 30	January 1 - June 7	Predecessor
Net loss	$(140,351)	$(236,642)	$(118,873)	$(458,485)	$(915,067)
Net cash (used in) provided by operating activities	$(549,145)	$17,757	$(900,059)	$(300,516)	$(223,093)
     Our net loss during the period from June 8, 2006 to September 30, 2006, includes a gain on extinguishment of debt of $69,219. Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operation activities.
     The reports of our previous independent registered public accounting firm on our financial statements for the years ended December 31, 2005 (restated) and 2004 (restated), included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
     We funded our operations during the three and nine months ended September 30, 2006, primarily from the proceeds generated by the sale of the Series A Convertible Preferred Stock. Prior to closing the Series A transaction, we borrowed $347,000 aggregate principal amount from Radical Holdings LP to cover operations and repay indebtedness. These borrowings were credited in full towards the aggregate purchase price of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.

     Our Objective
     Our objective is to utilize our assets — brand name, unique concept and people — to increase live recordings and sales of those recordings. Our vision to achieve that objective includes:
•	Increase in Recordings: Market and expand our services to a number of different live events, including those other than concerts, in order to increase the sales of our product.

•	Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently. We are refining our strategy on the deployment of assets to record live events in order to make most efficient use of those assets, while reducing costs. In that regard, we have reconfigured certain of our equipment and purchased additional equipment to decrease transportation expense. Additionally, we believe by expanding our services outside of concert recordings that we can more effectively maximize profit by reducing sales risk.
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
     Realizing on Our Business Plan and Potential. Our management is now directing all of its attention to implementing the business plan and to operations rather than attempts to secure additional funding to continue operations with the consummation of the transaction evidenced by the Purchase Agreement. We further believe that our existing employees, together with our new employees, will be able to better market our products, expend more time analyzing and procuring contracts to record live events and better manage costs and assets in performing under those contracts.
     Disposing of Non-Essential Assets and the Acquisition of New Equipment. We have identified, and continue to identify, assets that are non-essential or inefficient to our business. These assets are classified in the financial statements as Assets Held for Sale. We have sold and identified for sale certain of those non-essential or inefficient assets. Utilizing the proceeds from the sale of those assets, we have purchased, and will continue to purchase, new equipment that improves the efficiency of our business and the quality of our product, as well provide us more flexibility with our product offerings.
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
     Obtaining Contracts to Record Live Content that are Profitable. While obtaining contracts to record live events creates challenges in itself, our ability to obtain contracts to record live events that generate sufficient sales of our products is even more challenging. Prior to entering into recording contracts, we perform an analysis of the costs to be incurred and the amount of our product that we estimate will be sold. These analyses contain many assumptions, many of which are beyond our control. If our analysis of a number of recording contracts proves to be incorrect, we will not generate sufficient cash from our operating activities to sustain operations and, therefore, will require additional funding to continue our business. We are also implementing and exploring various measures to minimize our sales risk.

     Maintaining a Quality Product. Our product is relatively new and continues to evolve. In early 2004, the speed of compact disc duplicators increased to a point where our product could be produced efficiently. As technology improves and better quality recordings are necessary, we will be required to improve our products to maintain a market for our products and compete with our competitors. In that regard, we have purchased, and will continue to purchase, newer equipment that will operate more efficiently and provide a better quality product.
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
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Non-Current Assets. The Company has certain non-current assets. Management considers the useful life of the assets on an annual basis and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically its value in use. If the value in use of a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement.

•	Goodwill. Management evaluates goodwill for impairment on an annual basis or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using discounted cash flows. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis.

•	Convertible Securities. From time to time, we issue convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	New Basis of Accounting. As a result of a 95% change in control of the Company, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to the Company based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports as well as our internal judgments based on the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.
•	Revenue Recognition. DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00-10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.
     While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements commencing on page 12.
Operations Review
     As a result of the push down accounting adjustments described in “Note 4—New Basis of Accounting,” the activity for the period June 8, 2006 through September 30, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005. For the post-push down period, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (restated)

	For the Three Months Ended
	September 30,
	2006	2005
		(restated)
	(unaudited)	(unaudited)
		(see Note 4)
	Successor	Predecessor
Revenues	$7,235	$35,018
Cost of sales	12,709	62,053

Gross Margin	(5,474)	(27,035)
Gross Margin Percentage	(76)%	(77)%
General and administrative expenses	15,322	34,976
Consulting services	5,995	8,636
Professional fees	35,547	6,783
Salaries and benefits	67,227	24,421
Non-cash stock compensation	—	2,500
Depreciation and amortization	12,624	78,897

Net operating loss	$(142,189)	$(183,248)
Interest income (expense), net	1,838	(53,394)

Net loss	$(140,351)	$(236,642)

Weighted average number of common shares outstanding — basic and fully diluted	474,807	324,078

Basic and diluted loss per common share attributable to common stockholders	$(0.30)	$(0.73)

     Revenues. Revenues for the three months ended September 30, 2006 and 2005 are related to the sale of recordings made of four and thirty live events, respectively.
     We expect revenues in the fourth quarter of 2006 to be flat or lower, as we do not currently have any live events under contract. We are actively pursuing three live events scheduled for the fourth quarter of 2006.
     Cost of Sales. Cost of sales was $12,709 for the three months ended September 30, 2006, as compared to $62,053 for the three months ended September 30, 2005, which decrease resulted from fewer live events recorded and product produced. Gross margin percentage remained relatively consistent at (76)% and (77)% for 2006 and 2005, respectively.
     We expect costs of sales to increase if our revenues increase; however, we continue to evaluate and implement plans to reduce the costs associated with our products, which we anticipate will offset a portion of any increase in cost of sales.
     General and Administrative Expense. The decrease in general and administrative expense for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is attributable to a reduction in expenses, including advertising, casual labor, insurance, travel, rent and utilities.
     We anticipate that general and administrative expense will remain the same over the next three months; however, we may incur additional costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and may be required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.

     Consulting Services. During the remainder of the 2006 fiscal year, consulting services expense will decrease, as we have completed a majority of the repairs to our information systems and equipment.
     Professional Fees. The increase in professional fees is attributable to the fees incurred in connection with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, together with the legal fees for the consummation of the Series A Convertible Preferred Stock transaction.
     We anticipate that professional fees for the remainder of year 2006 will decrease due to the completion of the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003 and the consummation of the Series A Convertible Preferred Stock transaction . The decrease will, however, be offset in part by anticipated increases in audit fees, fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we ramp up our operations.
     Salaries and Benefits. Salaries and benefits increased as the result of the employment contracts entered into with our officers in March 2006, the addition of new employees and the retention of benefit plans. Salaries and benefits will be approximately $73,000 for the remainder of 2006, which has been reduced from prior reported amounts due the resignation of Zach Bair from all positions with the Company.
     Depreciation and Amortization. This decrease is attributable to the impairment of fixed assets and intangible assets recognized at December 31, 2005, which was offset by the step-up in basis resulting from the application of “push down” accounting.
     Interest. Interest expense decreased as a result of the conversion of notes payable on June 7, 2006 and the subsequent repayment of notes payable during June 2006. Interest income for the three months ended September 30, 2006 represents interest earned on cash balances.
     Income Taxes. There was no Federal income tax expense recorded for the three months ended September 30, 2006 or 2005, due to a net loss in each period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (restated)

	For the Nine Months Ended
	September 30,
	2006		2005
			(restated)
	(unaudited)		(unaudited)
		(see Note 4)
	Successor	Predecessor
	June 8 - September 30	January 1 - June 7	Predecessor
Revenues	$26,975	$19,451	$111,814
Cost of sales	20,181	43,584	114,658

Gross Margin	6,794	(24,133)	(2,844)
Gross Margin Percentage	25%	(124)%	(3)%
General and administrative expenses	20,781	34,903	174,915
Consulting services	5,995	—	26,847
Professional fees	55,806	328,347	76,203
Salaries and benefits	98,752	89,130	167,657
Non-cash stock compensation	—	3,410	54,501
Non-cash consulting expense	—	—	37,680
Depreciation and amortization	15,491	2,755	196,612
(Gain) loss on extinguishment of debt	(69,219)	43,056	46,000
Gain on settlement of accounts payable	—	(140,525)	—

Net operating loss	$(120,812)	$(385,209)	$(783,259)
Interest income (expense), net	1,839	(73,276)	(131,808)

Net loss	$(118,973)	$(458,485)	$(915,067)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	(3,000,000)	—	—

Net loss attributable to common stockholders	$(3,118,973)	$(458,485)	$(915,067)

Weighted average number of common shares outstanding — basic and fully diluted	388,140	388,140	318,089

Basic and diluted loss per common share attributable to common stockholders	$(8.04)	$(1.18)	$(2.88)

     Revenues. The decrease in revenues is attributable to fewer live events recorded, and correspondingly fewer product sales, during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.
     We expect revenues in the fourth quarter of 2006 to be flat or lower, as we do not currently have any live events under contract, which will result in lower revenues for the fiscal year 2006 as compared to 2005. We are actively pursuing three live events scheduled for the fourth quarter of 2006 but cannot be certain that we will be able to contract any of the three.
     Cost of Sales. Costs of sales decreased due to the decrease in the number of live events recorded, and a corresponding lower number of product sales, in the nine months ended September 30, 2006 (14 live events; approximately 2000 units), as compared to the nine months ended September 30, 2005 (36 live events; approximately 3500 units).
     We expect costs of sales to increase if our revenues increase; however, we continue to evaluate and implement plans to reduce the costs associated with our products, which we anticipate will offset a portion of any increase in cost of sales.

     General and Administrative Expense. The decrease in general and administrative expense for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is attributable to the reduction of rent for office space, a decrease in advertising expense, a decrease in travel and other measures we undertook to reduce operations due to a lack of sufficient operating funds.
     We anticipate that general and administrative expense will remain the same over the next three months; however, we may incur additional costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and may be required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.
     Consulting Services. The decrease in consulting services expense is the result of the termination of all our prior consultants, which was offset by the retention of consultants to design and implement information systems and repair equipment. During the remainder of the 2006 fiscal year, consulting services expense will decrease, as we have completed a majority of the repairs to our information systems and equipment.
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
     Salaries and Benefits. Salaries and benefits increased slightly from the prior period primarily from the employment contracts entered into with our officers in March 2006, the addition of new employees and the retention of benefit plans. Salaries and benefits will be approximately $73,000 for the remainder of 2006, which has been reduced from prior reported amounts due the resignation of Zach Bair from all positions with the Company.
     Depreciation and Amortization. This decrease is attributable to the impairment of fixed assets and intangible assets recognized at December 31, 2005, which was offset by the step-up in basis resulting from the application of “push down” accounting.
     Loss on Extinguishment of Debt. This relates to the conversion of certain notes payable into Company common stock upon consummation of the Radical transaction.
     Gain on Settlement of Accounts Payable. This amount results from the discounts that we negotiated and settled during the period on certain outstanding accounts payable. The amount recorded in accounts payable represents the current amounts outstanding per invoices received from vendors.
     Interest Expense. Interest expense was lower as a result of a decrease in notes payable outstanding during the nine months ended September 30, 2006, as compared to the same period in 2005.
     Income Taxes. There was no Federal income tax expense recorded for the three months ended September 30, 2006 or 2005, due to a net loss in each period.

Liquidity and Capital Resources and Financial Position
     Prior to the issuance and sale of the Series A Convertible Preferred Stock, we had been attempting to raise adequate capital to be able to continue our operations and implement our business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due the lack of adequate funds in the second half of 2005 and the first five months of 2006, our management took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 funds previously loaned to us by Radical and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, accounts payable and indebtedness. After satisfying all of our liabilities, our management estimates that we will have $800,000 of operating funds, which management anticipates will sustain our operations until the conclusion of fiscal 2007. At the end of fiscal 2007, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we undertaking various plans and measures, which we believe will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.
     As a result of the push down accounting adjustments described in “Note 4—New Basis of Accounting” above, the activity for the period June 8, 2006 through September 30, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005.
     Operating Activities. Cash used in operations was $549,145 for the three months ended September 30, 2006. Cash provided by operations was $17,757 for the three months ended September 30, 2005. The increase in cash used in operations is primarily attributable to the payment of accounts payable and accrued liabilities. Payment of these amounts was deferred during 2005 due to the lack of funds.
     Cash used in operations was $900,059 and $300,516 for the post-push down and pre-push down periods, respectively, in the nine months ended September 30, 2006, as compared to $223,093 of cash used in operations for the nine months ended September 30, 2005. The additional cash used in operations is attributable to the payment of a large portion of outstanding accounts payable and accrued liabilities. Payment of these amounts was deferred in 2005 due to the lack of funds.
     Investing Activities. Cash used in investing activities was $22,645 for the three months ended September 30, 2006. There were no investing activities for the three months ended June 30, 2005. The cash used in investing activities during 2006 consisted of upgrades and enhancements to the Company’s website.
     Cash used in investing activities was $22,645 for the post-push down period and $2,476 for the pre-push down period during the nine months ended September 30, 2006. There were no investing activities for the nine months ended September 30, 2005. The cash used in investing activities during 2006 consisted primarily of upgrades and enhancements to the Company’s website.
     Financing Activities. Cash used by financing activities was $12,445 for the three months ended September 30, 2005. There were no financing activities for the three months ended September 30, 2006. The 2005 activities consisted primarily of legal fees for the issuance of equity securities offset by proceeds from notes payable.

     Cash from financing activities was $2,124,851 for the post-push down period and $331,345 for the pre-push down period in the nine months ended September 30, 2006. Cash from financing activities was $206,855 for the nine months ended September 30, 2005. The increase from 2005 is attributable to the issuance and sale of the Series A Convertible Preferred Stock to Radical that resulted in proceeds of $2,653,000. This increase was offset by the repayment of $528,149 of notes payable in the post-push down period.
     Indebtedness
     At September 30, 2006, notes payable consisted of a promissory note for $100,000 that was due on April 1, 2006 and bears interest at seven percent per year. This noteholder has agreed to waive all accrued and unpaid interest. The Company repaid this promissory note in full on October 13, 2006 (See “Note 12 – Subsequent Events”).
     Contractual Obligations and Commercial Commitments
     The following table highlights, as of September 30, 2006, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Short-Term Debt (1)	$100,000	$100,000	—
Lease	10,000	10,000	—

Total:	$110,000	$110,000	—

(1)	This noteholder has agreed to waive any and all accrued but unpaid interest on this note. This note was repaid in full on October 13, 2006.
     Liquidity
     We will utilize approximately $125,000 of funds to operate our business at the desired level during the remainder of 2006, which does not include payment of any accrued liabilities related to royalties, mechanicals, sales tax, or payroll tax. We presently do not generate sufficient cash from operations to fund our operating activities and, until the issuance and sale of the Series A Convertible Preferred Stock, limited operations to that which we deemed to be critical.
     We believe that the funds received from the consummation of the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business until the conclusion of fiscal 2007. At the end of fiscal 2007, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we undertaking various plans and measures, which we believe will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.
Item 3. Controls and Procedures
     Our chief executive officer and president are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for the Company. Accordingly, our chief executive officer and president designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to our chief executive officer and president by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10-KSB. Based upon the evaluation for the period ended September 30, 2006, for the reasons described below, our chief executive officer and president concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Report (September 30, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this Report on Form 10-QSB fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
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
Limitations on the Effectiveness of Controls
     Our management, including our chief executive officer and president, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
     The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Date: November 14, 2006	IMMEDIATEK, INC.
a Nevada corporation

	By:	/s/ PAUL MARIN

	Name:	Paul Marin
	Title:	President and Secretary
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