Form 10QSB/A
period 2006-06-30
IMMEDIATEK INC
filed 2006-11-22
CIK 1084182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of June 30, 2006 and November 17, 2006, the issuer had 474,807 shares of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IMMEDIATEK, INC.

Page
Explanatory Note	1
Introduction	2
Forward-Looking Statements	3
Part I – Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheet at June 30, 2006 (restated) (unaudited)	4
Condensed Consolidated Statements of Operations for the period from April 1, 2006 to June 7, 2006 (restated) (unaudited), the period from June 8, 2006 to June 30, 2006 (unaudited), the period from January 1, 2006 to June 7, 2006 (restated) (unaudited) and the three and six months ended June 30, 2005 (restated) (unaudited)	5
Condensed Consolidated Statements of Cash Flow for the period from April 1, 2006 to June 7, 2006 (restated) (unaudited), the period from June 8, 2006 to June 30, 2006 (unaudited), the period from January 1, 2006 to June 7, 2006 (restated) (unaudited) and the three and six months ended June 30, 2005 (restated) (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	27
Item 3. Controls and Procedures	38
Part II – Other Information	39
Item 6. Exhibits	39
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Pursuant to Section 906

i

EXPLANATORY NOTE
This Quarterly Report on Form 10-QSB/A (Amendment No. 1) for the quarterly period ended June 30, 2006, amends and supersedes the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006, filed by Immediatek, Inc. on August 14, 2006. This Quarterly Report on Form 10-QSB/A (Amendment No. 1) is being filed to, among other items, correct the commitment date used to measure the fair market value of a certain note entered into on April 7, 2006 and converted on June 7, 2006 (See “Notes to Condensed Consolidated Financial Statements – Note 9 — Notes Payable”) and to correct the calculation of the historical cost of the minority interest as a result of push down accounting (See “Notes to Condensed Consolidated Financial Statements – Note 4 — New Basis of Accounting”). This Quarterly Report on Form 10-QSB/A (Amendment No. 1) continues to speak as of the date of the original filing of the Quarterly Report on Form 10-QSB and Immediatek, Inc. has not updated the disclosure in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) to speak as of any later date.

INTRODUCTION
     Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) to the “Company,” “Immediatek,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiary, DiscLive, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc.
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
Reverse Stock Split
     At the close of business on June 6, 2006, the Company effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional shares were rounded up to the next whole number. Accordingly, all references in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) to numbers of shares of Company common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split.
New Basis of Accounting
     As a result of the change in control of Immediatek by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, we have “pushed down” our basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:
•	adjustments to our fixed assets to reflect a step-up in basis of those assets;

•	the recording of a value for our trade names, trade marks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of a value for assets held for sale;

•	the recording of a value for our deferred tax asset and liability; and

•	a decrease in additional paid-in capital from these adjustments.

The primary changes to the statements of operations are:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-QSB/A (Amendment No. 1) and the materials incorporated by reference into this Quarterly Report on Form 10-QSB/A (Amendment No. 1) include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as we “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) continue to speak as of the date of the original filing of the Quarterly Report on Form 10-QSB. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our utilization of funds received in a manner that is accretive;

•	our ability to generate sufficient funds from operating activities to fund our operations;

•	our ability to obtain a sufficient number of contracts to record live content;

•	changes in anticipated levels of sales of our products;

•	competition, including competition from a substantial competitor that possesses greater resources, both financially and in the industry, than we do;

•	dependence on third party manufacturers and contractors;

•	changes in technology that may make our products less attractive or obsolete;

•	the development of new products or innovations by our competitors;

•	difficulties in developing and marketing new products; and

•	changes in conditions affecting the economy generally.
     For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements
Immediatek, Inc.
Condensed Consolidated Balance Sheet

June 30, 2006
(restated)
(unaudited)
Assets

Current assets:
Cash	$1,802,290
Accounts receivable	4,145
Prepaid expenses and other current assets	10,000

Total current assets	1,816,435

Fixed assets, net	127,600
Assets held for sale	30,810
Intangible assets, net	42,220
Goodwill	1,765,493
Deferred tax asset, net	64,464

Total Assets	$3,847,022

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$415,685
Accrued liabilities	328,709
Accrued interest	10,925
Convertible notes payable	100,000

Total current liabilities	855,319

Deferred tax liability	64,464

Total Liabilities	$919,783

Series A Convertible Preferred Stock (conditionally redeemable) — 4,392,286 authorized, issued and outstanding; $0.001 par value redemption/liquidation value $0.68	$3,000,000

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 474,807 shares issued and outstanding	475
Additional paid-in capital (deficit)	(94,614)
Retained earnings	21,378

Total Stockholders’ Deficit	(72,761)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$3,847,022

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
		(restated)	(restated)		(restated)	(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor
Revenues	$19,740	$2,425	$56,000	$19,740	$19,451	$76,795
Cost of sales	7,472	24,645	30,196	7,472	43,584	52,606

Gross Margin	12,268	(22,220)	25,804	12,268	(24,133)	24,189

Expenses:
General and administrative expenses	5,459	17,656	19,297	5,459	34,903	139,939
Consulting services	—	—	—	—	—	18,210
Professional fees	20,259	208,133	31,504	20,259	328,347	69,420
Salaries and benefits	31,524	59,726	68,817	31,524	89,130	143,235
Non-cash stock compensation	—	—	16,197	—	3,410	52,001
Non-cash consulting expense	—	—	—	—	—	37,680
Depreciation and amortization	2,867	1,418	78,673	2,867	2,755	117,715
(Gain) loss on extinguishment of debt	(69,219)	43,056	—	(69,219)	43,056	46,000
Gain on settlement of accounts payable	—	(91,894)	—	—	(140,525)	—

Total expenses	(9,110)	238,095	214,488	(9,110)	361,076	624,200

Net operating income (loss)	$21,378	$(260,315)	$(188,684)	$21,378	$(385,209)	$(600,011)

Other expense:
Interest expense, net	—	(35,244)	(43,614)	—	(73,276)	(78,414)

Net income (loss)	$21,378	$(295,559)	$(232,298)	$21,378	$(458,485)	$(678,425)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	(3,000,000)	—	—	(3,000,000)	—	—

Net loss attributable to common stockholders	$(2,978,622)	$(295,559)	$(232,298)	$(2,978,622)	$(458,485)	$(678,425)

Weighted average number of common shares outstanding — basic and fully diluted	466,435	466,435	309,373	394,877	394,877	309,373

Basic and diluted loss per common share attributable to common stockholders	$(6.39)	$(0.63)	$(0.75)	$(7.54)	$(1.16)	$(2.19)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
		(restated)	(restated)		(restated)	(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor
Cash flows from operating activities
Net income (loss)	$21,378	$(295,559)	$(232,298)	$21,378	$(458,485)	$(678,425)
Depreciation and amortization	2,867	1,418	78,673	2,867	2,755	117,715
Non-cash interest expense	—	7,436	17,949	—	12,353	29,563
Non-cash consulting fees	—	—	—	—	—	37,680
Non-cash stock compensation	—	—	16,197	—	3,410	52,001
(Gain) loss on extinguishment of debt	(69,219)	43,056	—	(69,219)	43,056	46,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accounts receivable	(145)	—	—	(145)	(4,000)	73,281
Prepaid expenses and other current assets	24,900	81,265	(14,202)	24,900	(26,000)	(345)
Accounts payable	(134,060)	(5,034)	(1,677)	(134,060)	61,233	(888)
Accrued liabilities	(196,635)	37,188	37,819	(196,635)	17,267	57,096
Accrued interest	—	16,969	23,167	—	47,895	23,037

Net cash used in operating activities	(350,914)	(113,261)	(74,372)	(350,914)	(300,516)	(243,285)

Cash flows from investing activities
Purchase of fixed assets	—	(907)	—	—	(2,476)	—

Net cash used in investing activities	—	(907)	—	—	(2,476)	—

Cash flows from financing activities
Cash deficit	—	—	2,435	—	2,951	2,435
Payments on notes payable	(528,149)	—	(6,200)	(528,149)	(18,606)	(236,200)
Proceeds from notes payable	—	60,000	27,500	—	347,000	455,500
Proceeds from issuance of Series A convertible preferred stock	2,653,000	—	—	2,653,000	—	—

Net cash provided by financing activities	2,124,851	60,000	23,735	2,124,851	331,345	221,735

Net increase (decrease) in cash	1,773,937	(54,168)	(50,637)	1,773,937	28,353	(21,550)
Cash — beginning	28,353	82,521	50,637	28,353	—	21,550

Cash — ending	$1,802,290	$28,353	$—	$1,802,290	$28,353	$—

Supplemental disclosures:
Interest paid	$—	$—	$—	$—	$—	$—
Income taxes paid	$—	$—	$—	$—	$—	$—

Number of shares issued for consulting services	—	—	—	—	—	2,640
Value of shares issued for consulting services	$—	$—	$—	$—	$—	$37,680

Number of shares issued for settlement of contingencies	—	108,662	—	—	108,662	—
Value of shares issued for settlement of contingencies	$—	$1,521,268	$—	$—	$1,521,268	$—

Number of shares issued for conversion of notes payable	—	42,040	—	—	42,040	7,000
Value of shares issued for conversion of notes payable	$—	$636,598	$—	$—	$636,598	$126,000

Number of shares issued for acquisition of assets	—	—	—	—	—	16,000
Value of shares issued for acquisition of assets	$—	$—	$—	$—	$—	$286,400
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
     Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003:

	As of December 31,
	2005			2004			2003
	As			As			As
	Previously			Previously			Previously
	Reported	Adjustments	As Restated	Restated	Adjustments	As Restated	Restated	Adjustments	As Restated
Assets

Current assets:
Cash	$—	$—	$—	$21,550	$—	$21,550	$118,562	$—	$118,562
Accounts receivable	4,000	—	4,000	73,281	—	73,281	1,647	—	1,647
Prepaid expenses and other current assets	3,668	—	3,668	20,678	70,249	90,927	5,760	—	5,760

Total current assets	7,668	—	7,668	115,509	70,249	185,758	125,969	—	125,969

Fixed assets, net	18,599	—	18,599	294,404	(19,202)	275,202	6,576	—	6,576
Intellectual property	—	—	—	—	—	—	—	65,601	65,601
Goodwill	162,071	—	162,071	324,142	—	324,142	65,601	(65,601)	—

Total Assets	$188,338	$—	$188,338	$734,055	$51,047	$785,102	$198,146	$—	$198,146

Liabilities and Stockholders’ Deficit

Current liabilities:
Cash deficit	$2,951	$—	$2,951	$—	$—	$—	$—	$—	$—
Accounts payable	488,512	—	488,512	346,868	—	346,868	67,706	43,221	110,927
Accrued liablities	480,991	27,084	508,075	442,381	(110,312)	332,069	60,907	—	60,907
Accrued interest	85,397	5,220	90,617	—	12,793	12,793	—	—	—
Notes payable	123,606	—	123,606	3,000	—	3,000	—	9,500	9,500
Notes payable — related party	43,000	—	43,000	43,000	—	43,000	—	—	—
Convertible notes payable	1,005,249	—	1,005,249	640,000	—	640,000	9,500	(9,500)	—

Total current liabilities	$2,229,706	$32,304	$2,262,010	$1,475,249	$(97,519)	$1,377,730	$138,113	$43,221	$181,334

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 324,105, 297,965 and 229,737 shares issued and outstanding in 2005, 2004 and 2003, respectively	$388	$(64)	$324	$298	$—	$298	$230	$—	$230
Additional paid-in capital	5,153,844	1,859,361	7,013,205	4,533,421	2,017,786	6,551,207	1,429,355	2,737,752	4,167,107
Accumulated Deficit	(7,195,600)	(1,891,601)	(9,087,201)	(5,274,913)	(1,869,220)	(7,144,133)	(1,369,552)	(2,780,973)	(4,150,525)

Total Stockholders’ Deficit	(2,041,368)	(32,304)	(2,073,672)	(741,194)	148,566	(592,628)	60,033	(43,221)	16,812

Total Liabilities and Stockholders’ Deficit	$188,338	$—	$188,338	$734,055	$51,047	$785,102	$198,146	$—	$198,146

     Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	For the Fiscal Year Ended December 31,
	2005			2004			2003
	As
	Previously			As Previously			As Previously
	Reported	Adjustments	As Restated	Restated	Adjustments	As Restated	Restated	Adjustments	As Restated
Revenues	$140,912	$—	$140,912	$1,098,680	$73,281	$1,171,961	$133,485	$1	$133,486
Cost of sales	153,228	13,732	166,960	919,295	(81,166)	838,129	48,156	—	48,156

Gross Margin	(12,316)	(13,732)	(26,048)	179,385	154,447	333,832	85,329	1	85,330

Expenses:
General and administrative expenses	329,425	114	329,539	335,684	870,459	1,206,143	340,676	(109,192)	231,484
Consulting fees	36,001	(9,154)	26,847	1,190,224	(1,055,130)	135,094	—	54,766	54,766
Professional fees	153,309	(64,045)	89,264	284,183	93,901	378,084	—	—	—
Administrative salaries	144,440	40,145	184,585	465,611	(34,375)	431,236	161,775	23,855	185,630
Non-cash stock compensation	32,833	12,663	45,496	61,020	145,425	206,445	38,000	2,345,645	2,383,645
Non-cash consulting expense	137,680	(69,309)	68,371	1,573,191	(806,335)	766,856	390,400	20,000	410,400
Depreciation and amortization	59,445	198,150	257,595	71,881	(24,269)	47,612	439	—	439

Total cost and expenses	893,133	108,564	1,001,697	3,981,794	(810,324)	3,171,470	931,290	2,335,074	3,266,364

Net operating loss	(905,449)	(122,296)	(1,027,745)	(3,802,409)	964,771	(2,837,638)	(845,961)	(2,335,073)	(3,181,034)

Other (expense) income:
Gain (Loss) on extinguishment of debt	7,634	(53,634)	(46,000)	—	(50,043)	(50,043)	—	(445,900)	(445,900)
Loss on impairment of assets	(939,454)	237,951	(701,503)	(68,700)	—	(68,700)	—	—	—
Interest (expense) income, net	(83,418)	(84,402)	(167,820)	(34,252)	(2,975)	(37,227)	437	—	437

Net loss	$(1,920,687)	$(22,381)	$(1,943,068)	$(3,905,361)	$911,753	$(2,993,608)	$(845,524)	$(2,780,973)	$(3,626,497)

Weighted average number of common shares outstanding — basic and fully diluted	328,544	(94,619)	233,925	254,168	(41,898)	212,270	177,736	(6,057)	171,679

Net loss per share — basic and fully diluted	$(5.85)	$(2.46)	$(8.31)	$(15.37)	$1.27	$(14.10)	$(4.76)	$(16.36)	$(21.12)

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Basis of Presentation: The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financials statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company, including DiscLive, Inc, which primarily conducts all of the Company’s operating activity. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
     The Company’s condensed consolidated balance sheet as of June 30, 2006 (restated) and condensed consolidated statements of operations and condensed consolidated statements of cash flow for:
(i)	the period from April 1, 2006 to June 7, 2006 (restated);

(ii)	the period from June 8, 2006 to June 30, 2006;

(iii)	the period from January 1, 2006 to June 7, 2006 (restated); and

(iv)	the three and six months ended June 30, 2005 (restated),
are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal recurring nature, except as discussed above in “Note 1 – Restatement of Prior Years’ Consolidated Financial Statements.” The results of operations for the periods presented in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or SEC, on July 18, 2006, and which should be read in conjunction with this Quarterly Report on Form 10-QSB/A (Amendment No. 1).
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
     The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our utilization of funds received in a manner that is accretive;

•	our ability to generate sufficient funds from operating activities to fund our operations;

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
•	our ability to obtain a sufficient number of contracts to record live content;

•	changes in anticipated levels of sales of our products;

•	competition, including competition from a substantial competitor that possesses greater resources, both financially and in the industry, than we do;

•	dependence on third party manufacturers and contractors;

•	changes in technology that may make our products less attractive or obsolete;

•	the development of new products or innovations by our competitors;

•	difficulties in developing and marketing new products; and

•	changes in conditions affecting the economy generally.
Business Segments: The Company has determined that it currently operates in one segment, the production and sale of live recordings of events. The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company will evaluate additional segment disclosure requirements as it expands its operations.
Cash: Cash consists principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, these investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash. There were no cash equivalents at June 30, 2006.
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
Fixed Assets: At June 30, 2006, fixed assets are stated at their estimated fair market value based upon a valuation performed by an independent third-party, less depreciation and additions (valued at cost) from June 8, 2006 to June 30, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the fixed assets of the Company.

		Estimated Remaining	Accumulated	Net Book Value at
	Cost	Useful Lives	Depreciation	June 30, 2006
Transportation equipment	$30,810	Held for Sale	$—	$30,810

Computer equipment	17,316	1.5 years	528	16,788
Recording equipment	102,648	5 years	1,365	101,283
Office furniture and equipment	9,722	3 years	193	9,529

Total fixed assets	$129,686		$2,086	$127,600

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
     Intangible Assets: At June 30, 2006, intangible assets are stated at their estimated fair market value based upon a valuation performed by an independent third-party, less amortization from June 8, 2006 to June 30, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
change in control of the Company. See “Note 4 – New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company.

	Fair Market Value	Estimated Remaining		Net at
	at June 8, 2006	Useful Lives	Amortization	June 30, 2006
Trade name and trademarks	$29,100	5 years	$355	$28,745
Covenants not-to-compete	13,900	2 years	425	13,475

Total intangible assets	$43,000		$780	$42,220

     These assets will be amortized over their respective remaining useful lives described above, and the amounts will be evaluated each reporting period for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Revenue Recognition: DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00–10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.
     Revenues and costs of sales are as follows for the periods presented in the table below:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
		(restated)	(restated)		(restated)	(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor
Revenues	$19,740	$2,425	$56,000	$19,740	$19,451	$76,795
Cost of sales	$7,472	$24,645	$30,196	$7,472	$43,584	$52,606
Goodwill: Due to the application of “push down” accounting, goodwill of the predecessor has been eliminated and goodwill of the successor is the difference between the aggregate purchase price of the Series A Convertible Preferred Stock issued and sold by the Company and the fair market value of the assets and liabilities of the Company at the date of the issuance and sale of the Series A Convertible Preferred Stock. See “Note 4 – New Basis of Accounting.” Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing fair value of the single reporting unit to its carrying value. The Company estimates fair value using discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process, which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis. The entire goodwill balance is assigned to the Company’s sole reporting unit.
The push down accounting treatment was reviewed as it relates to the five percent minority interest retained by the common stockholders. It was determined that the five percent minority interest should be carried at historical cost value. As such, our “push down” accounting treatment in the Radical transaction changed Additional paid-in capital (deficit) and Goodwill, which were adjusted by $1,031,010, respectively. These adjustments are recorded in this Quarterly Report on Form 10-QSB/A (Amendment No. 1).

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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
NOTE 4 – NEW BASIS OF ACCOUNTING
     As a result of the change in control of the Company by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, the Company has “pushed down” its basis to a proportionate amount of its underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:
•	adjustments to the Company’s fixed assets to reflect a step-up in basis of those assets;

•	the recording of a value for the Company’s trade names, trade marks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of a value for assets held for sale;

•	the recording of a value for the Company’s deferred tax asset and liability; and

•	a decrease in additional paid-in capital from these adjustments.
The primary changes to the statements of operations are:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
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
     The push down accounting treatment was reviewed as it relates to the five percent minority interest retained by the common stockholders. It was determined that the five percent minority interest should be carried at historical cost value. As such, our “push down” accounting treatment in the Radical transaction changed Additional paid in capital (deficit) and Goodwill, which were adjusted by $1,031,010, respectively. These adjustments are recorded in this Quarterly Report on Form 10-QSB/A (Amendment No. 1).
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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
     At the close of business on June 6, 2006, the Company effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional shares were rounded up to the next whole number. As a result, all references in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) to numbers of shares of Company common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split.
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
     On June 7, 2006, pursuant to agreements with holders of instruments evidencing Company indebtedness, the Company issued an aggregate of 42,040 shares of Company common stock upon conversion of $525,500 aggregate principal amount of that indebtedness. The fair market value of the common stock was determined to be $636,640 on the respective commitment dates, which resulted in a loss on extinguishment of debt of $43,056.
     On June 7, 2006, pursuant to an Agreement, Settlement and Release with each of Jess Morgan & Company, or Jess Morgan, and Phil McMorrow, the Company issued 98,783 and 9,879 shares of Company common stock to Jess Morgan and Mr. McMorrow, respectively. Jess Morgan and Phil McMorrow agreed, upon receipt of those shares, to terminate all agreements, other than the warrant, between them and the Company, including and without limitation, the Proposal of Terms and a letter agreement regarding operation guidelines, and forever waive and release any and all rights, claims, and other matters that Jess Morgan or Phil McMorrow may have. The shares were valued using the fair market value of Company common stock on the date of issuance and was recorded as Additional Paid in Capital.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
     On June 7, 2006, the Company issued 42,040 shares of its common stock upon the conversion of $525,500 of aggregate principle amount of outstanding indebtedness at a conversion price of $12.50 per share as follows:

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
NOTE 10 – ACCOUNTS PAYABLE
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited)
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

NOTE 12 – RELATED PARTY TRANSACTIONS
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
NOTE 13 – SUBSEQUENT EVENTS
Restatements of Fiscal Years Ending December 31, 2005, 2004 and 2003
     The Company filed amendments to its annual reports for the years ended December 31, 2005 and 2004 on July 18, 2006 and July 20, 2006, respectively, to restate its previously issued consolidated financial statements for fiscal years ended December 31, 2005, 2004 and 2003, because of accounting errors in reporting financing and other transactions. Further information on the restatements and the corresponding adjustments can be found in “Note 1 – Restatement of Prior Years’ Consolidated Financial Statements” above and in those filings with the Securities and Exchange Commission.
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
          The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1). Additionally, MD&A should be read in conjunction with our Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2005. MD&A includes the following sections:
•	Recent Developments – a description of important events that have recently occurred.

•	Our Business – a general description of our business; our objective, our areas of focus; and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review – an analysis of our consolidated results of operations for the periods presented in our condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1).

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
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

     New Basis of Accounting
     As a result of the change in control of us by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, we have “pushed down” our basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:
•	adjustments to our fixed assets to reflect a step-up in basis of those assets;

•	the recording of a value for our trade names, trade marks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of a value for assets held for sale;

•	the recording of a value for our deferred tax asset and liability; and

•	a decrease in additional paid-in capital from these adjustments.
The primary changes to the statements of operations are:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
The increases in net loss due to higher levels of depreciation and amortization from the increases in the depreciable and amortizable basis of fixed assets and intangible assets, as applicable, were offset in cash used in operations by corresponding non-cash adjustments.
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

     Additionally, on July 12, 2006, the boards of directors of Immediatek and DiscLive appointed Travis Hill as Chief Executive Officer of Immediatek and DiscLive. Mr. Hill previously served as Vice President – Artist Relations of DiscLive. Further, on July 12, 2006, the boards of directors of Immediatek and DiscLive appointed Paul Marin as President and Secretary. Mr. Marin currently serves, and will continue to serve, as a director of Immediatek and DiscLive. Prior to being appointed as President and Secretary of Immediatek and DiscLive, Mr. Marin served as Vice President, Chief Operating Officer and Secretary of Immediatek since 2003 and DiscLive since 2004.
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
     History of Operating Losses
     The following table presents our net income and losses and cash used in operating activities for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2006		2005	2006		2005
		(restated)	(restated)		(restated)	(restated)
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
		(see Note 4)			(see Note 4)
	Successor	Predecessor		Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor	June 8 - June 30	January 1 - June 7	Predecessor
Net income (loss)	$21,378	$(295,559)	$(232,298)	$21,378	$(458,485)	$(678,425)
Net cash used in operating activities	$(350,914)	$(113,261)	$(74,372)	$(350,914)	$(300,516)	$(243,285)
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

     Our Objectives
     Our objective is to utilize our assets – brand name, unique concept and people – to increase live recordings and sales of those recordings. Our vision to achieve that objective includes:
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
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Non-Current Assets. The Company has certain non-current assets. Management considers the useful life of the assets on an annual basis and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically its value in use. If the value in use of a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement.

•	Goodwill. Management evaluates goodwill for impairment on an annual basis or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using discounted cash flows. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis.

•	Convertible Securities. From time to time, we issue convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	New Basis of Accounting. As a result of a 95% change in control of the Company, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to the Company based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based on the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

•	Revenue Recognition. DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00–10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.
     While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements commencing on page 12.
Operations Review
     As a result of the push down accounting adjustments described in “Note 4 — New Basis of Accounting,” above, the activity for the period June 8, 2006 through June 30, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005. For the post-push down period, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
     Three Months Ended June 30, 2006 (restated) Compared to Three Months Ended June 30, 2005 (restated)

	For the Three Months Ended
	June 30,
	2006		2005
		(restated)	(restated)
	(unaudited)		(unaudited)
		(see Note 4)
	Successor	Predecessor
	June 8 - June 30	April 1 - June 7	Predecessor
Revenues	$19,740	$2,425	$56,000
Cost of sales	7,472	24,645	30,196

Gross Profit	12,268	(22,220)	25,804
Gross Profit Margin	62%	(916)%	46%
General and administrative expenses	5,459	17,656	19,297
Consulting services	—	—	—
Professional fees	20,259	208,133	31,504
Salaries and benefits	31,524	59,726	68,817
Non-cash stock compensation	—	—	16,197
Non-cash consulting expense	—	—	—
Depreciation and amortization	2,867	1,418	78,673
(Gain) loss on extinguishment of debt	(69,219)	43,056	—
Gain on settlement of accounts payable	—	(91,894)	—

Net operating income (loss)	$21,378	$(260,315)	$(188,684)
Interest expense, net	—	(35,244)	(43,614)

Net income (loss)	$21,378	$(295,559)	$(232,298)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	(3,000,000)	—	—

Net loss attributable to common stockholders	$(2,978,622)	$(295,559)	$(232,298)

Basic and diluted loss per common share attributable to common stockholders	$(6.39)	$(0.63)	$(0.75)

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
     Cost of Sales. The decrease in costs of sales for the post-push down period compared to the pre-push down period in the three months ended June 30, 2006 is attributable to the costs incurred in recording a non-revenue event in April 2006, as well as repair and transport costs for moving our commercial vehicle to the our corporate offices. Additionally, the costs in the post-push down period are lower than expected due to the music festival recorded in June 2006 being located near our offices. Thus, no travel costs were incurred to record this live event. The increase in costs of sales for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is related to costs of our commercial vehicle.
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

     (Gain) Loss on Extinguishment of Debt. For the post-push down period, the gain relates solely to the forgiveness of interest payable on notes payable that were settled in cash during the post-push down period. For the pre-push down period during the three months ended June 30, 2006, the loss relates to the conversion of certain notes payable into Company common stock upon consummation of the Radical transaction.
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
     Six Months Ended June 30, 2006 (restated) Compared to Six Months Ended June 30, 2005 (restated)

	For the Six Months Ended
	June 30,
	2006		2005
		(restated)	(restated)
	(unaudited)		(unaudited)
		(see Note 4)
	Successor	Predecessor
	June 8 - June 30	January 1 - June 7	Predecessor
Revenues	$19,740	$19,451	$76,795
Cost of sales	7,472	43,584	52,606

Gross Profit	12,268	(24,133)	24,189
Gross Profit Margin	62%	(124)%	31%
General and administrative expenses	5,459	34,903	139,939
Consulting services	—	—	18,210
Professional fees	20,259	328,347	69,420
Salaries and benefits	31,524	89,130	143,235
Non-cash stock compensation	—	3,410	52,001
Non-cash consulting expense	—	—	37,680
Depreciation and amortization	2,867	2,755	117,715
(Gain) loss on extinguishment of debt	(69,219)	43,056	46,000
Gain on settlement of accounts payable	—	(140,525)	—

Net operating loss	$21,378	$(385,209)	$(600,011)
Other expense:
Interest expense, net	—	(73,276)	(78,414)

Net income (loss)	$21,378	$(458,485)	$(678,425)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	(3,000,000)	—	—

Net loss attributable to common stockholders	$(2,978,622)	$(458,485)	$(678,425)

Basic and diluted loss per common share attributable to common stockholders	$(7.54)	$(1.16)	$(2.19)

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
     (Gain) Loss on Extinguishment of Debt. For the post-push down period, the gain relates solely to the forgiveness of interest payable on notes payable that were settled in cash during the post-push down period. For the pre-push down period during the six months ended June 30, 2006, the loss relates to the conversion of certain notes payable into Company common stock upon consummation of the Radical transaction.
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
     Contractual Obligations and Commercial Commitments
     The following table highlights, as of June 30, 2006, our contractual obligations and commitments by type and period:

		Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years
Short-Term Debt (1)	$100,000	$100,000	—
Lease	16,000	16,000	—

Total:	$116,000	$116,000	—

(1)	This noteholder has agreed to waive any and all accrued but unpaid interest on this note.
Liquidity
     We will utilize approximately $250,000 of funds to operate our business at the desired level during the remainder of 2006. We presently do not generate sufficient cash from operations to fund our operating activities and, until the issuance and sale of the Series A Convertible Preferred Stock, limited operations to that which we deemed to be critical.
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

Item 3. Controls and Procedures
     Our chief executive officer and president are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for the Company. Accordingly, our chief executive officer and president designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to our chief executive officer and president by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10-KSB. Based upon the evaluation for the period ended June 30, 2006, for the reasons described below, our chief executive officer and president concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Report (June 30, 2006), in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1) fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
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
PART II — OTHER INFORMATION
Item 6. Exhibits
     The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-B.

Exhibit
Number	Description of Exhibit

10.18*	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill.

14.1*	Immediatek, Inc. Code of Business Conduct and Ethics.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.

**	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2006	IMMEDIATEK, INC. a Nevada corporation
	By:	/s/ TRAVIS HILL
	Name:	Travis Hill
	Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.18*	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill.

14.1*	Immediatek, Inc. Code of Business Conduct and Ethics.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.

**	Filed herewith.
Exhibit Index