Form 10KSB
period 2006-12-31
IMMEDIATEK INC
filed 2007-03-08
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________ to ____________
Commission file number: 000-26073
IMMEDIATEK, INC.

(Name of small business issuer in its charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 South Walton, Dallas, Texas	75226

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (214) 744-8801
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001

(Title of class)

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Issuer’s revenues for its most recent fiscal year: $50,095
     The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common stock on February 28, 2007, was approximately $807,325. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.
     As of December 31, 2006 and March 2, 2007, the issuer had 474,807 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

TRADEMARKS AND SERVICE MARKS
     This Annual Report on Form 10-KSB contains registered trademarks and servicemarks owned or licensed by entities and persons other than us.
MARKET AND INDUSTRY DATA AND FORECASTS
     Market and industry data and other statistical information and forecasts used throughout this Annual Report on Form 10-KSB are based on independent industry publications, government publications and reports by market research firms or other published independent sources. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

i

INTRODUCTION
          Unless the context otherwise indicates, all references in this Annual Report on Form 10-KSB to the “Company,” “Immediatek,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiary, DiscLive, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc.
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
          A holder of a share of the Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of Immediatek. Each holder of a share of the Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Immediatek common stock into which all shares of the Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, a change in control of Immediatek occurred because Radical beneficially owned 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek.
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
Reverse Stock Split
          At the close of business on June 6, 2006, Immediatek effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional shares were rounded up to the next whole number. Accordingly, all references in this Annual Report on Form 10-KSB to numbers of shares of Immediatek common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split, except where expressly indicated otherwise.
New Basis of Accounting
          In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, we have “pushed down” this new basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:
•	adjustments to our fixed assets to reflect a step-up in basis of those assets to fair value;

•	the recording of the fair value of our trade names, trade marks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of the fair value of assets held for sale;

•	a decrease in additional paid-in capital from these adjustments; and

•	elimination of the accumulated deficit.

The primary changes to the statements of operations are:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
The increase in net loss due to higher levels of depreciation and amortization from the increase in the depreciable and amortizable basis of fixed assets and intangible assets, as applicable, was offset in cash used in operations by corresponding non-cash adjustments.
          As a result of the new basis of accounting resulting from the “push down” accounting adjustments described above, the statements of operations, the statements of cash flow and the statements of changes in stockholders’ deficit presentations separate the Company’s 2006 results, cash flows and stockholders’ deficit into two periods:
          (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and
          (2) the period beginning on June 8, 2006 utilizing the new basis of accounting.

FORWARD-LOOKING STATEMENTS
          This Annual Report on Form 10-KSB and the materials incorporated by reference into this Annual Report on Form 10-KSB include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements in this Annual Report on Form 10-KSB that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-KSB are made only as of the date of this report. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	our inability to obtain a sufficient number of contracts to record live content;

•	changes in the anticipated number of events to be recorded and resulting levels of product sales;

•	dependence on third-party manufacturers and contractors;

•	changes in technology that may make our products less attractive or obsolete;

•	difficulties in developing and marketing new products; and

•	changes in conditions affecting the economy generally.
          For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” commencing on page 11.

PART I
Item 1.Description of Business.
     Our Company
          We record live events, such as concerts and conferences, and make the recorded content available for delivery to attendees generally within fifteen minutes after the conclusion of the live event. The recorded content is made available for pre-sale and sale at the venue and on our website, www.disclive.com. At this time, the recorded content is primarily delivered on compact disc.
          We believe that we are one of the pioneers of on-site delivery of concert recordings. We have recorded live events for Cooder Graw, dada, Thirty Seconds to Mars, the Toadies, Flyleaf, the Pixies, The Fixx and Vertical Horizon, among others. During 2006, we recorded thirteen live events, two of which were music festivals. We sold, or delivered under contract, approximately 2,000 recordings of those events and prior events during 2006 at an average price of $25 per recording.
          Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number at that address is (214) 744-8801.
     Our History
          Immediatek was incorporated in August 1998, as Barrington Laboratories, Inc. In December 2000, Barrington Laboratories, Inc. changed its name to ModernGroove Entertainment, Inc. In late 2002, ModernGroove Entertainment, Inc. combined by “reverse merger” with Immediatek, Inc., a Texas corporation. As a result, the name of the Company was changed from ModernGroove Entertainment, Inc. to Immediatek, Inc and the prior business of ModernGroove Entertainment, Inc. was discontinued.
          Immediatek provided technology consulting and outsourcing services until it acquired the assets of LCD Interactive, Inc. in the first calendar quarter of 2003. Utilizing the assets acquired, primarily the proprietary compact disc burning software, Immediatek changed its business efforts to focus on secure, digital media delivery solutions.
          DiscLive was conceptualized by a couple of individuals while attending college. In early 2003, they began purchasing the necessary equipment and perfecting the manufacturing process. DiscLive became a reality in the spring of 2003 when it recorded three shows in New York City. Commercial implementation then ensued with the recording of additional artists. As acceptance for the product grew, DiscLive developed a faster and larger mobile manufacturing capacity. In March 2004, DiscLive entered into a new era, when it recorded its first artist that was represented by a major recording label. This also was its first entry into major arena venues.
          In April 2004, Immediatek acquired DiscLive as a wholly-owned subsidiary. To complement its operations, DiscLive acquired assets from Moving Records, LLC in February 2005. These assets consisted of mobile recording and manufacturing equipment, including a mobile recording truck.
          On June 8, 2006, a change in control of Immediatek occurred when it issued and sold shares of its Series A Convertible Preferred Stock to Radical. See “Introduction” and “—Developments —Developments During 2006.”
     Our Business
          Our services and products permit attendees at live events to walk away with a live recording of the event shortly following the live event and others to purchase the live event if they did not attend. With respect to the live music business, we generate a substantial portion of our revenue from the sale of our products and build our service costs into the price of the product. Accordingly, we pay all expenses associated with the product and pay the client a flat-fee per product sold. In the conference business, our expense and revenue model can be structured in a number of different ways; however, we generally prefer to include the costs of the product in the conference attendance fee to minimize sales risk. We believe that our services and products enable our clients to capture an additional revenue source from the live event and provide attendees with a memorabilia of the event or valuable reference tool. Therefore, we endeavor to devise a structure in each case that benefits both the client and us.
          Our Services
          We offer our services to all types of live events, including, among others, concerts, conferences, conventions, lectures and speakers. Our services can be tailored to individual client needs and include:
          Recording. If we are unfamiliar with the venue, prior to the day of the live event, we perform a walk through with our sound engineers to determine the specific recording needs. On or prior to the day of the live event, we arrive at the venue with our equipment, set it up and test recording quality. For musical performances and other live events that require the highest level of sound quality, we generally use a sound board feed or a multi-track split, mixed with ambient microphones, to create a professionally mastered recording. For these types of recordings, we provide a qualified sound engineer, who we require to be familiar with the performer in advance and who mixes and masters the recording. If the client so desires, the recordings can be made and mixed using ProTools®, a recording software used by recording studios.
          For live events where studio quality sound is not feasible or necessary, such as conferences, we provide all the necessary recording equipment, ranging from microphones to mixing boards. While not studio quality, we make high quality sound recordings of these events. We provide the necessary personnel to set up the equipment and record the live event.
          Licensing. We obtain, or assist in obtaining, the appropriate mechanical or synchronization licenses from third-party publishers of copyrighted works of authorship. We track product inventory, product sales and account for the royalties payable under those licenses. See “—Back-Office Management.”
          Product Procurement. We develop, together with the client, the design of the media artwork and the custom packaging prior to the live event, if custom packaging is requested. Generally, we outsource complex artwork design to one of our vendors. Upon completion of the artwork, we procure from our vendors the pre-printed media and custom packaging. We also make available our branded, pre-printed media and packaging as a cost savings measure in the event that custom media and packaging is not necessary or requested. We generally take shipment of, stock and manage these materials. See “—Back-Office Management.”
          Manufacturing. At the venue, we burn the recording made to the selected media and package it for sale. We have the capability to deliver up to approximately 800 compact discs within 30 minutes, with the first 200 compact discs coming off the burners within ten minutes after the conclusion of the live event. Our duplication process comes in two forms, either manual or robotic. The system brought to the venue depends upon the number of compact discs to be delivered at the venue. Each burner-drive self-checks every compact disc for errors prior to dispensing them; however , we do not guaranty that errors will not occur. We believe that our proprietary file transfer system makes us one of the fastest, most reliable providers of live event recordings with on-site delivery. For product that is shipped, we burn and package as ordered.
          Sales. At the venue, we provide personnel to sell the product using our point-of-sale system. Our point-of-sale system permits consumers to:
•	pre-order the product over the Internet for pick-up at the venue following the conclusion of the live event or for shipment to them (venue pick-up orders must be received 24 hours prior to the day of the live event and shipments are usually made within 72 hours of the live event);

•	purchase the product at the venue and either pick-up the product following the conclusion of the live event or have it shipped to them; or

•	purchase the product over the Internet for shipment to them at anytime following the live event.

We maintain a catalog of live events for consumers to order on our website. The ability to order certain products on our website may, however, depend on the quantity that we are allowed under contract to manufacture, as certain products are limited editions. We generally provide marketing support for the product prior to the live event and for a short period, usually three to four weeks, following the live event.
          Back-Office Management. We account for, track and manage all product sales, product inventory, sales tax remittance, secure credit card transactions and mechanical, synchronization and other royalties. We believe that this service adds the most value to our clients.
          Our Products
          Our products are tailored to meet the client’s needs and desires. The physical product can vary and include, among others, single disc, multiple disc sets, compilation discs with various artists and downloadable media. As previously mentioned, our products are available with custom artwork and packaging. Our products also can be limited editions, whereby we only manufacture limited quantities and the product contains a production number.
     Our Strategy
          Our strategy is to utilize our assets — brand name, unique concept and people — to increase recordings of live events and sales of those recordings. Our vision to achieve that objective includes:
•	Increase in Recordings: Market and expand our services to a number of different live events, including those other than concerts, in order to increase the sales of our product.

•	Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently. We continue to refine our strategy on the deployment of assets to make most efficient use of those assets, while reducing costs. In that regard, we have reconfigured certain of our equipment and purchased additional equipment to decrease transportation expense. Additionally, we believe by expanding our services outside of concert recordings that we can more effectively maximize profit by reducing sales risk.

•	Extend Product Sales Cycles. Generally, sales of our product are highest immediately before, during and immediately after the live event. We are in the process of analyzing and developing alternative distribution and marketing methods to sustain product sales for a longer duration following the live event, such as digital downloads, ringtones and delivery to mobile devices. If we are able to sustain sales volumes for a longer duration, our margins will increase on the product. Further, we believe digital downloads will be necessary given industry trends. See “— The Industry.”
     The Industry
          We consider ourselves to be part of the larger industries of live music, retail music and conference and seminars. Our particular niche in these industries continues to evolve.
          Live Music Industry. According to Pollstar, a leading publisher of concert industry data,
•	worldwide gross receipts of live concert ticket sales increased to $3.6 billion in 2006 from $3.1 billion in 2005, or an increase of approximately sixteen percent;

•	average ticket prices increased to $53.58 in 2006 from $48.88 in 2005, or an increase of approximately ten percent in average ticket prices; and

•	approximately 67.1 million tickets were sold in 2006, up from 63.4 million tickets sold in 2005, which represents an approximate six percent increase.
          In selecting concerts that we pursue to record, we utilize publications, such as Pollstar, to gain relevant information regarding the performer, which assists us in analyzing potential sales. We generally contract directly with the performer and, if applicable, its recording label. In certain cases, we also must contract with the venue.

          Retail Music Industry. The Recording Industry Association of America, or RIAA, published that the retail industry value was approximately $4.9 billion for the first half of 2006, which represents an approximate six percent decline from the same period in 2005. This value includes shipment of product to various outlets, together with digital revenue streams. The RIAA stated that revenues from various digital formats, such as downloads, kiosks and digital videos, increased by 86.6% in the first half of 2006, and digital format represents 18% of industry value in the first half of 2006, as compared to nine percent in the same period for 2005. The RIAA reported that:
•	sales of digital singles increased 71.3% in the first half of 2006, with 286.3 million singles in 2006, compared to 167.1 million digital singles during the same period in 2005; and

•	sales of full-length digital albums increased 112% in 2006, with 12.3 million units sold in the first half of 2006, compared to 5.8 million digital albums in 2005.
The RIAA also reported that shipments of mobile formats (mobile mastertones, ringbacks and other artist-related content) increased 97.5% in the first half of 2006. Record companies shipped 144.3 million mobile units in the first half of 2006, compared to 73.1 million during the same period in 2005, according to the RIAA. The RIAA published that overall shipment of physical units (CD, DVD videos, etc.) to retail and direct and special markets decreased by 15.7%, compared to the first half of 2005. The suggested retail value of physical product units shipped was $4.1 billion, which is a 15% decline from 2005, according to the RIAA.
          According to PricewaterhouseCoopers’ Global Entertainment and Media Outlook: 2006 to 2010, or the Outlook, digital sales will increase at a 49.5% compound annual growth rate from $653 million in 2005 to $4.9 billion in 2010. The Outlook states that improvements in price, ease of application use, broadband penetration and online search will drive this growth. Additionally, the distribution of music over new wireless networks to new mobile devices will expand the mobile music market. The Outlook estimates that the digital market, together with the mobile music market, will compromise 42% of industry spending in 2010. As a result, the Outlook states that spending in those categories will “cannibalize” physical market sales, causing a contraction to $8.5  billion in 2010 and an average 5.4% compound annual decrease. It further states that physical album sales will be approximately $8 billion in 2010.
          Conference and Seminar Industry. The conference and seminar industry is highly fragmented, ranging from very small and narrowly focused conferences and seminars to very large and broad topic conferences and seminars. We intend to focus our efforts on medium sized conferences with broad subject matter. We believe this will provide the most market for our products. In certain cases, however, we will record conferences and seminars that don’t meet our criteria where sales risk is not a factor (e.g., product price is built into conference or seminar attendance fee).
     Competition
          We have identified the following as our current competitors in the conference recording business:
•	Fleetwood Onsite Conference Recording — a division of Fleetwood Multimedia, Inc. that provides on-site digital recording and CD sales at conferences, including same-day delivery (CD-ROMs include visual and power point presentations);

•	National Conference Recording Services, Inc — provides on-site recording of workshops and general session and immediate tape, CD and DVD duplications of each session;

•	onsiterecording.net — records conferences, conventions, lectures series and seminars on tape, CD and MP3 and provides same-day delivery. Also maintains an online library of its recordings for purchase; and

•	Lawrence Media Group (formerly known as Nationwide Recording Services) — provides conference audio recording and on-site cassette tape, audio CD and CD-ROM service (CD-ROMS included audio and/or video, together with available session handouts and power points);

          The live music recording business is highly competitive. As costs for equipment have decreased, more and more performers have begun to record and sell their own live content products, such as Dave Mathews Band, Phish, Widespread Panic and Barenaked Ladies, among others. Additionally, we understand that venues have begun to install permanent equipment to perform these functions, as well. The technology required to produce professionally mastered live recordings has become more widely available and easier to operate. We expect competition in this area will continue to intensify.
     Developments
          Developments During 2006
          Issuance and Sale of Series A Convertible Preferred Stock and Change in Control. See “Introduction — Change in Control” above.
          Reverse Stock Split. See “Introduction — Reverse Stock Split” above.
          New Basis of Accounting. See “Introduction — New Basis of Accounting” above.
          Resignation and Appointment of Officers and Directors. Effective July 12, 2006, Zach Bair resigned from all positions held with us. On the same day, the boards of directors of Immediatek and DiscLive appointed Darin Divinia to fill the vacancy created by the resignations of Mr. Bair from the respective boards of directors. Mr. Divinia is serving for the unexpired terms. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on the board of directors of Immediatek and its subsidiaries. In connection with that right, Radical, as the sole stockholder of the Series A Convertible Preferred Stock, nominated Mr. Divinia to be appointed, and the Immediatek and DiscLive boards of directors appointed Mr. Divinia, to the respective board of directors. Mr. Divinia was then, and continues to be, employed by Radical Incubation LP, an affiliate of Radical.
          Additionally, on July 12, 2006, the boards of directors of Immediatek and DiscLive appointed Travis Hill as Chief Executive Officer of Immediatek and DiscLive. Prior to this appointment, Mr. Hill served as Vice President — Artist Relations of DiscLive. Further, the boards of directors of Immediatek and DiscLive appointed Paul Marin as President and Secretary. Mr. Marin continues to serve as a director of Immediatek and DiscLive. Prior to being appointed as President and Secretary of Immediatek and DiscLive, Mr. Marin served as Vice President, Chief Operating Officer and Secretary of Immediatek.
          Dismissal and Appointment of Independent Registered Public Accounting Firms. On September 12, 2006, we dismissed Beckstead and Watts, LLP as our independent registered public accounting firm. On September 13, 2006, we engaged KBA Group LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006 and the interim periods immediately following their engagement.
          Stock Transaction and Release. On October 13, 2006, Radical, Mr. Bair and we entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, whereby Radical purchased 110,618 shares of Immediatek common stock owned by Mr. Bair for an aggregate purchase price of $221,236, or $2.00 per share of common stock. Mr. Bair previously issued a warrant to purchase 1,336 shares of Immediatek common stock owned by him to a third-party, which expired without exercise on February 19, 2007. Pursuant to the Stock Purchase Agreement, Radical has the right to purchase these shares from Mr. Bair at a purchase price of $2.00 per share. The last reported transaction in Immediatek common stock on October 13, 2006, by the Over-the-Counter Bulletin Board, or OTC Bulletin Board, was $2.00 per share. As of March 2, 2007, Radical beneficially owned 96% of the outstanding securities of Immediatek entitled to vote on matters required or permitted to be submitted to its stockholders. Further, pursuant to the Stock Purchase Agreement, Radical and we released Mr. Bair, and Mr. Bair released Radical and us, from, among other things, any and all actions, liabilities, obligations and damages arising prior to October 13, 2006; provided, however, Mr. Bair was not released in any manner from any stockholder derivative litigation and any obligations under that certain Agreement of Waiver, dated as of May 1, 2006, by and between Mr. Bair and us.

          Assets Held for Sale and Sold. Since June 8, 2006, we have identified non-essential assets with a net book value of $47,490 to be held for sale. We have sold a portion of these assets and will continue to dispose of the remainder. We have used the proceeds from the sale of certain of those assets to purchase $3,610 of new equipment to utilize in operations. As of December 31, 2006, we have disposed of $40,762 of our assets identified as held for sale.
          Recent Developments
          On February 21, 2007, we entered into a Sublease with HDNet LLC, an affiliate of Radical, whereby we sublease from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007 and expires February 29, 2008. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical.
          On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP will provide certain management services to us, including, among others, legal, financial, marketing and technology. These services will be provided to us at a cost of $3,500 per month; however, we will not be required to pay these fees and, accordingly, will account for these costs of services as a deemed contribution to Immediatek.
     Rights of Preferred Stockholders and Restrictions on Our Business
          The terms of our Series A Convertible Preferred Stock, together with the Investor’s Rights Agreement that we entered into with Radical, provide certain rights to the holders of the Series A Convertible Preferred Stock and certain restrictions on how we may operate our business. Below is summary of the material terms of the Series A Convertible Preferred Stock and certain restrictions imposed upon us.
          Dividends. The holders of the Series A Convertible Preferred Stock are not entitled to any preferential dividends. Holders of the Series A Convertible Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on shares of our common stock.
          Liquidation. Upon our liquidation, dissolution or winding up, an acquisition of us that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Convertible Preferred Stock are entitled to receive, out of our legally available funds and assets, before any payment is made to any shares of our common stock or other junior stock, an amount per share equal to the greater of:
•	$0.683015632 per share of Series A Convertible Preferred Stock; and

•	The amount that the holder of that share of Series A Convertible Preferred Stock would have received had the holder converted that share into shares of our common stock immediately prior to the liquidation event.
If our legally available funds and assets are insufficient to pay the holders of shares of the Series A Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Convertible Preferred Stock and the holders of our capital stock that are on a parity with the Series A Convertible Preferred Stock will share ratably in any distribution of our remaining legally available funds and assets.
          Ranking. The Series A Convertible Preferred Stock, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, rank senior to the shares of our common stock and other junior stock.
          Conversion. The shares of Series A Convertible Preferred Stock are convertible into that aggregate number of full shares of our common stock representing 95% of the total number of shares of our common stock outstanding after giving effect to the conversion. Accordingly, in the event that we should issue additional shares of common stock before conversion of the Series A Convertible Preferred Stock, the conversion price per share is subject to downward adjustments in order to cause the holders of the Series A Convertible Preferred Stock, collectively, to own 95% of our outstanding shares of common stock upon conversion of all Series A Convertible Preferred Stock. The conversion price of a share of Series A Convertible Preferred Stock into shares of our common stock also is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.
          Voting. The holders of the shares of Series A Convertible Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by our stockholders. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. Except as required by law on matters requiring class voting, the holders of the Series A Convertible Preferred Stock and our common stock vote together as a single class.
          Board of Directors. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on our board of directors and our subsidiaries. If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of our or our subsidiaries’ board of directors and their respective committees.
          Protective Provisions. Unless the directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement control our board of directors with respect to all actions, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, except where the vote or written consent of the holders of a greater number of our shares is required by law or by our articles of incorporation, and in addition to any other vote required by law or by our articles of incorporation, we cannot, and we shall cause our subsidiaries not to, as applicable, without the prior vote or written consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding:
          (a) amend our articles or bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Convertible Preferred Stock or the shares issuable upon conversion of the Series A Convertible Preferred Stock;
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
          (e) sell all or substantially all our respective assets in a single transaction or series of related transactions;
          (f) license all or substantially all of our respective intellectual property in a single transaction or series of related transactions;
          (g) liquidate or dissolve;
          (h) alter any rights of the holders of the Series A Convertible Preferred Stock or change the size of the board of directors;
          (i) declare or pay any dividends (other than dividends payable to us or our subsidiaries) on, or declare or make any other distribution, directly or indirectly, on account of, any shares of our common stock now or hereafter outstanding;
          (j) repurchase any outstanding shares of capital stock;

          (k) approve or modify by ten percent or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;
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
          (q) make any material change in the nature of our business or enter into any new line of business, joint venture or similar arrangement;
          (r) pledge our assets or guarantee the obligations of any other individual or entity;
          (s) recommend approval of any new equity incentive plan;
          (t) form or acquire any subsidiary, joint venture or similar business entity; or
          (u) directly or indirectly enter into, or permit to exist, any material transaction with any affiliate of us, any director or officer or any affiliate of a director or officer, or transfer, pay, loan or otherwise obligate us to give cash, services, assets or other items of value to affiliates, officers or directors or any affiliate of a officer or director or commit to do any of the preceding after June 8, 2006, except for employee compensation or for reimbursement of ordinary business expenses.
          Registration and Other Rights. The Investor’s Rights Agreement grants Radical certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected. The Investor’s Rights Agreement also grants Radical rights of first refusal to purchase any or all of the securities of Immediatek that Mr. Marin proposes to sell or otherwise transfer on the same terms and conditions as the proposed sale or transfer by him. In addition, the Investor’s Rights Agreement provides that Mr. Marin is prohibited from selling or otherwise transferring any securities of Immediatek owned by him for a period of three years. After three years, he can sell or otherwise transfer only half of the securities owned by him. If, however, Mr. Marin is terminated for a reason other than cause, upon his termination he can sell a total of ten percent of the securities owned by him in any given month.
     Laws and Governmental Regulation
          Copyright Laws. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products if we do not obtain appropriate licenses. Any such claims could be time-consuming, divert management from our daily operations, result in litigation or cause product shipment delays. Moreover, an adverse outcome in litigation or a similar adversarial proceeding could subject us to significant liabilities to third parties or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.
          E-Commerce and the Internet. The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving. Currently, there are few laws or regulations uniquely applicable to the access of the Internet or e-commerce on the Internet. Laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business. In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the

Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.
     Employees
          We currently have two full-time employees and two part-time employees. We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.
     Available Information
          We currently are subject to the reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. You may read and copy any document filed by us with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the public reference room. Our SEC filings also are available to the public at the SEC’s web site at http://www.sec.gov.
          Our filings with the SEC, as well as our Code of Business Conduct and Ethics, are available free of charge by emailing us with your address and the titles of the materials you are requesting at publicfilingsinfo@immediatek.com or calling us at (214) 744-8801. We will provide you copies of the requested materials as soon as reasonably practicable after we electronically file them with the SEC.
     Risk Factors
          Concentrated Ownership
          After giving effect to the Radical investment, Radical has voting control of us and may take actions that may not be in the best interest of other stockholders. Our largest investor, Radical, controls 96% of our voting stock at March 2, 2007. This stockholder, acting alone, will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us and might adversely affect the market price of our common stock. In addition, Radical has the ability to nominate all of our directors and vote for them. This concentration of ownership may not be in the best interests of all our stockholders.
          There are restrictive covenants binding upon us that could adversely affect our ability to conduct our operations or engage in other business activities. The terms of the Series A Convertible Preferred Stock and the Investor’s Rights Agreement with Radical contain various restrictive covenants, including, among others, provisions that restrict our ability to:
•	authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);

•	declare or pay any dividends (other than dividends payable to us or our subsidiaries) on, or declare or make any other distribution, directly or indirectly, on account of, any shares of our common stock now or hereafter outstanding;

•	repurchase any outstanding shares of capital stock;

•	approve or modify by ten percent or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

•	increase the salary of any officer or employee or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding;

•	retain, terminate or enter into any salary or employment negotiations or employment agreement with any employee or any future employee;

•	incur indebtedness (other than trade payables) or enter into contracts or leases that require payments in excess of $5,000 in the aggregate;

•	make or incur any single capital expenditure;

•	award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

•	make any material change in the nature of our business or enter into any new line of business, joint venture or similar arrangement;

•	pledge our assets or guarantee the obligations of any other individual or entity; or

•	form or acquire any subsidiary, joint venture or similar business entity.
          Conflicts of Interest. A director who has a conflict of interest with respect to an issue presented to our board will have no legal obligation to abstain from voting upon that issue. We do not have provisions in our bylaws or articles of incorporation that require an interested director to abstain from voting upon an issue, and we do not expect to add provisions in our articles of incorporation and bylaws to this effect. Although each director has a duty of loyalty to us, there is a risk that, should an interested director vote upon an issue in which he or one of his affiliates has an interest, his vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which he has, or companies with which he is associated have, an interest could influence the votes of other directors regarding the issue.
          Risks Related to Financial Restatements and Taxes
          We restated our financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarterly period ended June 30, 2006. As a result, we may be subject to inquiry or investigation by governmental authorities and agencies, including the Securities and Exchange Commission. In the event that we are subject to an inquiry or investigation, we will fully cooperate with that inquiry or investigation. Further, in the past, private securities class action litigation has been brought against companies after certain events, including restatement of financial results. Due to the restatement of our financial results, we may become subject to litigation. An inquiry, investigation or litigation could result in substantial costs and divert management attention and resources from our business, which could adversely affect our business and financial condition.
          The failure to properly report payroll taxes prior to the Radical investment created a material liability, including resulting penalties and interest. We have filed amended payroll returns with, and paid the amounts owing pursuant to such amended returns to, the Internal Revenue Service and other governmental agencies. We have not paid penalties or interests on these amounts as of the date of this Annual Report on Form 10-KSB. We have been attempting to settle this matter with the Internal Revenue Service and intend to cooperate fully until this matter is resolved. As of December 31, 2006, we estimate our remaining payroll tax liability, including penalties and interest, to be $181,260, which is recorded on our balance sheet as of December 31, 2006. No assurance can be given, however, that this matter can be timely resolved or without further increases in liability.
          Additionally, our failure to properly report these amounts correctly in the past may cause us to be the subject of an audit by the Internal Revenue Service or other governmental agency. Audits generally result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
          Our failure to properly register and pay taxes in states where our products have been sold prior to the Radical investment created a material liability. We have settled amounts due in a number of states; however, approximately twelve states are in the process of being settled. As of December 31, 2006, we estimate that our remaining sales tax liability, including penalties and interest, is approximately $9,918, which is recorded on our balance sheet as of December 31, 2006. As a result of our attempts to satisfy these amounts, we may become the subject of an audit by certain states. Audits can result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
          Risks Related to Our Business and the Industry
          We have a history of net losses. We have incurred losses every year since we acquired ModernGroove Entertainment, Inc. by reverse merger. As of December 31, 2006, our accumulated deficit was $168,995, which is our net loss for the post-push down period. To become profitable, we must be able to generate sufficient revenues from product sales to cover our operating activity. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability.
          We are dependent on a single business and we lack diversification in our business products. We are solely in the business of live event recordings and have no current plans to enter into any other business opportunities. As a result, our financial success is completely dependent upon our ability to successfully market our recording services and products to potential clients and consumers, the success of our business strategy and the continued existence/viability of our products. There can be no assurance that we would be successful in locating or operating any alternative business or that we will have sufficient financial resources to implement any significant change in our business.
          We rely on content provided by third parties, which may not be available to us on commercially reasonable terms or at all. We rely on third-party content providers, including music publishers and music labels, to offer our products. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In order to provide a compelling service, we must be able to obtain licenses with attractive usage rights.
          Under copyright law, we are required to pay licensing fees for compositions embodied in sound recordings that are contained on our products. Copyright law provides a statutory rate for compulsory licenses; however, such rates can be altered by voluntary negotiations among the parties. We cannot predict the outcome of any negotiations. Therefore, our ability to negotiate licenses on favorable terms is uncertain.
          Our business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our products. Our ability to generate revenues from our operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our success depends, in part, on our ability to anticipate the tastes of consumers and to record and offer events that appeal to them. Since we rely on unrelated parties to create and perform the live content, the lack of availability of popular artists, talent, speakers and other performers could limit our ability to generate revenues. In addition, we typically book our recordings one to four months in advance of the live event and often incur expenses in preparation for recording live events. Therefore, if the public is not receptive to the content or we or a performer cancel the live event, we may incur a loss depending if we incurred costs relative to any revenues earned, as well as foregone revenue we could have earned. Furthermore, consumer preferences, from time to time, change and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which would adversely affect our operating results.
          Our operations are seasonal and our results of operations vary from quarter to quarter, so our financial performance in certain financial quarters may not be indicative of, or comparable to, our financial performance in subsequent financial quarters. We believe our financial results and cash needs will vary greatly from quarter to quarter depending on, among other things, the timing of events, tour schedules, event cancellations, capital expenditures, seasonal and other fluctuations in our operating results, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our future financial performance in subsequent quarters. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year, as concert tours primarily occur during May through September. In addition, the timing of events with top grossing artist, performers or speakers can impact comparability of quarterly results year over year, although annual results may not be impacted.
          Poor weather adversely affects attendance at live events, which could negatively impact sales of our products. Weather conditions surrounding live events affects sales of our products. Poor weather conditions can have a material effect on our results of operations, particularly because we record only a finite number of live events. Due to weather conditions, we may be required to reschedule the recording of a live event to a different day or a different venue, which would increase our costs for recording that event, as well as could negatively impact sales of product at that event.
          We may be adversely affected by a general deterioration in economic conditions, which could affect consumer spending and, therefore, significantly adversely impact our operating results. A decline in the attendance at, or a reduction in the number of, live events will likely have an adverse effect on our revenues and operating income. In addition, during the most recent economic slowdown in the United States, many consumers reduced their discretionary spending. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in live events, attendance at live events, sales of our products and our ability to generate revenues. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in live events.
          Our business depends on discretionary consumer spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income, such as employment, fuel prices, interest and tax rates and inflation, can significantly impact our operating results. These factors can affect attendance at live events and product sales, as well as the financial results of events and the industry. Negative factors, such as challenging economic conditions, public concerns over additional terrorism and security incidents, particularly when combined, can impact consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.
          We face intense competition in the live event industry, and we may not be able to maintain or increase our current revenues, which could adversely affect our financial performance. Our business is in a highly competitive industry, and we may not be able to maintain or increase our current revenues. We compete in the music and conference industries, and within those industries we compete with other live recording businesses, venues, artists, performers and speakers. These competitors may engage in more extensive development efforts, undertake more far-reaching sales campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists, performers and speakers. Our competitors may develop services and products that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance include, among other things, which could lead to decreases in overall revenues, the numbers of customers, product sales, live events recorded or profit margins:
•	unfavorable fluctuations in operating costs, including increased royalties to performers, which we may be unwilling or unable to pass through to our customers;

•	our competitors may offer more favorable terms than we do in order to obtain agreements for recording live events;

•	technological changes and innovations that we are unable to adopt, or are late in adopting, that offer more attractive alternatives than what we currently offer, which may lead to a reduction in the number of live events recorded or product sales;

•	other options available to our customers that we do not currently offer;

•	unfavorable changes in labor conditions and raw material costs, which may require us to spend more to obtain qualified independent contractors or raw materials; and

•	unfavorable shifts in population and other demographics, which may cause us to lose customers at venues.

          We believe that barriers to entry into the live event recording business are low and that certain artists, performers, speakers, venues and others are increasingly entering into this business.
          Risks Related to Our Common Stock
          We may need additional capital, and we cannot be sure that additional financing will be available. Although we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for at least the next eighteen months, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to continue to experience operating losses. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
          Certain of our stockholders prior to June 6, 2006 possess preemptive rights. Prior to the removal of preemptive rights from our articles of incorporation, we had issued shares of our common stock for cash without giving notice to those stockholders. Accordingly, at some point those stockholders who possess these rights may exercise these rights, which would require us to issue additional shares of our common stock. We know the price at which these stockholders may exercise their rights; however, at this time, we are unable to determine with certainty which of our stockholders possess these rights with respect to prior issuances. As a result, we cannot determine the number of shares that may be purchased upon the exercise of existing preemptive rights. Any exercise of preemptive rights will likely be dilutive to those stockholders who do not possess those rights, other the Series A Convertible Preferred Stock.
          The liquidity of our common stock is affected by its limited trading market. Shares of our common stock are traded on the Over-the-Counter Bulletin Board System, or OTC Bulletin Board, under the symbol “IMKI.OB.” There currently is no broadly followed, established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock, historically, has been limited and sporadic. As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.
          Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to “penny stock.” The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in those regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors, which generally are institutions with assets in excess of $5.0 million and individuals with a net worth in excess of $1.0 million or annual income exceeding $0.2 million (individually) or $0.3 million (jointly with their spouse).
           Our common stock will likely be subject to substantial price and volume fluctuations. The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:
•	our small public float;

•	our quarterly operating results;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	the introduction of new products by us or our competitors;

•	future sales of our common stock by us or other selling stockholders;

•	changes in general market or economic conditions; and

•	announcements of legislative or regulatory changes.
The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. In addition, there has been a limited public market for our common stock. We cannot predict the extent to which investor interest in us will be maintained. Interest in our common stock is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.
           If, in the future, we conclude that our internal control over financial reporting is not adequate, or if our auditors conclude that our evaluation of internal controls over financial reporting is not adequate, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-KSB commencing for fiscal years ending after December 15, 2007. This report is required to contain an assessment by management of the effectiveness of such company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to, and report on, management’s assessment of the effectiveness of the company’s internal control over financial reporting commencing for fiscal years ending after December 15, 2008. There is a risk that we may identify internal control deficiencies that suggest that our controls are not effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.
           The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. For example, in July 2006, we restated our financial statements in order to correct the valuation of previously issued common stock, and in November 2006 we restated our financial statements to adjust the push-down accounting utilized in connection with Series  A Convertible Preferred Stock investment. Any system of internal controls can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, among others, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that controls implemented will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.
           We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we cannot declare dividends without the consent of holders of the Series  A Convertible Preferred Stock.
           Radical has certain registration rights that have been granted to them as part of their investment. Radical may be able to register its shares without registering shares of other stockholders. Under the Investor’s Rights Agreement entered into on June 8, 2006, in connection with the issuance and sale of the Series A Convertible Preferred Stock, Radical was granted certain registration rights. Radical has demand registration rights, which they can exercise on two occasions under the Investor’s Rights Agreement. If, however, this registration is to be an underwritten public offering, and the underwriter believes that the number of shares proposed to be sold will interfere with the successful marketing of Radical’s shares, then the shares available for sale will be reduced first for other stockholders and then for Radical to the number of shares the underwriter has specified.

Item 2. Description of Property.
          On March 1, 2007, we relocated our corporate headquarters to 320 South Walton, Dallas, Texas 75226. We sublease this space from an affiliate of Radical, HDNet LLC. Under this sublease, we lease approximately 600 square feet for $900 per month, utilities included. This sublease expires on February 29, 2008. Our corporate headquarters from February 2006 until February 2007 were located at 10488 Brockwood Road, Dallas, Texas 75238, in approximately 4,200 square feet of space with a monthly rental rate of $2,000. We leased that space pursuant to a sublease that expired on February 28, 2007.
Item 3. Legal Proceedings.
          We currently are not involved in any proceedings or lawsuits and, to management’s knowledge, there is not any threatened proceedings or lawsuits. From time to time, however, we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our products and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
Item 4. Submission of Matters to a Vote of Security Holders.
          Not applicable.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
     Market Information
          Shares of Immediatek common stock currently are quoted on the OTC Bulletin Board under the symbol “IMKI.OB.” Immediatek common stock previously was traded under the symbol “ITEK.OB” and, for a brief period during 2006, was quoted in the Pink Sheets, as indicated below. The range of high and low bids for shares of Immediatek common stock by quarter are as follows, based on bids that represent prices quoted by broker-dealers on the OTC Bulletin Board or Pinks Sheets, as indicated below. The source of the high and low bids was the OTC Bulletin Board and Pink Sheets, as applicable. The following quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and, therefore, may not represent actual transactions.

	2006		2005		Dividends Paid
	High	Low	High	Low	2006	2005
First Quarter	$0.55	$0.02	$0.25	$0.12	$—	$—
Second Quarter*	21.00	0.10	0.15	0.07	—	—
Third Quarter**	18.65	1.01	0.07	0.01	—	—
Fourth Quarter	$18.00	$2.00	$0.15	$0.01	$—	$—

*	At the close of business on June 6, 2006, we effected a 100-for-1 reverse stock split of Immediatek common stock. As a result, the quotation price was proportionately adjusted upward (multiplied by 100) by the market immediately following the reverse stock split. Additionally, due to the reverse stock split, the quotation symbol for Immediatek common stock was changed to “IMKI.OB.” On June 26, 2006, Immediatek common stock ceased to be quoted on the OTC Bulletin Board and began quotations in the Pink Sheets under the symbol “IMKI.PK.”

**	In August 2006, quotations for Immediatek common stock resumed on the OTC Bulletin Board under the symbol “IMKI.OB.”
          As of March 2, 2007 and December 31, 2006, there were 474,807 shares of Immediatek common stock outstanding with approximately 230 stockholders of record. As of March 2, 2007 and December 31, 2006, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock outstanding held by one stockholder, Radical Holdings LP. The outstanding shares of Series A Convertible Preferred Stock are convertible into 9,021,333 shares of Immediatek common stock as of December 31, 2006 and March 2, 2007. Radical Holdings LP

has the right to vote these shares on all matters that are required or permitted to be submitted to our common stockholders on an as-converted basis.
     Dividend Policy
          While there were no restrictions on the payment of dividends prior to June 2006, we have never declared or paid any cash dividends on shares of Immediatek common stock and presently have no intention of paying any cash dividends in the foreseeable future. In accordance with the terms of the Series A Convertible Preferred Stock, we cannot declare or pay a dividend without the consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding, and any cash dividends would not only be payable to the common stockholders but also to the stockholders of the Series A Convertible Preferred Stock, on an as-converted basis.
     Equity Compensation Plan Information
          The following table provides information regarding the status of our existing equity compensation arrangements at December 31, 2006:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	second column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	1,625	$15.00	—

Total	1,625	$15.00	—

(1)	Consists of one Non-Statutory Stock Option Agreement entered into with an individual as consideration for consulting services. Pursuant to the option agreement, the consultant was granted an option to purchase 6,500 shares of Immediatek common stock that vested in 36 equal monthly installments at the end of each calendar month, commencing in May 2005, so long as the consulting arrangement was in effect. The consulting agreement was terminated on February 14, 2006. As a result and in accordance with the option agreement, the shares acquirable pursuant to this option ceased to vest after nine monthly installments, which resulted in 1,625 vested shares under this option. The term of this option for vested shares expires on May 5, 2008. The Company has no other equity compensation plans or arrangements.

Item 6. Management’s Discussion and Analysis or Plan of Operation.
     Overview
          Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or Immediatek, and its subsidiary, DiscLive, Inc., or DiscLive, collectively.
          The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes accompanying those financial statements, which are included in this Annual Report on Form 10-KSB. MD&A includes the following sections:
•	Recent Developments — a description of important events that have recently occurred.

•	Our Business — a general description of our business; our objectives, our areas of focus; and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations for the years presented in this Annual Report on Form 10-KSB.

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
     Recent Developments
          On February 21, 2007, we entered into a Sublease with HDNet LLC, an affiliate of Radical Holdings LP, whereby we sublease from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007 and expires February 29, 2008. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP.
          On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP will provide certain management services to us, including, among others, legal, financial, marketing and technology. These services will be provided to us at a cost of $3,500 per month; however, we will not be required to pay these fees and, accordingly, will account for these costs of services as a deemed contribution to Immediatek.
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
          DiscLive has recorded live events for Cooder Graw, dada, Thirty Seconds to Mars, the Toadies, Flyleaf, the Pixies, The Fixx and Vertical Horizon, among others. We recorded thirteen live events, two of which were music festivals, and sold, or delivered under contract, approximately 2,000 recordings of those events and prior events at an average price of $25, during the year ended December 31, 2006. During the year ended December 31, 2005, we recorded 51 live events, three of which were music festivals and sold, or delivered under contract, approximately 10,000 recordings of those events and prior events at an average price of $14.

          History of Operating Losses
          The following table presents our net loss and cash used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2006		2005
		(see Note 4)
	Successor	Predecessor
	June 8 - December 31	January 1 - June 7	Predecessor

Net loss	$(168,955)	$(458,485)	$(1,943,068)
Net cash used in operating activities	$(1,011,481)	$(300,516)	$(288,955)
          Our net loss during the period from June 8, 2006 to December 31, 2006, includes gains on extinguishment of debt and changes in the estimates and settlements of certain payroll and sales tax liabilities of $80,021 and $90,480, respectively. Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
          The reports of each of our present and former independent registered public accounting firms on our financial statements for the years ended December 31, 2006 and 2005 include an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
          We funded our operations during the year ended December 31, 2006, primarily from the proceeds generated by the sale of the Series A Convertible Preferred Stock. Prior to closing the Series A Convertible Preferred Stock transaction on June 8, 2006, we borrowed $347,000 aggregate principal amount from Radical Holdings LP to cover operations and repay indebtedness. These borrowings were credited in full towards the aggregate purchase price of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.
          Our Objective
          Our objective is to utilize our assets — brand name, unique concept and people — to increase recordings of live events and sales of those recordings. Our vision to achieve that objective includes:
•	Increase in Recordings: Market and expand our services to a number of different live events, including those other than concerts, in order to increase the sales of our product.

•	Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently. We continue to refine our strategy on the deployment of assets to make most efficient use of those assets, while reducing costs. In that regard, we have reconfigured certain of our equipment and purchased additional equipment to decrease transportation expense. Additionally, we believe by expanding our services outside of concert recordings that we can more effectively maximize profit by reducing sales risk.

•	Extend Product Sales Cycles. Generally, sales for our product are highest immediately before, during and immediately after the live event. We are in the process of analyzing and developing alternative distribution and marketing methods to sustain product sales for a longer duration following the live event, such as digital downloads, ringtones and delivery to mobile devices. If we are able to sustain sales volumes for a longer duration, our margins will increase on the product. Further, we believe digital downloads will be necessary given industry trends. See “Item 1. Description of Business — The Industry.”

          Areas of Focus
          Generating Live Event Recordings. Our management is now directing substantially all of its attention to marketing our services and products to obtain contracts to record live content. We believe that we will secure more recordings of live events with a majority of our personnel expending their time analyzing live events and attempting to procure contracts to record those live events.
          Disposing of Non-Essential Assets and the Acquisition of New Equipment. We have identified assets that are non-essential or inefficient to our business. These assets are classified in the financial statements as Assets Held for Sale. We have sold and identified for sale certain of those non-essential or inefficient assets. Utilizing the proceeds from the sale of those assets, we have purchased, and will continue to purchase, new equipment that improves the efficiency of our business and the quality of our product, as well as provide us more flexibility with our product offerings.
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
          Obtaining Contracts to Record Live Events that are Profitable. While obtaining contracts to record live events creates challenges in itself, our ability to obtain contracts to record live events that generate sufficient sales of our products is even more challenging. Prior to entering into recording contracts, we perform an analysis of the costs to be incurred and the amount of our product that we estimate will be sold. These analyses contain many assumptions, many of which are beyond our control. If our analysis of a number of recording contracts proves to be incorrect, we will not generate sufficient cash from our operating activities to sustain operations and, therefore, will require additional funding to continue our business. We are also implementing and exploring various measures to minimize our sales risk.
          Additionally, in the live concert business, record labels are hesitant to permit us to record artists they represent. The record labels commonly cite that our products would compete with the sale of products they distribute for the artist and, therefore, decrease their profits. This is especially common where the record label has not yet recouped all its costs related to the artist. We are attempting to demonstrate to the record labels that our products complement their existing products.
          Maintaining a Quality Product. Our product continues to evolve. In early 2004, the speed of compact disc duplicators increased to a point where our product could be produced efficiently. As technology improves and better quality recordings are necessary, we will be required to improve our products to maintain a market for our products and compete with our competitors. In that regard, we have purchased, and will continue to purchase, newer equipment that will operate more efficiently and provide a better quality product.
          Decreases in Prices of Technology. Decreases in the cost of the technology required to provide quality live event recordings is permitting venues or the performers of the live events to record the live event themselves. Accordingly, we have to demonstrate the value added by our services in addition to the recording of the live event to be competitive. We are attempting to demonstrate this, as well as evolve new methods to further differentiate our services.
          Additionally, see “Risk Factors” in Part I of this Annual Report on Form 10-KSB concerning other risks and uncertainties facing us.

          Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.
     Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the consolidated financial statements and in the notes accompanying those financial statements. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Non-Current Assets. The Company has certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement.

•	Goodwill. Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	New Basis of Accounting. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on June 8, 2006, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

•	Revenue Recognition. DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to ETIF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes all shipping and handling fees charged to its customers in gross revenue. All actual costs incurred by the Company for shipping and handling are immaterial in nature and are included as direct costs of revenue.
          While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 2 — Summary of Significant Accounting Policies and Procedures” in the notes accompanying our consolidated financial statements commencing on page F-8.

     Recent Accounting Standards and Pronouncements
          Refer to “Note 2 — Summary of Significant Accounting Policies and Procedures” accompanying the consolidated financial statements commencing on page F-8 for a discussion of recent accounting standards and pronouncements.
     Operations Review
          As a result of the push down accounting adjustments described in “Note 4—New Basis of Accounting” commencing on page F-15, the activity for the period from June 8, 2006 through December 31, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the period from January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005. For the post-push down period, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
          The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

	2006		2005
		(see Note 4)
	Successor	Predecessor		2006 vs. 2005
	June 8 - December 31	January 1 - June 7	Predecessor	Change	% Change

Revenues	$30,644	$19,451	$140,912	$(90,817)	(64)%
Cost of sales	23,154	43,584	166,960	(100,222)	(60)

Gross Margin	7,490	(24,133)	(26,048)	9,405	(36)%
Gross Margin Percentage	24%	(124)%	(18)%
General and administrative expenses	41,902	34,903	329,539	(252,734)	(77)%
Consulting services	9,251	—	26,847	(17,596)	(66)
Professional fees	79,189	328,347	89,264	318,272	357
Salaries and benefits	160,779	89,130	184,585	65,324	35
Non-cash stock compensation	—	3,410	45,496	(42,086)	(93)
Non-cash consulting expense	29,000	—	68,371	(39,371)	(58)
Loss on disposal of fixed assets	6,113	—	—	6,113	100
Loss on impairment of intangible assets	4,177		701,503	(697,326)	(99)
Gain on the settlement of payroll and sales tax liabilities	(90,480)	—	—	(90,480)	100
Depreciation and amortization	27,925	2,755	257,595	(226,915)	(88)
(Gain) loss on extinguishment of debt	(80,021)	43,056	46,000	(82,965)	(180)
Gain on settlement of accounts payable	—	(140,525)	—	(140,525)	100

Net operating loss	$(180,345)	$(385,209)	$(1,775,248)	$1,209,694	(68)%
Interest income (expense), net	11,350	(73,276)	(167,820)	105,894	(63)

Net loss	$(168,995)	$(458,485)	$(1,943,068)	$1,315,588	(68)%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	(3,000,000)	—	—	(3,000,000)	100

Net loss attributable to common stockholders	$(3,168,995)	$(458,485)	$(1,943,068)	$(1,684,412)	87%

Weighted average number of common shares outstanding — basic and fully diluted	474,807	324,105	319,605	4,500	150%

Basic and diluted loss per common share attributable to common stockholders	$(6.67)	$(1.41)	$(6.08)	$(2.01)	33%

          Revenues. The decrease in revenues is attributable to fewer live events recorded and, correspondingly fewer product sales, during the year ended December 31, 2006, as compared to the year ended December 31, 2005.
          We expect revenues for 2007 to be flat or higher, as we believe we will record most of the same large revenue events during 2007 that were recorded in 2006. We are actively pursuing live events in addition to those recorded in 2006. No assurances, however, can be given that we will be able to record the same events recorded during 2006.

          Cost of Sales. Costs of sales decreased due to the decrease in the number of live events recorded, and a corresponding lower number of product sales, in the year ended December 31, 2006 (thirteen live events; approximately 2,000 units), as compared to the year ended December 31, 2005 (51 live events; approximately 10,000 units).
          We expect costs of sales to increase if our revenues increase; however, we continue to evaluate and implement plans to reduce the costs associated with our products, which we anticipate will offset a portion of any increase in cost of sales.
          General and Administrative Expense. The decrease in general and administrative expense for the year ended December 31, 2006, as compared to the year ended December 31, 2005, is attributable to the reduction of rent for office space, a decrease in advertising expense, a decrease in travel and other measures we undertook to reduce operations due to a lack of sufficient operating funds.
          We anticipate that general and administrative expense will decrease slightly over the next twelve months due to the reduction in rent and utilities; however, any reductions may be more than offset by additional costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.
          Consulting Services. The decrease in consulting services expense is the result of the termination of all our prior consultants, which was offset by the retention of consultants to design and implement information systems and repair equipment. During the 2007 fiscal year, consulting services expense should decrease, as we have completed a majority of the repairs to our information systems and equipment.
          Professional Fees. The increase in professional fees is attributable to fees incurred in connection with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, together with the legal fees for the consummation of the Series A Convertible Preferred Stock transaction.
          We anticipate that professional fees for 2007 will decrease due to the completion of the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003 and the consummation of the Series A Convertible Preferred Stock transaction. The decrease will, however, be offset by anticipated increases in audit fees, fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we attempt to expand our operations.
          Salaries and Benefits. Salaries and benefits increased from the prior period primarily from the employment contracts entered into with our officers in March 2006, the addition of new employees and the retention of benefit plans. Salaries and benefits will be approximately $232,000 for 2007.
          Non-Cash Stock Compensation. The decrease is the result of us no longer paying compensation in the form of our stock, which is primarily due to our available cash on hand.
          Non-Cash Consulting Expense. Non-cash consulting expense decreased from the prior year due to the termination of all prior consultants. The decrease was offset, however, by consulting services provided to us by personnel of Radical Incubation LP for management items, including, among others, legal and financial services. Radical Incubation LP did not require payment for these services. During 2007, non-cash consulting expense will increase as a result of the Management Services Agreement we entered into with Radical Incubation LP (See— “Recent Developments” above).
          Loss on Disposal of Fixed Assets. During 2006, we incurred a loss on the disposal of fixed assets because of the sale or write-off of assets that we identified for sale or no longer utilize, respectively, at amounts less than book value.
          Impairment of Intangible Assets. Impairment of intangible assets decreased due to impairment charge of approximately 70% of the assets recorded with DiscLive acquisition that occurred in 2005. The loss in 2006 consisted of a charge related to the release of a former executive from a non-compete agreement. The non-compete agreement was capitalized with the push-down accounting from the Radical Holdings LP transaction. The non-compete was released in October 2006 and, accordingly, the remaining net book value was written-off.
          Gain on the Settlement of Payroll and Sales Tax Liability. During 2005, we accrued amounts for unpaid royalties, mechanicals, sales taxes and payroll taxes, among others. As a result of settlements during 2006 and changes in estimates based upon further information, we wrote-off certain amounts of those accruals, primarily sales taxes ($15,017) and payroll taxes ($75,463).
          Depreciation and Amortization. This decrease is attributable to the impairment of fixed assets and intangible assets recognized at December 31, 2005, which was offset by the step-up in basis resulting from the application of “push down” accounting.
          (Gain) Loss on Extinguishment of Debt. This relates to the conversion of certain notes payable into Company common stock upon consummation of the Radical Holdings LP transaction and the settlement of accrued interest related to converted or repaid notes payable.
          Gain on Settlement of Accounts Payable. This amount results from the discounts that we negotiated and settled during the period on certain outstanding accounts payable. The amount recorded in accounts payable represents the current amounts outstanding per invoices received from vendors.
          Interest Income (Expense), Net. Interest expense was lower as a result of a decrease in notes payable outstanding during the year ended December 31, 2006, as compared to the same period in 2005. Interest income increased during the year ended December 31, 2006, as compared to the same period in 2005, due to increased cash balances resulting from the sale of the Series A Convertible Preferred Stock on June 8, 2006.
          Income Taxes. There was no Federal income tax expense recorded for the year ended December 31, 2006 or 2005, due to a net loss in each period. We do not record deferred tax benefits related to net operating losses because of the uncertainty of realizing those benefits.
          Deemed Dividend Related to Beneficial Conversion Feature on Series A Convertible Preferred Stock. Immediatek issued 4,392,286 shares of its Series A Convertible Preferred Stock at $0.68 per share to Radical Holdings LP for cash proceeds of $3,000,000. The beneficial conversion feature represents the difference between the fair market value of Immediatek common stock and the conversion price on the date of issuance of the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. We recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds or the beneficial conversion feature of $123,321,622.
     Liquidity and Capital Resources and Financial Position
          General
          Prior to the issuance and sale of the Series A Convertible Preferred Stock, we had been attempting to raise adequate capital to be able to continue our operations and implement our business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the second half of 2005 and the first five months of 2006, our management took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement, or the Purchase Agreement, with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of our liabilities, our management estimates that we will have $775,000 of operating funds, which management anticipates will sustain our current operations until the conclusion of the second quarter of 2008. At the end of the second quarter of 2008, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we are undertaking various plans and measures, which we believe will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.
          As a result of the push down accounting adjustments described in “Note 4—New Basis of Accounting” commencing on page F-15, the activity for the period from June 8, 2006 through December 31, 2006, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the period from January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005.
          Operating Activities. Cash used in operations was $1,011,481 and $300,516 for the post-push down and pre-push down periods, respectively, in the year ended December 31, 2006, as compared to $288,955 of cash used in operations for the year ended December 31, 2005. The increase in cash used in operations is primarily attributable to the payment of accounts payable and accrued liabilities. Payment of these amounts was deferred during 2005 due to the lack of funds.
          Investing Activities. Cash provided by investing activities for the post-push down period was $10,836, as compared to cash used in investing activities of $2,476 for the pre-push down period, in the year ended December 31, 2006. Cash used in investing activities was $13,646 for the year ended December 31, 2005. For the year ended December 31, 2006, the cash provided by investing activities consisted of the sale of assets held for sale, which was offset by cash used in investing activities primarily consisting of upgrades and enhancements to DiscLive’s website.
          Financing Activities. Cash provided by financing activities was $2,024,851 and $331,345 for the post-push down and pre-push down periods, respectively, in the year ended December 31, 2006, as compared to cash provided by financing activities of $281,051 for the year ended December 31, 2005. The increase from 2005 is attributable to the issuance and sale of the Series A Convertible Preferred Stock to Radical Holdings LP that resulted in proceeds of $2,653,000 in the post-push down period. This increase was offset by the repayment of $628,149 of notes payable in the post-push down period.
          Indebtedness
          At December 31, 2006, we did not have any outstanding indebtedness for borrowed money.
          Contractual Obligations and Commercial Commitments
          The following table highlights, as of December 31, 2006, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Sublease (a)	$4,000	$4,000	$—	$—	$—

Total:	$4,000	$4,000	$—	$—	$—

(a)	This sublease expired on February 28, 2007. On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007 and expires February 29, 2008 (See— “Recent Developments” above.)
          Liquidity
          We believe that the funds received from the consummation of the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business until the conclusion of the second quarter of 2008. At the end of the second quarter of 2008, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we are undertaking various plans and measures, which we believe will increase funds generated from operating activities. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activities.

Item 7. Financial Statements.
          Our audited consolidated financial statements and accompanying footnotes can be found beginning with the Index to Consolidated Financial Statements on page F-1, which follows the signature page of this Annual Report on Form 10-KSB.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
          None.
Item 8A. Controls and Procedures.
     Controls and Procedures
          Our chief executive officer and president are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for us. Accordingly, our chief executive officer and president designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and president by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Quarterly Reports on Forms 10–QSB and annually on our Annual Reports on Forms 10-KSB. Based upon the evaluation for the period ended December 31, 2006, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-KSB (December 31, 2006), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
          Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. We have concluded that we did not maintain effective internal controls. We determined that because effective controls were not in place, the recognition of certain items was inconsistent with our accounting policies and that a material weakness existed in our internal control over financial reporting, and disclosed this to our Board of Directors and to our independent registered public accounting firm. In addition, we have determined that a material weakness exists in our internal controls over financial reporting related to the limited number of personnel we have. We disclosed this to our Board of Directors and to our independent registered public accounting firm.
     Plan for Remediation of Material Weaknesses
          We are in the process of designing and instituting new policies that substantially improve these controls. Also, we have retained qualified personnel and consultants for our accounting and reporting functions.
     Changes in Internal Controls
          Changes in our internal controls are currently being designed and will be implemented on an ongoing basis as designed.

     Limitations on the Effectiveness of Controls
          Our management, including our chief executive officer and president, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
          The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 8B. Other Information.
          None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
          The information called for by this Item 9 is contained in our definitive Information Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.
Item 10. Executive Compensation.
          The information called for by this Item 10 is contained in our definitive Information Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information called for by this Item 11 is contained in our definitive Information Statement to be filed with the Securities and Exchange Commission and in Item 5 of this Annual Report on Form 10-KSB and is incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
          The information called for by this Item 12 is contained in our definitive Information Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Exhibits.
          The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.1	Form of common stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.2	Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.8	Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.1.1	Secured Promissory Note, dated as of April 8, 2005, made by the Registrant in favor of Osias Blum in the aggregate principal amount of $425,000 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.1.2	Collateral Assignment and General Security Agreement, dated as of April 8, 2005, by and between Osias Blum and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.2.1	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.2.2	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.3	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.4.1	Securities Purchase Agreement, dated as of January 24, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 and incorporated herein by reference).

10.4.2	First Amendment to Securities Purchase Agreement, dated as of March 3, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.5	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Zach Bair and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.6	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Paul Marin and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.7.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.7.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.7.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.8.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.9.1	Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.2	Form of First Amendment to Note Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.3	Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.10	Amended and Restated Consolidated Secured Convertible Promissory Note, effective as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.1	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.2	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.12	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.13	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.14	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.15	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.16	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).

10.18	Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.19	Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

14.1	Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Indicates document filed herewith.

Item 14. Principal Accountant Fees and Services.
          The information called for by this Item 14 is contained in our definitive Information Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸ a Nevada corporation
Date: March 6, 2007	By:	/s/ PAUL MARIN
		Name:	Paul Marin
		Title:	President and Secretary (On behalf of the Registrant and as Principal Financial Officer)

          In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA Darin Divinia	Director	March 6, 2007

/s/ TRAVIS HILL Travis Hill	Chief Executive Officer (principal executive officer)	March 6, 2007

/s/ PAUL MARIN Paul Marin	Director, President and Secretary (principal financial and accounting officer)	March 6, 2007

S-1

IMMEDIATEK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm for fiscal year ended December 31, 2006	F-2
Report of Independent Registered Public Accounting Firm for fiscal year ended December 31, 2005	F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the period from January 1, 2006 to June 7, 2006, the period from June 8, 2006 to December 31, 2006, and the fiscal year ended December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Deficit for the period from January 1, 2006 to June 7, 2006, the period from June 8, 2006 to December 31, 2006, and the fiscal year ended December 31, 2005
F-6
Consolidated Statements of Cash Flows for the period from January 1, 2006 to June 7, 2006, the period from June 8, 2006 to December 31, 2006, and the fiscal year ended December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Immediatek, Inc.
We have audited the accompanying consolidated balance sheet of Immediatek, Inc. and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immediatek, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations during each of the last two fiscal years and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as they relate to these issues are also explained in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ KBA GROUP LLP
KBA GROUP LLP
Dallas, Texas
March 7, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Immediatek, Inc.
We have audited the accompanying balance sheet of Immediatek, Inc. and subsidiary (the “Company”) as of December 31, 2005, and the related statements of income, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. and subsidiary as of December 31, 2005, and the results of their operations, equity and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company suffered recurring losses from operations during the fiscal year ended December 31, 2005 and had an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as they relate to these issues are also explained in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 6 to the consolidated financial statements, the Company restated its fiscal 2005 consolidated financial statements.
/s/ BECKSTEAD AND WATTS, LLP
May 10, 2006, except for Notes 5 and 6, as to which the date is July 14, 2006

Immediatek, Inc.
Consolidated Balance Sheets

	Successor	Predecessor
	December 31, 2006	December 31, 2005
Assets

Current assets:
Cash	$1,052,559	$—
Accounts receivable	6,678	4,000
Prepaid expenses and other current assets	2,914	3,668

Total current assets	1,062,151	7,668

Fixed assets, net	115,519	18,599
Assets held for sale	6,728	—
Intangible assets, net	32,198	—
Goodwill	1,765,493	162,071

Total Assets	$2,982,089	$188,338

Liabilities and Stockholders’ Deficit

Current liabilities:
Cash overdraft	$—	$2,951
Accounts payable	21,552	488,512
Accrued liabilities	194,671	508,075
Accrued interest	—	90,617
Notes payable	—	123,606
Notes payable, related party	—	43,000
Convertible notes payable	—	1,005,249

Total current liabilities	216,223	2,262,010

Total Liabilities	216,223	2,262,010

Series A convertible preferred stock (conditionally redeemable), $0.001 par value, 4,392,286 shares authorized, issued and outstanding at December 31, 2006 with a liquidation preference of $0.68 per share; no shares issued or outstanding at December 31, 2005	3,000,000	—

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 474,807 and 324,105 shares issued and outstanding at December 31, 2006 and 2005, respectively	475	324
Additional paid-in (deficit) capital	(65,614)	7,013,205
Accumulated deficit	(168,995)	(9,087,201)

Total stockholders’ deficit	(234,134)	(2,073,672)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$2,982,089	$188,338

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2006		2005
		(see Note 4)
	Successor	Predecessor
	June 8 - December 31	January 1 - June 7	Predecessor

Revenues	$30,644	$19,451	$140,912
Cost of sales	23,154	43,584	166,960

Gross margin	7,490	(24,133)	(26,048)

Expenses:
General and administrative expenses	41,902	34,903	329,539
Consulting services	9,251	—	26,847
Professional fees	79,189	328,347	89,264
Salaries and benefits	160,779	89,130	184,585
Non-cash stock compensation	—	3,410	45,496
Non-cash consulting expense	29,000	—	68,371
Impairment of intangible assets	4,177	—	701,503
Depreciation and amortization	27,925	2,755	257,595
(Gain) loss on extinguishment of debt/liabilities	(80,021)	43,056	46,000
Gain on settlement of payroll tax and sales tax liabilities	(90,480)	—	—
Gain on settlement of accounts payable	—	(140,525)	—
Loss on sale and disposal of assets held for sale	6,113	—	—

Total expenses	187,835	361,076	1,749,200

Net operating loss	(180,345)	(385,209)	(1,775,248)

Other income (expense):
Interest expense	(1,509)	(73,370)	(167,820)
Interest income	12,859	94	—

Net loss	$(168,995)	$(458,485)	$(1,943,068)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	(3,000,000)	—	—

Net loss attributable to common stockholders	$(3,168,995)	$(458,485)	$(1,943,068)

Weighted average number of common shares outstanding — basic and fully diluted	474,807	324,105	319,605

Basic and diluted loss per common share attributable to common stockholders	$(6.67)	$(1.41)	$(6.08)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital (Deficit)	Deficit	Deficit

PREDECESSOR PERIOD:

Balance, December 31, 2004	297,965	$298	$6,551,207	$(7,144,133)	$(592,628)

Shares issued for non-employee consulting	2,640	3	37,677		37,680
Shares issued for employee services	500		2,500		2,500
Issuance of stock options			69,188		69,188
Imputed interest on notes payable from stockholders			2,701		2,701
Shares issued for acquisition of Moving Records, LLC	16,000	16	287,984		288,000
Shares issued for settlement of notes payable	7,000	7	125,993		126,000
Legal fees for equity issuance			(64,045)		(64,045)
Net loss			—	(1,943,068)	(1,943,068)

Balance, December 31, 2005	324,105	324	7,013,205	(9,087,201)	(2,073,672)

Issuance of stock options			3,410		3,410
Imputed interest on notes payable from stockholders			9,370		9,370
Settlements	108,662	109	(109)		—
Shares issued for conversion of notes payable	42,040	42	636,598		636,640
Net loss				(458,485)	(458,485)

Balance, June 7, 2006	474,807	475	7,662,474	(9,545,686)	(1,882,737)

SUCCESSOR PERIOD:
Equity adjustments related to push-down accounting			(7,757,088)	9,545,686	1,788,598
Contribution of stockholder services			29,000		29,000
Net loss				(168,995)	(168,995)

Balance, December 31, 2006	474,807	$475	$(65,614)	$(168,995)	$(234,134)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2006		2005
		(see Note 4)
	Successor	Predecessor
	June 8 - December 31	January 1 - June 7	Predecessor
Cash flows from operating activities:
Net loss	$(168,995)	$(458,485)	$(1,943,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,925	2,755	257,595
Non-cash interest expense	—	12,353	37,902
Non-cash consulting fees	29,000	—	68,371
Non-cash stock compensation	—	3,410	45,496
Loss on sale and disposal of assets held for sale	6,113	—	—
Gain on change in estimates and partial settlement of payroll and sales tax liabilities	90,480	—	—
(Gain) loss on extinguishment of debt/liabilities	(80,021)	43,056	46,000
Impairment of intangible assets	4,177	—	701,503
Changes in assets and liabilities:
Accounts receivable	(2,678)	(4,000)	69,281
Prepaid expenses and other current assets	31,988	(26,000)	32,491
Accounts payable	(528,193)	61,233	141,644
Accrued liabilities	(421,153)	17,267	176,006
Accrued interest	(124)	47,895	77,824

Net cash used in operating activities	(1,011,481)	(300,516)	(288,955)

Cash flows from investing activities:
Purchase of fixed assets	(26,255)	(2,476)	(13,646)
Proceeds from the sale of fixed assets	37,091	—	—

Net cash provided by (used in) investing activities	10,836	(2,476)	(13,646)

Cash flows from financing activities:
Cash overdraft	—	2,951	2,951
Legal fees paid for equity issuance	—	—	(64,045)
Payments on notes payable	(628,149)	(18,606)	(248,600)
Proceeds from notes payable	—	347,000	590,745
Proceeds from issuance of Series A convertible preferred stock	2,653,000	—	—

Net cash provided by financing activities	2,024,851	331,345	281,051

Net increase (decrease) in cash	1,024,206	28,353	(21,550)
Cash — beginning	28,353	—	21,550

Cash — ending	$1,052,559	$28,353	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Supplemental non-cash financing and investing activities:
Number of shares issued for consulting services	—	—	2,640
Value of shares issued for consulting services	$—	$—	$37,680

Number of shares issued for employee services	—	—	500
Value of shares issued for employee services	$—	$—	$2,500

Number of shares issued for settlement/termination of agreements	—	108,662	—
Value of shares issued for settlement/termination of agreements	$—	$1,521,268	$—

Number of Series A shares issued for conversion of notes payable	508,040	—	—
Value of Series A shares issued for conversion of notes payable	$347,000	$—	$—

Number of shares issued for conversion of notes payable	—	42,040	7,000
Value of shares issued for conversion of notes payable	$—	$636,640	$126,000

Number of shares issued for acquisition of assets	—	—	16,000
Value of shares issued for acquisition of assets	$—	$—	$288,000
See accompanying notes to consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
NOTE 1 — HISTORY, ORGANIZATION AND DESCRIPTION OF THE BUSINESS OF THE COMPANY
          Immediatek was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, Barrington Laboratories, Inc. amended its Articles of Incorporation to rename the company, ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.
          On September 18, 2002, ModernGroove Entertainment, Inc. combined by “reverse-merger” with Immediatek, Inc., a Texas corporation. On November 5, 2002, ModernGroove Entertainment, Inc. amended its Articles of Incorporation to rename the company, Immediatek, Inc.
          Immediatek, Inc. (Texas corporation) was organized March 1, 2002 (Date of Inception) under the laws of the State of Texas, as Immediatek, Inc. Upon completion of the reverse merger, the Texas corporation was dissolved.
          On June 8, 2006, Immediatek issued and sold, and Radical Holdings LP purchased, 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto. As a result, a change in control of Immediatek occurred because Radical Holdings LP beneficially owned 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek (See “Note 3 — Change in Control and Series A Convertible Preferred Stock”).
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Push Down Accounting: See “Note 4 — New Basis of Accounting.”
Going Concern: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, as a result of $3,000,000 in funding received on June 8, 2006 (See “Note 3 — Change in Control and Series A Convertible Preferred Stock” and “Note 5 — Going Concern”), the Company has adequate resources to fund its operations until the conclusion of the second quarter of 2008 based on its current business plan. There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan.
          See Note 5 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing in the future, if and when required, could have a material adverse effect on the operations and financial condition of the Company.
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, DiscLive, Inc., which primarily conducts all of the Company’s operating activity. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Certain accounts have been reclassified to conform to the current period’s presentation.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINNUED
DECEMBER 31, 2006
Management Estimates and Significant Risks and Uncertainties: The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates.
          The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	inability to continue as a going concern;

•	history of losses, which are likely to continue;

•	inability to utilize the funds received in a manner that is accretive;

•	inability to generate sufficient funds from operating activities to fund operations;

•	inability to obtain a sufficient number of contracts to record live content;

•	changes in the anticipated number of events to be recorded and resulting levels of product sales;

•	dependence on third-party manufacturers and contractors;

•	changes in technology that may make its products less attractive or obsolete;

•	difficulties in developing and marketing new products; and

•	changes in conditions affecting the economy generally.
Business Segments: The Company has determined that it currently operates in one segment, the production and sale of live recordings of events. The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”
Cash and Cash Equivalents: Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash.
Fair Value of Financial Instruments: Unless otherwise disclosed, the fair values of financial instruments approximate their carrying amount due primarily to their short-term nature.
Fixed Assets: At December 31, 2006, fixed assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less depreciation and additions (valued at cost) from June 8, 2006 to December 31, 2006. This valuation was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 —New Basis of Accounting” below for a more detailed discussion. Property, plant and equipment is depreciated using the straight-line method based upon the following life expectancy:

Computer equipment	1.5 years
Recording equipment	5 years
Office furniture and equipment	3 years
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
Intangible Assets: At December 31, 2006, intangible assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less amortization from June 8, 2006 to December 31, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 —New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company.

	Gross	Weighted
	Carrying	Average	Accumulated	Net Book Value at
	Amount	Lives	Amortization	December 31, 2006

Trade name and tradmarks	$29,100	4.5 years	$3,266	$25,834
Covenants not-to-compete	8,845	1.5 years	2,481	6,364

Total intangible assets	$37,945		$5,747	$32,198

          These assets are being amortized over their respective remaining useful lives described above, and the carrying amounts are evaluated each reporting period for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The estimated amortization of intangibles for each of the next five years is $11,700 for 2007, $8,765 for 2008, $5,820 for both 2009 and 2010 and $2,910 for 2011. The weighted average remaining life of intangibles is 3.8 years.
          On October 13, 2006, the Company released Zach Bair, the former Chief Executive Officer and President of the Company, from his covenant not-to-compete pursuant to that certain Stock Purchase Agreement, dated as of October 13, 2006, by and among the Company, Radical Holdings LP and Mr. Bair. As a result, the Company recorded a charge of $4,177 for the impairment of that portion of the covenants not-to-compete allocated to Mr. Bair.
Impairment of long-lived assets: The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. The Company recognized an impairment loss of $4,177 relating to its intangible assets during the period from June 8, 2006 through December 31, 2006. The Company recognized impairment losses in the amount of $539,432 during the year ended December 31, 2005, which wrote-off all existing intangible assets as of December 31, 2005.
Revenue Recognition: DiscLive primarily delivers products sold by shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00-10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All shipping and handling costs incurred by the Company are included as direct costs of revenue.
Goodwill: Due to the application of “push down” accounting, goodwill of the predecessor has been eliminated and goodwill of the successor is the difference between the aggregate purchase price of the Series A Convertible Preferred Stock issued and sold by the Company and the fair market value of the assets and liabilities of the Company at the date of the issuance and sale of the Series A Convertible Preferred Stock. See “Note 4 — New Basis of Accounting.” In the second quarter of 2007, or earlier if indicators of potential impairment exist, the Company will perform an impairment test to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing fair value of the single reporting unit to its carrying value. The Company estimates fair value using the discounted cash flows method. If the carrying value is less than fair value, the Company would complete step two in the impairment review process, which measures the amount of goodwill impairment.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis. The entire goodwill balance is assigned to the Company’s sole reporting unit.
          No events or changes in circumstances occurred during 2006 that would indicate that goodwill might be impaired. At December 31, 2005, the Company reviewed the carrying value of goodwill and recognized an impairment loss in the amount of $162,071 during the year ended December 31, 2005.
Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective method. The adoption of SFAS 123R did not impact the Company’s stock-based compensation expense for the year ended December 31, 2006. Further, the adoption of SFAS 123R is not expected to have a material adverse impact on the Company’s future stock-based compensation expense. The Company recognizes stock-based compensation expense on a straight-line basis over the period the award is earned by the employee.
Net Loss Per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding also was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock, warrants to purchase 37,425 shares of common stock and Series A Convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at December 31, 2006, options to purchase 1,625 shares of common stock and warrants to purchase 37,425 shares of common stock outstanding at June 7, 2006 and options to purchase 11,000 shares of common stock and warrants to purchase 38,759 shares of common stock outstanding at December 31, 2005, were not included in the computation of diluted loss per share, as the effect of including the options, warrants and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Income Taxes: The Company follows SFAS 109, “Accounting for Income Taxes,” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
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
Recently Issued Accounting Pronouncements:
          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Company for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on the financial statements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company estimates that the initial application of SFAS No. 157 will not be material.
NOTE 3 — CHANGE IN CONTROL AND SERIES A CONVERTIBLE PREFERRED STOCK
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
          A holder of a share of Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, Radical Holdings LP beneficially owned 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Accordingly, a change in control of the Company occurred on June 8, 2006, resulting in a new basis of accounting.
Series A Convertible Preferred Stock. The following is a summary of the material terms of the Series A Convertible Preferred Stock issued to Radical Holdings LP and established pursuant to the Certificate of Designation, Rights and Preferences filed by the Company with the Secretary of State of Nevada on June 5, 2006:
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
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
          Conversion. The shares of Series A Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing 95% of the total common stock outstanding after giving effect to the conversion. Accordingly, in the event the Company should issue additional common stock before conversion of the Series A Convertible Preferred Stock, the conversion price per share is subject to downward adjustments in order to cause the holders of the Series A Convertible Preferred Stock, collectively, to own 95% of the outstanding shares of Company common stock upon conversion of all Series A Convertible Preferred Stock. The conversion price of a share of Series A Convertible Preferred Stock into shares of Company common stock also is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.
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
          Voting. The holders of the shares of Series A Convertible Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. Except as required by law on matters requiring class voting, the holders of the Series A Convertible Preferred Stock and Company common stock vote together as a single class.
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
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
          (l) increase the salary of any officer or employee or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Securities Purchase Agreement then outstanding;
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
may appoint a designee to serve as an observer at all meetings of the Company’s or its subsidiaries’ Board of Directors and committees thereof.
          Investor’s Rights Agreement. In connection with, and as a condition to, the purchase and sale of the Series A Convertible Preferred Stock, the Company, Radical Holdings LP, Zach Bair and Paul Marin entered into an Investor’s Rights Agreement. The Investor’s Rights Agreement grants Radical Holdings LP certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected. The Investor’s Rights Agreement also grants Radical Holdings LP rights of first refusal to purchase any or all of the securities of the Company that Messrs. Bair or Marin propose to sell or otherwise transfer on the same terms and conditions as the proposed sale or transfer by them. In addition, the Investor’s Rights Agreement provides that Messrs. Bair and Marin are prohibited from selling or otherwise transferring any securities of the Company owned by them for a period of three years. After three years, they can sell or otherwise transfer half of the securities owned by them. If, however, Messrs. Bair or Marin is terminated for a reason other than cause, upon his termination he can sell a total of 10% of the securities owned by him in any given month. Further, in the Investor’s Rights Agreement, the Company covenanted with Radical Holdings LP to certain matters, including, the protective provisions described above. Pursuant to a Stock Purchase Agreement, dated October 13, 2006, by and among the Company, Radical Holdings LP and Mr. Bair, Radical Holdings LP and the Company agreed to release Mr. Bair from certain of his obligations, which include his obligations under the Investor’s Rights Agreement.
Classification. Since the redemption right with respect to the Series A Convertible Preferred Stock is conditional, the Series A Convertible Preferred Stock is not a liability under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” but should be classified as equity. Based on the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities,” however, the Series A Convertible Preferred Stock is classified outside of permanent stockholders’ equity. Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical Holdings LP controls over 50% of the voting securities of the Company since the Series A Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote. Therefore, Radical Holdings LP would be able to control a vote to redeem the Series A Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.
NOTE 4 — NEW BASIS OF ACCOUNTING
          In accordance with Emerging Issues Task Force Issue No. D-97, “Push Down Accounting,” as a result of the change in control of the Company by virtue of the purchase of the Series A Convertible Preferred Stock by Radical Holdings LP, the Company has “pushed down” this new basis to a proportionate amount of its underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:
•	adjustments to the Company’s fixed assets to reflect a step-up in basis of those assets to fair value;

•	the recording of the fair value of the Company’s trade names, trade marks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of the fair value of assets held for sale;

•	a decrease in additional paid-in capital from these adjustments; and

•	elimination of the accumulated deficit.
The primary changes to the statements of operations are:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
The increases in net loss due to higher levels of depreciation and amortization from the increase in the depreciable and amortizable basis of fixed assets and intangible assets, as applicable, were offset in cash used in operations by corresponding non-cash adjustments.
          As a result of the new basis of accounting resulting from the “push down” accounting adjustments described above, the statements of operations, the statements of cash flow and the statements of changes in stockholders’ deficit presentations separate the Company’s 2006 results, cash flows and stockholders’ deficit into two periods: (1) the period ending on June 7, 2006, which was the day prior to the consummation of the sale of the Series A Convertible Preferred Stock, and (2) the period beginning on June 8, 2006 utilizing the new basis of accounting.
NOTE 5 — GOING CONCERN
          As shown in the accompanying financial statements, as of December 31, 2006, the Company has an accumulated deficit of $168,995. For the year ended December 31, 2006, the accumulated deficit balance represents 207 days of activity, including gains on extinguishment of debt and changes in the estimates and settlements of certain payroll and sales tax liabilities of $80,021 and $90,480, respectively, and, therefore, is not indicative of expected future results (See “Note 13 — Accrued Liabilities”). Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.
          Prior to the issuance and sale of the Series A Convertible Preferred Stock, the Company had been attempting to raise adequate capital to be able to continue its operations and implement its business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the second half of 2005 and the first five months of 2006, management of the Company took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided the Company with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to the Company by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. . In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have $775,000 of operating funds, which management anticipates will sustain the Company’s current operations until the conclusion of the second quarter of 2008. At the end of the second quarter of 2008, the Company will be required to obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operations.
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
NOTE 6 — RESTATEMENT OF PRIOR YEAR’S CONSOLIDATED FINANCIAL STATEMENTS
          In July 2006, the Company restated its consolidated financial statements for the year ended December 31, 2005, due to the discovery of errors in accounting treatment and reported amounts. The restated consolidated financial statements were filed in an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2005. That amendment was filed on July 18, 2006 with the Securities and Exchange Commission.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
NOTE 7 — ASSET ACQUISITION
     On February 28, 2005, the Company entered into an Asset Purchase Agreement with Moving Records, LLC, a private Minnesota corporation. Pursuant to the Asset Purchase Agreement, the Company acquired assets and assumed certain liabilities in exchange for 16,000 shares of Company common stock. A summary of the fair market value of assets acquired and the liabilities assumed recorded in the financial statements is as follows:

Equipment	$288,998
Intellectual property	237,781
Accounts payable	(13,973)
Note payable due to bank	(24,806)
Note payable — commercial vehicle	(80,000)
Note payable — sellers	(120,000)

Net fair market value	$288,000

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
NOTE 8 — NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE
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

	December 31,
Description	2006	2005

Amended & Restated Consolidated Secured Convertible Promissory Note, bearing interest at 10% per annum, due on June 30, 2006	$—	$330,249	(1)
Secured Promissory Note, bearing interest at 10% per annum, due due on April 1, 2006	—	425,000	(2)
Secured Convertible Promissory Notes, bearing interest at 10% per annum, due April 1, 2006	—	250,000	(3)
Unsecured note from a related party bearing no interest and due on demand	—	43,000	(4)
Secured Promissory Note in favor of Community Bank, bearing interest at 7% per annum		18,606
Promissory Note, bearing interest at 7% per annum, due April 1, 2006	—	100,000	(2)
Promissory Note, bearing no interest, due April 1, 2006	—	5,000	(5)

Total notes payable and convertible notes payable	$—	$1,171,855

(1)	Effective January 31, 2006, the Company made this Amended and Restated Consolidated Secured Convertible Promissory Note in favor of a noteholder. This note revised the conversion terms of the Secured Convertible

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006

Promissory Notes previously made by the Company in favor of the noteholder and consolidated all of the Secured Convertible Promissory Notes previously made by the Company in favor of the noteholder and advances to the Company previously made by the noteholder. The commitment date was determined to be the date this note was executed, or April 7, 2006. The fair market value of the Company’s common stock on the commitment date was $16.00 per share. Pursuant to the conversion terms of this note, $300,500 aggregate principal amount was converted into Company common stock at a conversion price of $12.50 per share, or a total of 24,040 shares of Company common stock, on June 7, 2006, the day prior to the consummation of the sale of the Series A Convertible Preferred Stock. Additionally, $31,533 of accrued interest related to this note was forgiven upon conversion, which is recorded as a gain on extinguishment of debt/liabilities in the accompanying statement of operations for the period ended June 7, 2006. On June 7, 2006, as a result of the conversion contingency being resolved, the value of the beneficial conversion feature of $84,140 was recorded in the financial statements. The value of the beneficial conversion feature was calculated as the difference between the fair market value, as determined on the commitment date, of the Company common stock and the modified conversion price, multiplied by the number of shares that the note was convertible into. The conversion was measured as of the commitment date, but not recorded until the conversion contingency was satisfied. The remaining principal balance on this note of $29,749 was paid during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP.

(2)	These notes were paid in full during 2006. Upon payment of these notes, the noteholders waived all accrued and unpaid interest on the notes, which resulted in a gain on extinguishment of debt/liabilities in the amount of $69,219.

(3)	Pursuant to a Note Conversion Agreement, Waiver and Release, as amended, with each of these noteholders, $225,000 aggregate principal amount of these notes was converted into Company common stock at a conversion price of $12.50 per share, or a total of 18,000 shares of Company common stock, on June 7, 2006, the day prior to the sale of the Series A Convertible Preferred Stock. The fair market value of Company common stock on the date of conversion of these notes was $14.00 per share. As a result of the conversion, $27,000 was recorded as a loss on extinguishment of debt/liabilities in the accompanying statement of operations for the period ended June 7, 2006. The loss was calculated as the difference between the fair market value of Company common stock issued upon conversion and the outstanding balance of the notes. Additionally, $36,551 of accrued interest related to these notes was forgiven upon conversion, which is recorded as a gain on extinguishment of debt/liabilities in the accompanying statement of operations for the period ended June 7, 2006. The remaining principal balance on these notes of $25,000 was paid during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP.

(4)	Interest was imputed at a rate of 10% in the accompanying financial statements. The related party noteholder was an employee stockholder. As such, the interest totaling $2,297 for the period ended June 27, 2006, was considered to be a deemed contribution and has been recorded as additional paid-in capital and non-cash interest expense. The outstanding principal balance on this note was paid during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP.

(5)	The outstanding principal balance on this note was paid during June 2006 subsequent to the closing of the Securities Purchase Agreement with Radical Holdings LP.
NOTE 9 — STOCKHOLDERS’ DEFICIENCY
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
          At the close of business on June 6, 2006, the Company effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
shares were rounded up to the next whole number. As a result, all references in this Annual Report on Form 10-KSB to numbers of shares of Company common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split.
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
          On February 28, 2005, the Company issued 16,000 shares of its common stock in exchange for certain assets acquired and the liabilities assumed from Moving Records, LLC. Additionally, in connection with the asset purchase, the Company issued 7,000 shares of its common stock with a fair value of $126,000 in exchange for the extinguishment of the note payable for the commercial vehicle in the amount of $80,000. See the discussion of the Moving Records, LLC transaction in Note 7 above.
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
          On June 7, 2006, pursuant to an Agreement, Settlement and Release with each of Jess Morgan & Company, or Jess Morgan, and Phil McMorrow, the Company issued 98,783 and 9,879 shares of Company common stock to Jess Morgan and Mr. McMorrow, respectively. Jess Morgan and Phil McMorrow agreed, upon receipt of those shares, to terminate all agreements, other than the warrant, between them and the Company, including, without limitation, the Proposal of Terms and a letter agreement regarding operation guidelines, and forever waive and release any and all rights, claims and other matters that Jess Morgan or Phil McMorrow may have. The shares were valued using the fair market value of Company common stock on the date of issuance and was recorded as Additional Paid in Capital.
          On June 8, 2006, the Company issued and sold 4,392,286 shares of Series A Convertible Preferred Stock to Radical Holdings LP for an aggregate cash purchase price of $3,000,000. See “Note 3 — Change in Control and Series A Convertible Preferred Stock” above.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
NOTE 10 — WARRANTS AND OPTIONS
Warrants to purchase Company common stock:
          The following table summarizes the information with respect to warrants for the years ended December 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted Average	Number of Shares	Weighted Average
	Underlying Warants	Exercise Price	Underlying Warants	Exercise Price

Balance, beginning of year	38,759	$23.51	45,559	$34.37
Warrants granted	—	—	—	—
Warrants expired	(1,334)	30.00	(6,800)	96.25
Warrants exercised	—	—	—	—

Balance, end of year	37,425	$23.28	38,759	$23.51

Exercisable, end of year	37,425	$23.28	38,759	$23.51

Shares Underlying
	Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
December 31, 2006	$20.00-75.00	37,425	0.27 years	$23.28	37,425	$23.28
Options to purchase Company common stock:
          On May 6, 2005, the Company entered into a consulting agreement with an individual. As consideration for services to be performed under the consulting agreement, the Company granted to this individual an option to purchase 6,500 shares of Company common stock that vested in 36 equal monthly installments at the end of each calendar month, commencing in May 2005, so long as the consulting arrangement was in effect. The value of the options on the measurement date using the Black-Scholes Model was determined to be $34,102. The Company has recorded non-cash stock compensation expense in the amount of $22,917 as of December 31, 2005. The consulting agreement was terminated on February 14, 2006. As a result and in accordance with the option agreement, the shares acquirable pursuant to this option ceased to vest after nine monthly installments, which resulted in 1,625 vested shares under this option. The term of this option for the vested shares expires on May 5, 2008.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
          The following table summarizes the information with respect to stock options for the years ended December 31, 2006 and 2005:

	2006		2005
	Number of Shares		Number of Shares
	Underlying Stock	Weighted Average	Underlying Stock	Weighted Average
	Options	Exercise Price	Options	Exercise Price

Balance, beginning of year	11,000	$35.45	4,500	$65.00
Stock options granted	—	—	6,500	15.00
Stock options expired	9,375	39.00	—	—
Stock options exercised	—	—	—	—

Balance, end of year	1,625	$15.00	11,000	$35.45

Exercisable, end of year	1,625	$15.00	5,944	$52.85

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
December 31, 2006	$15.00	1,625	1.3 years	$15.00	1,625	$15.00
NOTE 11 — FIXED ASSETS
          Fixed assets consist of the following:

	December 31,
	2006	2005
Computer equipment	$36,133	$26,224
Recording equipment	89,259	—
Office furniture and equipment	9,036	—

	134,428	26,224
Less accumulated depreciation	(18,909)	(7,625)

Fixed assets, net	$115,519	$18,599

          Depreciation expense totaled $24,055 and $59,445 for the years ended December 31, 2006 and 2005, respectively.
NOTE 12 — ACCOUNTS PAYABLE
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
NOTE 13 — ACCRUED LIABILITIES
          Accrued liabilities include estimated amounts payable for sales tax. During 2006, the Company settled with 36 of 48 states for sales tax amounts due. The settlements with those states resulted in $15,017 of accrued interest and penalties being dismissed. This amount was recorded as a gain on settlement in the financial statements. The Company expects to settle with the remaining states during 2007 and has accrued estimated taxes due.
          Accrued liabilities also include estimated penalties and interest for payroll taxes remaining unsettled. During 2006, the Company paid $162,086 in back payroll taxes. In the fourth quarter of 2006, $75,463 was written-off due to the partial settlement and a correction in the estimate of payroll taxes ($52,223) and backup withholdings ($23,240). At December 31, 2006, $181,260 remains in the accrual for estimated penalties and interest on these taxes. The Company expects to settle these remaining amounts during 2007.
NOTE 14 — RELATED PARTY TRANSACTIONS
Stockholder loans: The Company received $590,745 during the year ended December 31, 2005 in notes payable for operating expenses from stockholders of the Company, all of which were settled during the year ended December 31, 2006 (See “Note 8 — Notes Payable and Convertible Notes Payable” above).
Asset Sales: On October 20, 2006, the Company sold three computers to Dallas Basketball Limited, an affiliate of Radical Holdings LP, for $600. The purchase price was consistent with other computers sold to unrelated parties. On November 9, 2006, the Company sold a server to HDNet LLC, an affiliate of Radical Holdings LP, for $3,000. The purchase price was consistent with published prices for similar equipment.
Management services: Since June 8, 2006, affiliates of Radical Holdings LP have provided certain management services, including, among others, legal services, to the Company. Management of the Company estimates the costs of those services was approximately $29,000 during the period from June 8, 2006 through December 31, 2006. The costs of these services were determined by multiplying the hourly rate of the personnel providing these services by the estimated number of hours expended performing these services. The Company recently entered into a Management Services Agreement that provides for the provisions of these services by affiliates of Radical Holdings LP (See “Note 16 — Subsequent Events”).
          Since the affiliate of Radical Holdings LP does not require payment for those services, the Company has recorded the costs of these services as a deemed contribution and non-cash consulting expense in the financial statements.
NOTE 15 — INCOME TAXES
          While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock. The Company believes that the use of loss carryforwards generated prior to the issuance and sale of the Series A Convertible Preferred Stock will be limited to approximately $133,000 per year for the next 20 years. Future benefits, if any, derived from the use of these loss carryforwards will be applied first to reduce to zero any goodwill resulting from the transaction, second to reduce to zero other non-current intangible assets related to the transaction and, third, to reduce income tax expense. The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carryforwards in future periods.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
          The following table presents the components of the deferred tax asset and liabilities:

	December 31,
	2006	2005

Deferred Tax Asset:
Net operating loss — acquired	$1,013,799	$1,567,793
Net operating loss — successor	213,134	—
Amortization	66,523	—
Valuation allowance	(1,281,538)	(1,546,184)

Deferred tax asset, net	$11,918	$21,609

Deferred Tax Liability:
Depreciation	$11,918	$—
Amortization	—	21,609

	$11,918	$21,609

Net	$—	$—

          The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The sources and tax effects of the differences are as follows for the years ended December 31, 2006 and 2005:

	2006	2005

Income tax benefit of federal statutory rate of 35%	$(219,618)	$(680,074)

Permanent differences	104,111
State income taxes, net of federal benefit	(18,636)
Reduction of NOL due to change in control	322,776
Increase in book basis of certain assets as result of change in control	72,773
Change in valuation allowance	(469,318)
Prior year differences	152,567	676,219
Other	55,345	3,855

	$—	$—

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
NOTE 16 — SUBSEQUENT EVENTS
          The sublease for the Company’s office space located at 10488 Brockwood Road, Dallas, Texas 75238 expired on February 28, 2007. As a result, on February 21, 2007, the Company entered into a Sublease with HDNet LLC, an affiliate of Radical Holdings LP, pursuant to which the Company subleases from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007 and expires February 29, 2008. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP.
          On February 23, 2007, but effective as of January 1, 2007, the Company entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services will be provided to the Company at cost of $3,500 per month; however, the Company is not required to pay these fees and, accordingly, will account for these costs of services as a deemed contribution to the Company.

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.1	Form of common stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.2	Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.8	Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Index — Page 1

Exhibit
Number	Description of Exhibit

10.1.1	Secured Promissory Note, dated as of April 8, 2005, made by the Registrant in favor of Osias Blum in the aggregate principal amount of $425,000 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.1.2	Collateral Assignment and General Security Agreement, dated as of April 8, 2005, by and between Osias Blum and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.2.1	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.2.2	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.3	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.4.1	Securities Purchase Agreement, dated as of January 24, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 and incorporated herein by reference).

10.4.2	First Amendment to Securities Purchase Agreement, dated as of March 3, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.5	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Zach Bair and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.6	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Paul Marin and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.7.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.7.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

Exhibit Index — Page 2

Exhibit
Number	Description of Exhibit

10.7.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.8.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.9.1	Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.2	Form of First Amendment to Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.3	Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.10	Amended and Restated Consolidated Secured Convertible Promissory Note, effective as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.1	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.2	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Index — Page 3

Exhibit
Number	Description of Exhibit

10.12	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.13	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.14	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.15	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.16	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).

10.18	Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.19	Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

14.1	Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Indicates document filed herewith.

Exhibit Index — Page 4