Form 10QSB
period 2007-03-31
IMMEDIATEK INC
filed 2007-05-14
CIK 1084182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-26073
IMMEDIATEK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
320 South Walton
Dallas, Texas 75226

(Address of principal executive offices)
(214) 744-8801

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of March 31, 2007 and May 7, 2007, the issuer had 474,807 shares of common stock outstanding.
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
Reverse Stock Split
     At the close of business on June 6, 2006, Immediatek effected a 100-for-1 reverse stock split of its then outstanding common stock. After giving effect to the reverse stock split, each stockholder of record immediately prior to the reverse stock split holds one one-hundredth of the shares they held before the reverse stock split. All fractional shares were rounded up to the next whole number. Accordingly, all references in this Quarterly Report on Form 10-QSB to numbers of shares of Immediatek common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split, except where expressly indicated otherwise.
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
As a result of the new basis of accounting resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flows presentations separate the Company’s results and cash flows into two periods, predecessor and successor.

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
     For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Immediatek, Inc.
Condensed Consolidated Balance Sheet

March 31, 2007
(unaudited)
Assets

Current assets:
Cash	$958,212
Accounts receivable	977
Prepaid expenses and other current assets	1,501

Total current assets	960,690

Fixed assets, net	108,516
Assets held for sale	6,386
Intangible assets, net	29,638
Goodwill	1,765,493

Total Assets	$2,870,723

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$41,060
Accrued liabilities	201,594

Total current liabilities	242,654

Series A Convertible Preferred Stock (conditionally redeemable), $0.001 par value; 4,392,286 shares authorized, issued and outstanding at March 31, 2007; liquidation preference of $0.68 per share	3,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 474,807 shares issued and outstanding at March 31, 2007	475
Capital deficit	(55,114)
Accumulated deficit	(317,292)

Total stockholders’ deficit	(371,931)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$2,870,723

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	Successor	Predecessor
Revenues	$13,603	$17,026
Cost of sales	12,114	18,939

Gross margin	1,489	(1,913)

Expenses:
General and administrative expenses	11,953	65,716
Consulting services	2,474	—
Professional fees	53,652	28,043
Salaries and benefits	65,778	24,750
Non-cash stock compensation	—	3,410
Non-cash consulting expense	10,500	—
Depreciation and amortization	12,375	1,337
Loss on sale and disposal of assets held for sale	1,080	—

Total expenses	157,812	123,256

Net operating loss	(156,323)	(125,169)

Other income (expense):
Interest income (expense), net	8,026	(37,757)

Net loss	$(148,297)	$(162,926)

Weighted average number of common shares outstanding — basic and fully diluted	474,807	324,105

Basic and diluted loss per common share attributable to common stockholders	$(0.31)	(0.50)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	Successor	Predecessor
Cash flows from operating activities
Net loss	$(148,297)	$(162,926)
Depreciation and amortization	12,375	1,337
Non-cash interest expense	—	9,371
Non-cash consulting fees	10,500	—
Non-cash stock compensation	—	3,410
Loss on sale and disposal of assets held for sale	1,080	—
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	5,702	—
Prepaid expenses and other current assets	1,412	(107,597)
Accounts payable	19,508	66,268
Accrued liabilities	6,922	(19,922)
Accrued interest	—	28,206

Net cash used in operating activities	(90,798)	(181,853)

Cash flows from investing activities
Purchase of fixed assets	(3,549)	(1,569)

Net cash used in investing activities	(3,549)	(1,569)

Cash flows from financing activities
Cash deficit	—	(2,951)
Payments on notes payable	—	(18,606)
Proceeds from notes payable	—	287,500

Net cash provided by financing activities	—	265,943

Net (decrease) increase in cash	(94,347)	82,521
Cash — beginning	1,052,559	—

Cash — ending	$958,212	$82,521

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
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
Push Down Accounting: See “Note 3 – New Basis of Accounting.”
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, as a result of $3,000,000 in funding received on June 8, 2006 (See “Note 2 – Change in Control” and “Note 4 – Going Concern”), the Company has adequate resources to fund its operations until the conclusion of the second quarter of 2008 based on its current business plan. There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan.
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
     The Company’s condensed consolidated balance sheet at March 31, 2007 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-QSB are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission, or SEC, on March 8, 2007, and which should be read in conjunction with this Quarterly Report on Form 10-QSB.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)
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
Fixed Assets: At March 31, 2007, fixed assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less depreciation and plus additions (valued at cost) from June 8, 2006 to March 31, 2007. This valuation was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 3 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the fixed assets of the Company:

		Estimated Remaining	Accumulated	Net Book Value at
	Cost	Useful Lives	Depreciation	March 31, 2007
Equipment	$6,386	Held for Sale	$—	$6,386

Computer equipment	35,690	1.5 years	11,488	24,202
Recording equipment	88,889	5 years	14,447	74,442
Office furniture and equipment	12,423	3 years	2,551	9,872

Total fixed assets	$137,002		$28,486	$108,516

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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)
Intangible Assets: At March 31, 2007, intangible assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less amortization from June 8, 2006 to March 31, 2007. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 3 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company.

	Gross	Weighted
	Carrying	Average	Accumulated	Net Book Value at
	Amount	Lives	Amortization	March 31, 2007
Trade name and trademarks	$29,100	4.2 years	$4,720	$24,380
Covenants not-to-compete	8,845	1.2 years	3,587	5,258

Total intangible assets	$37,945		$8,307	$29,638

     These assets are being amortized over their respective remaining useful lives, and the carrying amounts are evaluated each reporting period for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The estimated amortization of intangibles for each of the next five years is $7,683 for the remainder of 2007, $7,761 for 2008, $5,820 for both 2009 and 2010 and $2,554 for 2011. The weighted average remaining life of intangibles is 3.5 years.
Impairment of long-lived assets: The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. No events or changes in circumstances occurred during the three months ended March 31, 2007, that would indicate the Company’s long-lived assets might be impaired.
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
Goodwill: Due to the application of “push down” accounting, goodwill of the predecessor has been eliminated and goodwill of the successor is the difference between the aggregate purchase price of the Series A Convertible Preferred Stock issued and sold by the Company and the fair market value of the assets and liabilities of the Company at the date of the issuance and sale of the Series A Convertible Preferred Stock. See “Note 3 – New Basis of Accounting.” In the second quarter of 2007, or earlier if indicators of potential impairment exist, the Company will perform an impairment test to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing fair value of the single reporting unit to its carrying value. The Company estimates fair value using the discounted cash flows method. If the carrying value is less than fair value, the Company would complete step two in the impairment review process, which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis. The entire goodwill balance is assigned to the Company’s sole reporting unit.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)
Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective method. The adoption of SFAS 123R did not impact the Company’s stock-based compensation expense for the three months ended March 31, 2007 and 2006. The Company recognizes stock-based compensation expense on a straight-line basis over the period the award is earned by the employee.
Net Loss Per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding also was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock, warrants to purchase 3,500 shares of common stock and Series A Convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at March 31, 2007 and options to purchase 6,125 shares of common stock and warrants to purchase 37,425 shares of common stock outstanding at March 31, 2006, were not included in the computation of diluted loss per share, as the effect of including the options, warrants and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
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
Recently Adopted Accounting Pronouncements: On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN48.
NOTE 2 – CHANGE IN CONTROL
     In accordance with the Securities Purchase Agreement, as amended, by and among the Company, Radical Holdings LP and the other parties thereto, the Company issued and sold, and Radical Holdings LP purchased, 4,392,286 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock, on June 8, 2006. The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible at any time into that aggregate number of full shares of Company common stock representing 95% of the total common stock outstanding after giving effect to the conversion.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)
     A holder of a share of Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of a share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, Radical Holdings LP beneficially owned 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Accordingly, a change in control of the Company occurred on June 8, 2006, resulting in a new basis of accounting (See “Note 3 – New Basis of Accounting”).
NOTE 3 – NEW BASIS OF ACCOUNTING
     In accordance with Emerging Issues Task Force Issue No. D-97, “Push Down Accounting,” as a result of the change in control of the Company by virtue of the purchase of the Series A Convertible Preferred Stock by Radical Holdings LP, the Company has “pushed down” this new basis to a proportionate amount of its underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet reflect:
•	adjustments to the Company’s fixed assets to reflect a step-up in basis of those assets to fair value;

•	the recording of the fair value of the Company’s trade names, trademarks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of the fair value of assets held for sale;

•	a decrease in additional paid-in capital from these adjustments; and

•	elimination of the accumulated deficit.
The primary changes to the statements of operations are:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
The increase in net loss due to higher levels of depreciation and amortization from the increase in the depreciable and amortizable basis of fixed assets and intangible assets, as applicable, was offset in cash used in operations by corresponding non-cash adjustments.
     As a result of the new basis of accounting resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flows presentations separate the Company’s results and cash flows into two periods, predecessor and successor.
NOTE 4 – GOING CONCERN
     As shown in the accompanying condensed consolidated financial statements, as of March 31, 2007, the Company had an accumulated deficit of $317,292. The accumulated deficit balance represents 297 days of activity (number of days since the new basis of accounting was established), including gains on extinguishment of debt and changes in the estimates and settlements of certain payroll and sales tax liabilities of $80,021 and $90,480, respectively, and, therefore, is not indicative of expected future results (See “Note 6 – Accrued Liabilities”). Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)
     Prior to the issuance and sale of the Series A Convertible Preferred Stock, the Company had been attempting to raise adequate capital to be able to continue its operations and implement its business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the first five months of 2006, management of the Company took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided the Company with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to the Company by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have $715,000 of operating funds, which management anticipates will sustain the Company’s current operations until the conclusion of the second quarter of 2008. At the end of the second quarter of 2008, the Company will be required to obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operations.
     In that regard, the Company is undertaking various plans and measures, which it believes will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 5 – WARRANTS AND OPTIONS
Warrants to purchase Company common stock:
     The following table summarizes information with respect to warrants for the three months ended March 31, 2007:

	Number of Shares	Weighted
	Underlying	Average
	Warants	Exercise Price
Balance, beginning of year	37,425	$23.28
Warrants granted	—	—
Warrants expired	(33,925)	20.27
Warrants exercised	—	—

Balance, March 31, 2007	3,500	$52.50

Exercisable, March 31, 2007	3,500	$52.50

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)

Shares Underlying
	Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
March 31, 2007	$30.00-75.00	3,500	0.45 years	$52.50	3,500	$52.50
Options to purchase Company common stock:
     The following table summarizes information with respect to stock options for the three months ended March 31, 2007:

	Number of Shares	Weighted
	Underlying Stock	Average
	Options	Exercise Price
Balance, beginning of year	1,625	$15.00
Stock options granted	—	—
Stock options expired	—	—
Stock options exercised	—	—

Balance, March 31, 2007	1,625	$15.00

Exercisable, March 31, 2007	1,625	$15.00

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
March 31, 2007	$15.00	1,625	1.1 years	$15.00	1,625	$15.00
NOTE 6 – ACCRUED LIABILITIES
     Accrued liabilities include estimated amounts payable for sales tax. During 2006, the Company settled with 36 of 48 states for sales tax amounts due. The settlements with those states resulted in $15,017 of accrued interest and penalties being dismissed. This amount was recorded as a gain on settlement in the financial statements during 2006. The Company expects to settle with the remaining states during 2007 and has accrued estimated taxes due.
     Accrued liabilities also include estimated penalties and interest for payroll taxes remaining unsettled. During 2006, the Company paid $162,086 in back payroll taxes. In the fourth quarter of 2006, $75,463 was written-off due to the partial settlement and a correction in the estimate of payroll taxes ($52,223) and backup withholdings ($23,240). At March 31, 2007, $181,260 remains in the accrual for estimated penalties and interest on these taxes. The Company expects to settle these remaining amounts during 2007.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2007
(Unaudited)
NOTE 7 – RELATED PARTY TRANSACTIONS
Sublease: The sublease for the Company’s office space located at 10488 Brockwood Road, Dallas, Texas 75238 expired on February 28, 2007. As a result, on February 21, 2007, the Company entered into a Sublease with HDNet LLC, an affiliate of Radical Holdings LP, pursuant to which the Company subleases from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007 and expires February 29, 2008. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. During the three months ended March 31, 2007, $900 was paid to HDNet LLC pursuant to this sublease.
Management Services Agreement: On February 23, 2007, but effective as of January 1, 2007, the Company entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services are provided to the Company at a cost of $3,500 per month; however, the Company is not required to pay these fees and, because the entity providing these services is related through common ownership, accounts for these costs of services as a deemed contribution to the Company.
NOTE 8 – SUBSEQUENT EVENTS
Termination of Executive Officer: On April 6, 2007, Paul Marin’s employment, including as President and Secretary of Immediatek and DiscLive, was terminated effective as of that date. In addition, Immediatek, as the sole stockholder of DiscLive, removed Mr. Marin from the board of directors of DiscLive effective as of April 6, 2007. Mr. Marin’s removal from the board of directors of DiscLive was in conjunction with the termination of his employment. Mr. Marin will remain a director of Immediatek until his removal is effective on or about May 24, 2007. Mr. Marin has notified the Company that he intends to dispute his termination for “cause” and seek the full severance amount provided for in his Employment Agreement. The Company intends to vigorously defend any such claims.
     Immediatek, as the sole stockholder of DiscLive, elected Travis Hill, the Company’s Chief Executive Officer, as a director of DiscLive effective April 6, 2007, to fill the vacancy created by the removal of Mr. Marin. In addition to Mr. Hill’s current position as Chief Executive Officer, Mr. Hill was appointed as President and Secretary of DiscLive effective April 6, 2007.
Services Agreement: On May 10, 2007, DiscLive, Inc. and HDNet LLC entered into a Services Agreement, whereby the Chief Executive Officer of DiscLive will assist HDNet with sales and content acquisition. In exchange for these services, HDNet will pay DiscLive $3,950 per month (prorated on a daily basis for any partial month). This agreement will continue in effect until December 31, 2007, unless terminated earlier by either party upon 30 days prior written notice. If the agreement remains in effect at December 31, 2007, it will continue on a monthly basis until terminated by either party.

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
     The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB. MD&A includes the following sections:
•	Recent Developments – a description of important events that have recently occurred.

•	Our Business – a general description of our business; our objective, our areas of focus; and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Recent Accounting Standards and Pronouncements – a discussion of recently adopted accounting standards and pronouncements applicable to us.

•	Operations Review – an analysis of our consolidated results of operations for the periods presented in this Quarterly Report on Form 10-QSB.

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
Recent Developments
     Termination of Executive Officer
     On April 6, 2007, we terminated Paul Marin’s employment, including as President and Secretary of Immediatek and DiscLive, effective as of that date. In addition, Immediatek, as the sole stockholder of DiscLive, removed Mr. Marin from the board of directors of DiscLive effective as of April 6, 2007. The removal of Mr. Marin from the board of directors of DiscLive was in conjunction with the termination of his employment. Mr. Marin will remain a director of Immediatek until his removal is effective (See “— Actions Taken by Written Consent” below). Immediatek, as the sole stockholder of DiscLive, elected Travis Hill, our Chief Executive Officer, as a director of DiscLive effective April 6, 2007, to fill the vacancy created by the removal of Mr. Marin. In addition to Mr. Hill’s current position as Chief Executive Officer, Mr. Hill was appointed as President and Secretary of DiscLive effective April 6, 2007. Mr. Marin has notified us that he intends to dispute his termination for “cause” and seek the full severance amount provided for in his Employment Agreement. We intend to vigorously defend any such claims.
     Actions Taken By Written Consent
     On April 12, 2007, Radical Holdings LP delivered a written consent in lieu of a meeting of stockholders to us authorizing or approving the following actions:
•	the removal of Paul Marin from the board of directors of Immediatek;

•	the election of Darin Divinia and Corey Prestidge to the board of directors of Immediatek for one year terms; and

•	the ratification of the appointment of KBA Group LLP as our independent registered public accounting firm.

     As of April 11, 2007, Radical Holdings LP owned 96.2% of the outstanding voting stock of Immediatek, which was sufficient to authorize or approve these actions. In accordance with the rules promulgated by the Securities and Exchange Commission, these actions will not be effective until on or about May 24, 2007.
     Services Agreement
     On May 10, 2007, DiscLive and HDNet LLC entered into a Services Agreement, whereby the Chief Executive Officer of DiscLive will assist HDNet with sales and content acquisition. In exchange for these services, HDNet will pay DiscLive $3,950 per month (prorated on a daily basis for any partial month). This agreement will continue in effect until December 31, 2007, unless terminated earlier by either party upon 30 days prior written notice. If the agreement remains in effect at December 31, 2007, it will continue on a monthly basis until terminated by either party.
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
     DiscLive has recorded live events for Cooder Graw, dada, Thirty Seconds to Mars, the Toadies, Flyleaf, the Pixies, The Fixx and Vertical Horizon, among others. We recorded one live event and sold, or delivered under contract, approximately 730 recordings of that event and prior events at an average price of $19 during the three months ended March 31, 2007. During the three months ended March 31, 2006, we recorded nine live events and sold, or delivered under contract, approximately 900 recordings of those events and prior events at an average price of $19.
     History of Operating Losses
     The following table presents our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	Successor	Predecessor
Net loss	$(148,297)	$(162,926)
Net cash used in operating activities	$(90,798)	$(181,853)
     Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
     The reports of each of our present and former independent registered public accounting firms on our financial statements for the years ended December 31, 2006 and 2005 included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

     We funded our operations during the year ended December 31, 2006 and the three months ended March 31, 2007, primarily from the proceeds generated by the sale of the Series A Convertible Preferred Stock. Prior to closing the Series A Convertible Preferred Stock transaction on June 8, 2006, we borrowed $347,000 aggregate principal amount from Radical Holdings LP to cover operations and repay indebtedness. These borrowings were credited in full towards the aggregate purchase price of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.
     Our Objective
     Our objective is to utilize our assets – brand name, unique concept and people – to increase recordings of live events and sales of those recordings. Our vision to achieve that objective includes:
•	Increase in Recordings: Market and expand our services to a number of different live events, including those other than concerts, in order to increase the sales of our product.

•	Profit: Maximizing our profit on live events by controlling costs and utilizing our assets efficiently. We refined our strategy on the deployment of assets in order to make most efficient use of those assets, while reducing costs. In that regard, we reconfigured certain of our equipment and purchased additional equipment to decrease transportation expense. Additionally, we believe by expanding our services outside of concert recordings that we can more effectively maximize profit by reducing sales risk.

•	Extend Product Sales Cycles. Generally, sales for our product are highest immediately before, during and immediately after the live event. We continue to analyze and develop alternative distribution and marketing methods to sustain product sales for a longer duration following the live event, such as digital downloads, ringtones and delivery to mobile devices. If we are able to sustain sales volumes for a longer duration, we believe that our margins will increase on the product. Further, we believe digital downloads will be necessary given industry trends.
     Areas of Focus
     Generating Live Event Recordings. We continue to market our services and products to obtain contracts to record live content. In addition, we believe that the services that our Chief Executive Officer will be providing to HDNet LLC will provide us with additional opportunities to secure content. No assurance, however, can be given that any such benefits will come to fruition.
     Disposing of Non-Essential Assets. We have identified assets that are non-essential or inefficient to our business. These assets are classified in the financial statements as Assets Held for Sale. We have sold, identified for sale and continue to sell, certain of those non-essential or inefficient assets. Utilizing a portion of the proceeds from prior sales of assets, we purchased new equipment that improves the efficiency of our business and the quality of our product, as well as providing us more flexibility with our product offerings.
     Challenges and Risks
     Operating in this industry provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management.
     Utilizing Available Funds in a Manner that is Accretive. If we do not manage our assets aggressively and apply available funds judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
     Obtaining Contracts to Record Live Events that are Profitable. While obtaining contracts to record live events creates challenges in itself, our ability to obtain contracts to record live events that generate sufficient sales of our products is even more challenging. Prior to entering into recording contracts, we perform an analysis of the costs to be incurred and the amount of our product that we estimate will be sold. These analyses contain many assumptions, many of which are beyond our control. If our analysis of a number of recording contracts proves to be incorrect, we will not generate sufficient cash from our operating activities to sustain operations and, therefore, will require additional funding to continue our business. We also are implementing and exploring various measures to minimize our sales risk and extend product sales cycles.
     Additionally, in the live concert business, record labels are hesitant to permit us to record artists they represent. The record labels commonly cite that our products would compete with the sale of products they distribute for the artist and, therefore, decrease their profits. This is especially common where the record label has not yet recouped all its costs related to the artist. We are attempting to demonstrate to the record labels that our products complement their existing products and serve as an additional source of revenue.
     Maintaining a Quality Product. Our product continues to evolve. As technology improves and better quality recordings are necessary, we will be required to improve our products to maintain a market for our products and compete with our competitors. In that regard, we have purchased newer equipment that will operate more efficiently and provide a better quality product. We also are exploring various digital distribution methods, given the retail music industry’s trend of shifting to digital delivery versus physical delivery.
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
     Additionally, see “Risk Factors” in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2006, concerning other risks and uncertainties facing us.
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
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Non-Current Assets. We have certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement.

•	Goodwill. Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	New Basis of Accounting. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on June 8, 2006, we have applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

•	Revenue Recognition. DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to ETIF 00-10, Accounting for Shipping and Handling Fees and Costs, we include all shipping and handling fees charged to our customers in gross revenue. All actual costs incurred by us for shipping and handling are immaterial in nature and are included as direct costs of revenue.
     While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 1 – Summary of Significant Accounting Policies and Procedures” commencing on page 6.
Recent Accounting Standards and Pronouncements
     Refer to “Note 1 – Summary of Significant Accounting Policies and Procedures” commencing on page 6 for a discussion of recent accounting standards and pronouncements.
Operations Review
     As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 10, the activity for the three months ended March 31, 2007, or the “successor” period, is reported under the new basis of accounting, while the activity for the three months ended March 31, 2006, or the “predecessor” period, is reported on the historical basis of accounting. For the successor period, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)	2007 vs. 2006
	Successor	Predecessor	Change	% Change
Revenues	$13,603	$17,026	$(3,423)	(20)%
Cost of sales	12,114	18,939	(6,825)	(36)

Gross margin	1,489	(1,913)	3,402	178%
Gross margin percentage	11%	(11)%
General and administrative expenses	11,953	65,716	(53,763)	(82)%
Consulting services	2,474	—	2,474	100
Professional fees	53,652	28,043	25,609	91
Salaries and benefits	65,778	24,750	41,028	166
Non-cash stock compensation	—	3,410	(3,410)	(100)
Non-cash consulting expense	10,500	—	10,500	100
Depreciation and amortization	12,375	1,337	11,038	826
Loss on sale and disposal of assets held for sale	1,080	—	1,080	100

Net operating loss	$(156,323)	$(125,169)	31,154	25%
Interest income (expense), net	8,026	(37,757)	45,783	121

Net loss	$(148,297)	$(162,926)	(14,629)	(9)%

Weighted average number of common shares outstanding — basic and fully diluted	474,807	324,105	150,702	46%

Basic and diluted loss per common share attributable to common stockholders	$(0.31)	(0.50)	$(0.19)	(38)%

     Revenues. The decrease in revenues is attributable to fewer live events recorded and, correspondingly, fewer product sales, during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.
     We expect that 2007 revenues will be consistent with 2006 revenues, as we believe we will record some of the same revenue events during 2007 that were recorded in 2006 and several new events that we are actively pursuing. No assurances, however, can be given that we will be able to record the same events recorded during 2006 or the new events that we are pursuing.
     Cost of Sales. Cost of sales decreased due to the decrease in the number of live events recorded, and a corresponding lower number of product sales, in the three months ended March 31, 2007 (one live event; approximately 730 units), as compared to the three months ended March 31, 2006 (9 live events; approximately 900 units). Costs of sales also decreased due cost control measures that we implemented.
     We expect cost of sales to increase if our revenues increase; however, we continue to implement plans to reduce the costs associated with our products, which we anticipate will offset a portion of any increase in cost of sales.
     General and Administrative Expense. The decrease in general and administrative expense for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, is attributable to the completion of the restatement of our financial statements in 2006, the completion in 2006 of the review of our sales tax liabilities by a third-party and the reduction of rent for office space.
     We anticipate that general and administrative expense will decrease slightly over the next nine months due to the reduction in rent and utilities; however, any reductions may be more than offset by additional costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.
     Consulting Services. The increase in consulting services expense is the result of expenses incurred in connection with hosting our website and website design. We do not anticipate any material increase in our consulting expense during the remainder of 2007.

     Professional Fees. The increase in professional fees is attributable to the following: fees incurred with respect to the review our Annual Report on Form 10-KSB for the year ended December 31, 2006 by our former independent registered public accounting firm because that report contained financial statements previously audited by that firm, which were in addition to fees incurred for the audit performed by our present independent registered public accounting firm; other fees incurred in connection with the preparation and submission of our filings with the Securities and Exchange Commission; and fees incurred for services provided by an independent contractor that reviews, and assists us with, our financial statements. This increase was offset in part by a reduction in legal fees.
     We anticipate that professional fees for the remainder of 2007 will decrease. Any decrease may, however, be more than offset by fees anticipated to be incurred in connection with the development and implementation of policies and procedures in preparation for management’s audit of our internal controls.
     Salaries and Benefits. Salaries and benefits increased from the prior period primarily due to the employment contract entered into with Paul Marin in March 2006, the addition of new employees and the retention of benefit plans. Salary and benefits expense will be lower during the remainder of 2007 due to the termination of Mr. Marin in April 2007. Salaries and benefits will be approximately $135,000 for the remainder 2007, assuming we do not hire additional personnel.
     Non-Cash Stock Compensation. The decrease is the result of us no longer paying compensation in the form of our stock, which is primarily due to our available cash on hand.
     Non-Cash Consulting Expense. Non-cash consulting expense increased from the prior year due to the Management Services Agreement we entered into in February 2007. While we entered into that agreement in February 2007, it was retroactively effective as of January 1, 2007. Pursuant to that agreement, personnel of Radial Incubation LP provide certain management services to us. Radical Incubation LP, however, does not require payment for those services. Accordingly, we record the costs of those services as a deemed contribution to us by Radical Holdings LP, an affiliate of Radical Incubation LP and the sole stockholder of our Series A Convertible Preferred Stock, and non-cash consulting expense. During the remainder of 2007, we expect non-cash consulting expense to be $31,500, which is solely attributable to the Management Services Agreement.
     Depreciation and Amortization. This increase is attributable to the step-up in basis resulting from the application of “push down” accounting.
     Loss on Sale and Disposal of Assets Held for Sale. This increase is the result of the disposal of assets held for sale for amounts less than their book value and associated costs of sale. We will continue to dispose of assets held for sale during the remainder of 2007.
     Interest Income (Expense), Net. There was no interest expense during the three months ended March 31, 2007, as compared to the same period in 2006. This decrease results from the repayment of all notes payable that were outstanding during the three months ended March 31, 2006, following that period. Interest income increased during the three months ended March 31, 2007, as compared to the same period in 2006. This increase is attributable to increased cash balances resulting from the sale of the Series A Convertible Preferred Stock on June 8, 2006.
Liquidity and Capital Resources and Financial Position
     General
     Prior to the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, we had been attempting to raise adequate capital to be able to continue our operations and implement our business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the first five months of 2006, our management took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement, or the Purchase Agreement, with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of

$347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Purchase Agreement, the amounts loaned to us and the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of our liabilities, our management estimates that we will have $715,000 of operating funds, which management anticipates will sustain our current operations until the conclusion of the second quarter of 2008. At the end of the second quarter of 2008, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we are undertaking various plans and measures, which we believe will increase funds generated from operating activity. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activity.
     As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 10, the activity for the three months ended March 31, 2007, or the “successor” period, is reported under the new basis of accounting, while the activity for the three months ended March 31, 2006, or the “predecessor” period, is reported on the historical basis of accounting, which was used until June 7, 2006.
     Operating Activities. Cash used in operations was $90,798 for the three months ended March 31, 2007, as compared to $181,853 of cash used in operations for the three months ended March 31, 2006. The decrease in cash used in operations is primarily attributable to the satisfaction of outstanding accounts payable and accrued liabilities.
     Investing Activities. Cash used in investing activities was $3,549 for the three months ended March 31, 2007, as compared to $1,569 for the same period in 2006. The increase in cash used in investing activities is the result of the purchase of additional fixed assets.
     Financing Activities. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2007. Cash provided by financing activities for the three months ended March 31, 2006, consisted of the loan made by Radical Holdings LP to us in anticipation of the closing of the issuance and sale of the Series A Convertible Preferred Stock.
     Indebtedness
     At March 31, 2007, we did not have any outstanding indebtedness for borrowed money.
     Contractual Obligations and Commercial Commitments
     The following table highlights, as of March 31, 2007, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Sublease	$9,900	$9,900	$—	$—	$—

Total:	$9,900	$9,900	$—	$—	$—

     Liquidity
     We believe that the funds received from the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business until the conclusion of the second quarter of 2008. At the end of the second quarter of 2008, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. In that regard, we are undertaking various plans and measures, which we believe will increase funds generated from operating activities. No assurances, however, can be given that those plans and measures will be successful in increasing funds generated from operating activities.

Item 3. Controls and Procedures
     Our chief executive officer is responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Accordingly, our chief executive officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under his supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Quarterly Reports on Forms 10-QSB and annually on our Annual Reports on Forms 10-KSB. Based upon the evaluation for the period ended March 31, 2007, our chief executive officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-QSB (March 31, 2007), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the Securities and Exchange Commission is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. During 2006, we restated our financial statements for the years ended December 31, 2005, 2004 and 2003. We also have determined that a material weakness exists in our internal controls over financial reporting related to the limited number of personnel we have. We disclosed this to our Board of Directors and to our independent registered public accounting firm.
Plan for Remediation of Material Weaknesses
     We are in the process of designing and instituting new policies that substantially improve these controls. Also, we have retained qualified personnel and consultants for our accounting and reporting functions.
Changes in Internal Controls
     Changes in our internal controls are continually being designed and will be implemented on an ongoing basis as designed.
Limitations on the Effectiveness of Controls
     Our management, including our chief executive officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On April 6, 2007, we terminated Paul Marin’s employment with DiscLive for “cause” under his Employment Agreement. Mr. Marin has notified us that he intends to dispute his termination for “cause” and seek the full severance amount provided for in his Employment Agreement. We intend to vigorously defend any such claims.
Item 5. Other Information
     On May 10, 2007, DiscLive, Inc. and HDNet LLC entered into a Services Agreement, whereby the Chief Executive Officer of DiscLive will assist HDNet with sales and content acquisition. In exchange for these services, HDNet will pay DiscLive $3,950 per month (prorated on a daily basis for any partial month). This agreement will continue in effect until December 31, 2007, unless terminated earlier by either party upon 30 days prior written notice. If the agreement remains in effect at December 31, 2007, it will continue on a monthly basis until terminated by either party. The agreement also provides that HDNet will indemnify and hold harmless DiscLive for the services rendered to HDNet. A copy of the Services Agreement is filed as Exhibit 10.20 to this Quarterly Report on Form 10-QSB.
Item 6. Exhibits
     The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-B.

Exhibit
Number	Description of Exhibit
10.20	Services Agreement, dated as of May 10, 2007, by and between DiscLive, Inc. and HDNet LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007	IMMEDIATEK, INC. a Nevada corporation

	By:	/s/ TRAVIS HILL

	Name:	Travis Hill
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
10.20	Services Agreement, dated as of May 10, 2007, by and between DiscLive, Inc. and HDNet LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Index