Form 10QSB
period 2007-06-30
IMMEDIATEK INC
filed 2007-08-14
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
As of June 30, 2007 and August 10, 2007, the issuer had 474,807 shares of common stock outstanding.
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
          A holder of a share of the Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of Immediatek. Each holder of shares of the Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Immediatek common stock into which all shares of the Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, a change in control of Immediatek occurred because Radical beneficially owned 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek.
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
New Basis of Accounting
          In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us by virtue of the purchase of the Series A Convertible Preferred Stock by Radical, we “pushed down” this new basis to a proportionate amount of our underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet resulting from the “push down” were:
•	adjustments to our fixed assets to reflect a step-up in basis of those assets to fair value;

•	the recording of the fair value of our trade names, trademarks and covenants not to compete;

•	adjustments to historical goodwill to reflect goodwill arising from the push down accounting adjustments;

•	the recording of the fair value of assets held for sale;

•	a decrease in additional paid-in capital from these adjustments; and

•	elimination of the accumulated deficit.
The primary changes to the statements of operations resulting from the “push down” were:
•	an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets; and

•	an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
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

FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-QSB and the materials incorporated by reference into this Quarterly Report on Form 10-QSB include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements in this Quarterly Report on Form 10-QSB that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to acquire businesses, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-QSB are made only as of the date of this report. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to locate lines of businesses to acquire or consummate an acquisition or, if acquired, to integrate them;

•	dependence on third-party contractors; and

•	changes in conditions affecting the economy generally.
          For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Immediatek, Inc.
Condensed Consolidated Balance Sheet

June 30, 2007
(unaudited)
Assets

Current assets:
Cash	$858,709
Accounts receivable	4,151
Prepaid expenses and other current assets	50

Total current assets	862,910

Fixed assets, net	76,297
Assets held for sale	6,386

Total Assets	$945,593

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$10,715
Accrued liabilities	73,218

Total current liabilities	83,933

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at June 30, 2007; redemption/liquidation preference of $0.68 per share	3,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 474,807 shares issued and outstanding at June 30, 2007	475
Capital deficit	(44,613)
Accumulated deficit	(2,094,202)

Total stockholders’ deficit	(2,138,340)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$945,593

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
		(see Note 3)			(see Note 3)
		Successor	Predecessor		Successor	Predecessor
	Successor	June 8 - June 30	April 1 - June 7	Successor	June 8 - June 30	January 1 - June 7
Revenues	$4,955	$19,740	$2,425	$18,557	$19,740	$19,451
Cost of sales	8,037	7,472	24,645	20,151	7,472	43,584

Gross (loss) margin	(3,082)	12,268	(22,220)	(1,594)	12,268	(24,133)

Expenses:
General and administrative expenses	4,957	5,459	17,656	16,908	5,459	34,903
Consulting services	1,852	—	—	4,326	—	—
Professional fees	43,045	20,259	208,133	96,698	20,259	328,347
Salaries and benefits	37,246	31,524	59,726	103,024	31,524	89,130
Non-cash stock compensation	—	—	—	—	—	3,410
Non-cash consulting expense — related party	10,500	—	—	21,000	—	—
Depreciation and amortization	12,364	2,867	1,418	24,739	2,867	2,755
Loss on sale of assets held for sale	2,092	—	—	3,172	—	—
(Gain) loss on extinguishment of debt	—	(69,219)	43,056	—	(69,219)	43,056
Gain on change in estimate of payroll tax liability	(159,994)	—	—	(159,994)	—	—
Loss on impairment of goodwill and intangibles	1,792,570	—	—	1,792,570	—	—
Loss on impairment of fixed assets	20,324	—	—	20,324	—	—
Settlement	22,000	—	—	22,000	—	—
Gain on settlement of accounts payable	—	—	(91,894)	—	—	(140,525)

Total expenses	1,786,952	(9,110)	238,095	1,944,767	(9,110)	361,076

Net operating (loss) income	(1,790,038)	21,378	(260,315)	(1,946,361)	21,378	(385,209)

Other income (expense)
Other income — related party	5,839	—	—	5,839	—	—
Interest income (expense)	7,289	—	(35,244)	15,315	—	(73,276)

Net (loss) income	(1,776,910)	21,378	(295,559)	(1,925,207)	21,378	(458,485)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—	—	(3,000,000)	—

Net loss attributable to common stockholders	$(1,776,910)	$(2,978,622)	$(295,559)	$(1,925,207)	$(2,978,622)	$(458,485)

Weighted average number of common shares outstanding — basic and fully diluted	474,807	466,435	466,435	474,807	394,877	394,877

Basic and diluted loss per common share attributable to common stockholders	$(3.74)	$(6.38)	$(0.63)	$(4.05)	$(7.54)	$(1.16)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
		(see Note 3)			(see Note 3)
		Successor	Predecessor		Successor	Predecessor
	Successor	June 8 - June 30	April 1 - June 7	Successor	June 8 - June 30	January 1 - June 7
Cash flows from operating activities
Net (loss) income	$(1,776,910)	$21,378	$(295,559)	$(1,925,207)	$21,378	$(458,485)
Depreciation and amortization	12,364	2,867	1,418	24,739	2,867	2,755
Non-cash interest expense	—	—	7,436	—	—	12,353
Non-cash consulting expense — related party	10,500	—	—	21,000	—	—
Non-cash stock compensation	—	—	—	—	—	3,410
Loss on sale of assets held for sale	2,092	—	—	3,172	—	—
(Gain) loss on extinguishment of debt	—	(69,219)	43,056	—	(69,219)	43,056
Gain on change in estimate of payroll tax liability	(159,994)	—	—	(159,994)	—	—
Loss on impairment of goodwill and intangibles	1,792,570	—	—	1,792,570	—	—
Loss on impairment of fixed assets	20,324	—	—	20,324	—	—
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accounts receivable	(3,175)	(145)	—	2,527	(145)	(4,000)
Prepaid expenses and other current assets	1,451	24,900	81,265	2,864	24,900	(26,000)
Accounts payable	(30,344)	(134,060)	(5,034)	(10,837)	(134,060)	61,233
Accrued liabilities	31,619	(196,635)	37,188	38,541	(196,635)	17,267
Accrued interest	—	—	16,969	—	—	47,895

Net cash used in operating activities	(99,503)	(350,914)	(113,261)	(190,301)	(350,914)	(300,516)

Cash flows from investing activities
Purchase of fixed assets	—	—	(907)	(3,549)	—	(2,476)

Net cash used in investing activities	—	—	(907)	(3,549)	—	(2,476)

Cash flows from financing activities
Cash overdraft	—	—	—	—	—	2,951
Payments on notes payable	—	(528,149)	—	—	(528,149)	(18,606)
Proceeds from notes payable	—	—	60,000	—	—	347,000
Proceeds from issuance of Series A convertible preferred stock	—	2,653,000	—	—	2,653,000	—

Net cash provided by financing activities	—	2,124,851	60,000	—	2,124,851	331,345

Net (decrease) increase in cash	(99,503)	1,773,937	(54,168)	(193,850)	1,773,937	28,353
Cash — beginning	958,212	28,353	82,521	1,052,559	28,353	—

Cash — ending	$858,709	$1,802,290	$28,353	$858,709	$1,802,290	$28,353

Supplemental disclosures:
Interest paid	$—	$—	$—	$—	$—	$—
Income taxes paid	$—	$—	$—	$—	$—	$—

Number of shares issued for settlement/termination of agreements	—	—	108,662	—	—	108,662
Value of shares issued for settlement/termination of agreements	$—	$—	$1,521,268	$—	$—	$1,521,268

Number of shares issued for conversion of notes payable	—	—	42,040	—	—	42,040
Value of shares issued for conversion of notes payable	$—	$—	$636,598	$—	$—	$636,598
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Description of Business: Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., currently records live content, such as concerts and conferences, and makes the recorded content available for delivery to attendees within fifteen minutes after the conclusion of the live event. The recorded content is made available for pre-sale and sale at the venue and on DiscLive’s website, www.disclive.com. The content is delivered primarily via compact disc.
Push Down Accounting: See “Note 3 – New Basis of Accounting.”
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, as a result of the $3,000,000 in funding received on June 8, 2006 (See “Note 2 – Change in Control” and “Note 4 – Going Concern”), the Company has adequate resources to fund its operations, as presently conducted, until the conclusion of the second quarter of 2009. There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving any of its business plans.
          See “Note 4 – Going Concern” for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing in the future, if and when required, could have a material adverse effect on the operations and financial condition of the Company.
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
          The Company’s condensed consolidated balance sheet at June 30, 2007 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for:
•	the three and six months ended June 30, 2007;

•	the period from June 8, 2006 to June 30, 2006;

•	the period from April 1, 2006 to June 7, 2006; and

•	the period from January 1, 2006 to June 7, 2006,
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
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
          The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	inability to continue as a going concern;

•	history of losses, which are likely to continue;

•	inability to utilize the funds received in a manner that is accretive;

•	inability to locate lines of businesses to acquire or consummate an acquisition or, if acquired, to integrate them;

•	dependence on third-party contractors; and

•	changes in conditions affecting the economy generally.
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
Fixed Assets: At June 30, 2007, fixed assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less depreciation and plus additions (valued at cost) from June 8, 2006 to June 30, 2007. The valuation was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 3 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the fixed assets of the Company:

		Estimated Remaining	Accumulated	Net Book Value at
	Cost	Useful Lives	Depreciation	June 30, 2007
Equipment	$6,386	Held for Sale	$—	$6,386

Computer equipment	$18,211	0.4 years	$13,506	$4,705
Recording equipment	82,271	4 years	17,586	64,685
Office furniture and equipment	9,434	2 years	2,527	6,907

Total fixed assets	$109,916		$33,619	$76,297

          Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are impaired, retired or sold, the costs and related accumulated

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
depreciation are eliminated and any resulting gain or loss is reflected in operations. At June 30, 2007, $20,324 of fixed assets were impaired (See “— Impairment of Long-Lived Assets” below).
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
          At June 30, 2007, the Company performed an analysis of its fixed and intangible assets in order to determine whether the carrying value of those assets exceeded the estimated future cash flows expected to result from the use or disposition of those assets. Based upon this analysis, management of the Company determined that the carrying value of certain fixed assets and all intangible assets was in excess of the estimated future cash flows expected to result from their use or disposition. In each case where the fair value of the asset was less than the carrying value, the Company wrote the asset down to fair value and recorded a corresponding impairment charge. As a result, the Company recorded an impairment charge for fixed and intangible assets of $20,324 and $27,077, respectively, during the three months ended June 30, 2007.
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
Goodwill: At June 30, 2007, management of the Company performed its annual goodwill impairment test to determine whether the carrying value of the recorded goodwill was impaired. The first step in this process was to identify potential goodwill impairment by comparing fair value of the single reporting unit to its carrying value. Management of the Company estimated fair value using the discounted cash flows method. Utilizing the discounted cash flows method, management of the Company determined that the carrying value exceeded the fair value. Management of the Company then completed step two in the impairment review process, which measured the amount of goodwill impairment. Since the fair value of the goodwill was effectively zero, as determined by the discounted cash flows analysis, the Company fully impaired goodwill and recorded an impairment charge for goodwill of $1,765,493. The entire goodwill balance had been assigned to the Company’s sole reporting unit.
Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective method. The adoption of SFAS 123R did not impact the Company’s stock-based compensation expense for the three and six months ended June 30, 2007 and 2006. The Company recognizes stock-based compensation expense on a straight-line basis over the period the award is earned by the employee.
Net Loss per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding also was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock, warrants to purchase 3,500 shares of common stock and Series A Convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at June 30, 2007 and options to purchase 1,625 shares of common stock, warrants to purchase 37,425 shares of common stock and Series A Convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at June 30, 2006, were not included in the

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
computation of diluted loss per share, as the effect of including the options, warrants and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
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
Recently Adopted Accounting Pronouncements: On January 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN 48.
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
          A holder of a share of Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of shares of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. As a result and as of June 8, 2006, Radical Holdings LP beneficially owned 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Accordingly, a change in control of the Company occurred on June 8, 2006, resulting in a new basis of accounting (See “Note 3 – New Basis of Accounting”).

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
NOTE 3 – NEW BASIS OF ACCOUNTING
          In accordance with Emerging Issues Task Force Issue No. D-97, “Push Down Accounting,” as a result of the change in control of the Company by virtue of the purchase of the Series A Convertible Preferred Stock by Radical Holdings LP, the Company “pushed down” this new basis to a proportionate amount of its underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet resulting from the “push down” were:
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
The primary changes to the statements of operations resulting from the “push down” were:
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
NOTE 4 – GOING CONCERN
          As shown in the accompanying condensed consolidated financial statements, as of June 30, 2007, the Company had an accumulated deficit of $2,094,202. The accumulated deficit balance represents 388 days of activity (number of days since the new basis of accounting was established), including gains on extinguishment of debt, changes in the estimates and settlements of certain payroll and sales tax liabilities and losses on the impairment of goodwill and intangibles of $80,021, $250,474 and $1,792,570, respectively, and, therefore, is not indicative of expected future results (See “Note 1 – Summary of Significant Accounting Policies and Procedures – Impairment of Long-Lived Assets,” “—Goodwill” and “Note 6 – Accrued Liabilities”). Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
          Prior to the issuance and sale of the Series A Convertible Preferred Stock, the Company had been attempting to raise adequate capital to be able to continue its operations and implement its business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the first five months of 2006, management of the Company took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided the Company with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to the Company by Radical Holdings LP and credited towards the purchase price of the

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have $775,000 of operating funds, which management anticipates will sustain the Company’s operations, as presently conducted, until the conclusion of the second quarter of 2009. At the end of the second quarter of 2009, the Company will be required to obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operations.
          In addition, the Company is identifying and pursuing acquisitions. In the event that the Company consummates an acquisition, it may require additional funds prior to the end of the second quarter of 2009. No assurances, however, can be given that those opportunities can be realized upon, if available.
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
NOTE 5 – WARRANTS AND OPTIONS
Warrants to purchase Company common stock:
          The following table summarizes information with respect to warrants for the six months ended June 30, 2007:

	Number of Shares	Weighted
	Underlying	Average
	Warrants	Exercise Price
Balance, January 1, 2007	37,425	$23.28
Warrants granted	—	—
Warrants expired	(33,925)	20.27
Warrants exercised	—	—

Balance, June 30, 2007	3,500	$52.50

Exercisable, June 30, 2007	3,500	$52.50

Shares Underlying
	Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
June 30, 2007	$30.00-75.00	3,500	0.20 years	$52.50	3,500	$52.50

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
Options to purchase Company common stock:
          The following table summarizes information with respect to stock options for the six months ended June 30, 2007:

	Number of Shares	Weighted
	Underlying Stock	Average
	Options	Exercise Price
Balance, January 1, 2007	1,625	$15.00
Stock options granted	—	—
Stock options expired	—	—
Stock options exercised	—	—

Balance, June 30, 2007	1,625	$15.00

Exercisable, June 30, 2007	1,625	$15.00

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
June 30, 2007	$15.00	1,625	0.9 years	$15.00	1,625	$15.00
NOTE 6 – ACCRUED LIABILITIES
          Accrued liabilities include estimated amounts payable for sales tax. During 2006, the Company settled with 36 of 48 states for sales tax amounts due. The settlements with those states resulted in $15,017 of accrued interest and penalties being dismissed. This amount was recorded as a gain on settlement in the financial statements during 2006. The Company expects to settle with the remaining states during 2007 and has accrued the estimated taxes due. Accrued liabilities also include fees incurred for tax and legal services received during the three months ended June 30, 2007.
          Additionally, the Company changed its estimate for payroll tax penalties and interest accrued based upon information received after June 30, 2007. This change resulted in a reduction of the payroll tax liability by $159,994. See “Note 8 – Subsequent Events – Payroll Taxes Liability.”
NOTE 7 – RELATED PARTY TRANSACTIONS
Services Agreement: On May 10, 2007, DiscLive and HDNet LLC entered into a Services Agreement, whereby the Chief Executive Officer of DiscLive would assist HDNet LLC with sales and content acquisition. HDNet LLC is an affiliate of Radical Holdings LP, which is the sole stockholder of the Series A Convertible Preferred Stock of Immediatek and the owner of 114,954 shares of Immediatek common stock as of May 10, 2007. In exchange for these services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). This agreement continued in effect until December 31, 2007, unless terminated earlier

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
JUNE 30, 2007
(Unaudited)
by either party upon 30 days prior written notice. On July 5, 2007, DiscLive and HDNet LLC agreed to terminate this agreement (See “Note 8 – Subsequent Events – Termination of Services Agreement” below).
NOTE 8 – SUBSEQUENT EVENTS
Resignation of Executive Officer: On July 3, 2007, Travis Hill submitted his definitive resignation from all positions held with the Company to be effective July 6, 2007. Specifically, those positions he resigned from were:
•	Director of DiscLive;

•	Chief Executive Officer of Immediatek; and

•	Chief Executive Officer, President and Secretary of DiscLive.
Termination of Services Agreement: On July 5, 2007, HDNet LLC and DiscLive entered into an Agreement of Mutual Termination of Services Agreement, pursuant to which DiscLive and HDNet LLC terminated the Services Agreement that the parties had entered into on May 10, 2007. The Services Agreement provided that the Chief Executive Officer of DiscLive would assist HDNet LLC with sales and content acquisition. In exchange for these services, HDNet LLC was paying DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Travis Hill, Chief Executive Officer of DiscLive, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. The obligations of HDNet LLC to indemnify and hold harmless DiscLive for the services rendered by Mr. Hill survive the termination of the Services Agreement.
Appointment of Executive Officer: On July 16, 2007, the boards of directors of Immediatek and DiscLive appointed Darin Divinia as President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively. Mr. Divinia currently serves, and since July 2006 has served, as a director of Immediatek and DiscLive. Since January 2006, Mr. Divinia has served as Director of Technical Services of Radical Incubation LP. Radical Incubation LP is an affiliate of Radical Holdings LP, which is the sole stockholder of the Series A Convertible Preferred Stock of Immediatek and the owner of 114,954 shares of Immediatek common stock as of July 16, 2007. From January 2004 to January 2006, Mr. Divinia served as Director of Network Strategy at Yahoo, Inc. In that position he was responsible for setting the strategic vision for Yahoo’s next generation network infrastructure. Prior to January 2004, Mr. Divinia served as Director of Network Engineering at Yahoo, Inc. and was responsible for all engineering and operational aspects of the global Yahoo! IP network.
          Pursuant to the Management Services Agreement by and among Immediatek, DiscLive and Radical Incubation LP, personnel of Radical Incubation LP, including Mr. Divinia, provide certain management services to Immediatek and DiscLive. These services are provided to Immediatek and DiscLive at an aggregate cost of $3,500 per month; however, Immediatek and DiscLive are not required to pay these fees and expenses and, accordingly, Immediatek accounts for these costs of services as a deemed contribution to Immediatek by Radical Holdings LP. Mr. Divinia’s services as President, Chief Executive Officer and Secretary of Immediatek and DiscLive will be included under the Management Services Agreement. Accordingly, Immediatek and DiscLive will not directly compensate Mr. Divinia.
Payroll Taxes Liability: On July 17, 2007, the Company paid $21,266 in penalties and interest to the United States Treasury for payroll taxes that previously were not paid timely. Accordingly, based on this information, the Company revised its estimate of the amount that would be assessed for penalties and interest and reduced its payroll tax liability by $159,994 at June 30, 2007.
Settlement of Dispute: On August 6, 2007, the Company paid $22,000 to settle a dispute with a prior employee.

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
          The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB. MD&A includes the following sections:
•	Recent Developments – a description of important events that have recently occurred.

•	Our Business – a general description of our business and our objectives and areas of focus.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Recent Accounting Standards and Pronouncements – a discussion of recently adopted accounting standards and pronouncements applicable to us.

•	Operations Review – an analysis of our condensed consolidated results of operations for the periods presented in this Quarterly Report on Form 10-QSB.

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
     Recent Developments
          Resignation of Executive Officer
          On July 3, 2007, Travis Hill submitted his definitive resignation from all positions held with us, which was effective July 6, 2007. Specifically, those positions he resigned from were:
•	Director of DiscLive;

•	Chief Executive Officer of Immediatek; and

•	Chief Executive Officer, President and Secretary of DiscLive.
          Termination of Services Agreement
          On July 5, 2007, HDNet LLC and DiscLive entered into an Agreement of Mutual Termination of Services Agreement. Pursuant to this agreement, DiscLive and HDNet LLC terminated the Services Agreement, which the parties had entered into on May 10, 2007. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Travis Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. The obligations of HDNet LLC to indemnify and hold harmless DiscLive for the services rendered by Mr. Hill survive the termination of the Services Agreement.
          Appointment of Executive Officer
          On July 16, 2007, the boards of directors of Immediatek and DiscLive appointed Darin Divinia as President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively. Mr. Divinia currently serves, and since July 2006 has served, as a director of Immediatek and DiscLive. Since January 2006, Mr. Divinia has served as Director of Technical Services of Radical Incubation LP. Radical Incubation LP is an affiliate of Radical Holdings LP, which is the sole stockholder of the Series A Convertible Preferred

Stock of Immediatek and the owner of 114,954 shares of Immediatek common stock as of July 16, 2007. From January 2004 to January 2006, Mr. Divinia served as Director of Network Strategy at Yahoo, Inc. In that position he was responsible for setting the strategic vision for Yahoo’s next generation network infrastructure. Prior to January 2004, Mr. Divinia served as Director of Network Engineering at Yahoo, Inc. and was responsible for all engineering and operational aspects of the global Yahoo! IP network. Mr. Divinia’s services as President, Chief Executive Officer and Secretary of Immediatek and DiscLive are included under the Management Services Agreement that was entered into among Radical Incubation LP and us in February 2007. Accordingly, we will not directly compensate Mr. Divinia.
          Payroll Taxes Liability
           On July 17, 2007, we paid $21,266 in penalties and interest to the United States Treasury for payroll taxes that previously were not paid timely. Accordingly, based on this information; we revised our estimate of the amount that would be assessed for penalites and interest and reduced our payroll tax liability by $159,994 at June 30, 2007.
          Settlement of Dispute
          On August 6, 2007, we paid $22,000 to settle a dispute with a prior employee.
     Our Business
          General Overview
          Immediatek, through its wholly-owned, operating subsidiary, DiscLive, currently records live content, such as concerts and conferences, and makes the recorded content available for delivery to attendees within fifteen minutes after the conclusion of the live event. The recorded content is made available for pre-sale and sale at the venue and on our website, www.disclive.com. The content is delivered primarily via compact disc. We, however, are currently evaluating the DiscLive business and its prospects going forward (See “—Our Objectives and Areas of Focus” below).
          DiscLive has recorded live events for Cooder Graw, dada, Thirty Seconds to Mars, the Toadies, Flyleaf, the Pixies, The Fixx and Vertical Horizon, among others. During the three and six months ended June 30, 2007, we recorded no live events and one live event, respectively. We sold, or delivered under contract, 253 and 983 recordings of that one event and prior events during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, we recorded two live events, one of which was a music festival, and ten live events, respectively, and sold, or delivered under contract, approximately 860 and 1,760 recordings of those events and prior events during the three and six months ended June 30, 2006, respectively.
          History of Losses
          The following table presents our net (losses) income and cash used in operating activities for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
		(see Note 3)			(see Note 3)
		Successor	Predecessor		Successor	Predecessor
	Successor	June 8 - June 30	April 1 - June 7	Successor	June 8 - June 30	January 1 - June 7
Net (loss) income	$(1,776,910)	$21,378	$(295,559)	$(1,925,207)	$21,378	$(458,485)
Net cash used in operating activities	$(99,503)	$(350,914)	$(113,261)	$(190,301)	$(350,914)	$(300,516)

          Our existence and operations are dependent upon our ability to generate sufficient funds from current operations to fund operating activities. In that regard, we may be required to refocus our current line of business or acquire other lines of business to be able to support operations.
          The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2006, included an emphasis paragraph, in addition to its audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
          We funded our operations during the year ended December 31, 2006 and the six months ended June 30, 2007, primarily from the proceeds generated from the sale of the Series A Convertible Preferred Stock. Prior to closing the Series A Convertible Preferred Stock transaction on June 8, 2006, we borrowed $347,000 aggregate principal amount from Radical Holdings LP to cover operations and repay indebtedness. These borrowings were credited in full towards the aggregate purchase price of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.
          Our Objectives and Areas of Focus
          We have identified the following two objectives, which will be our primary areas of focus until these objectives are accomplished:
          DiscLive. We have commenced a comprehensive evaluation of the DiscLive business and its prospects going forward. We believe that this review is necessary due to the following:
•	the prior poor performance of the DiscLive business (see “—History of Losses” above);

•	industry conditions, which include, among others, the resistance by record labels to permit the recording of represented artists, increases in venue fees and the movement from physical to digital product; and

•	the departure of Mr. Hill.
We have preliminarily identified the following three alternatives with respect to DiscLive: continue the DiscLive business; focus on certain components of the business that are profit centers, if any; or discontinue the business completely. At this time, we have not come to a definitive conclusion and will continue to evaluate these alternatives, as well as others, to determine what course of action we believe is in the best interests of our stockholders.
          Acquisitions. We also are identifying and pursuing potential acquisition candidates. We have identified several prospects and have had discussions with them; however, no definitive or formal agreements have been reached, prepared or negotiated. Therefore, no assurances can be given that these, or any other, acquisitions will be consummated.
     Critical Accounting Policies and Estimates
          Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:

•	Recoverability of Non-Current Assets. We have certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement. During the three months ended June 30, 2007, we recorded an impairment charge for fixed and intangible assets of $20,324 and $27,077, respectively.

•	Goodwill. Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis. During the three months ended June 30, 2007, we fully impaired goodwill and recorded an impairment charge for goodwill of $1,765,493

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	New Basis of Accounting. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on June 8, 2006, we applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We made estimates and judgments in determining the fair value of the acquired assets and liabilities. We based our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

•	Revenue Recognition. DiscLive primarily delivers products sold by it through shipment to the customer. Revenue is recognized upon shipment of the product to the customer. A smaller percentage of revenues are recognized at the point of sale at the event being recorded. Certain customers purchase and accept hand delivery of the product on-site at the event. Pursuant to ETIF 00-10, Accounting for Shipping and Handling Fees and Costs, we include all shipping and handling fees charged to our customers in gross revenue. All actual costs incurred by us for shipping and handling are immaterial in nature and are included as direct costs of revenue.
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

     Operations Review
          As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 10, our results of operations for the three and six months ended June 30, 2007 and for the period June 8, 2006 through June 30, 2006, or the “successor” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006 and April 1, 2006 through June 7, 2006, or the “predecessor” period, is reported on the historical basis of accounting. For the successor periods prior to June 30, 2007, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
          Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

	For the Three Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
		(see Note 3)
		Successor	Predecessor	2007 vs 2006
	Successor	June 8 - June 30	April 1 - June 7	Change	% Change
Revenues	$4,955	$19,740	$2,425	$(17,210)	(78)%
Cost of sales	8,037	7,472	24,645	(24,080)	(75)

Gross (loss) margin	(3,082)	12,268	(22,220)	6,870	69
Gross (loss) margin percentage	(62)%	62%	(916)%
General and administrative expenses	4,957	5,459	17,656	(18,158)	(79)
Consulting services	1,852	—	—	1,852	100
Professional fees	43,045	20,259	208,133	(185,347)	(81)
Salaries and benefits	37,246	31,524	59,726	(54,004)	(59)
Non-cash consulting expense - related party	10,500	—	—	10,500	100
Depreciation and amortization	12,364	2,867	1,418	8,079	189
Loss on sale of assets held for sale	2,092	—	—	2,092	100
(Gain) loss on extinguishment of debt	—	(69,219)	43,056	(26,163)	(100)
Gain on change in estimate of payroll tax liability	(159,994)	—	—	159,994	100
Loss on impairment of goodwill and intangibles	1,792,570	—	—	1,792,570	100
Loss on impairment of fixed assets	20,324	—	—	20,324	100
Settlement	22,000	—	—	22,000	100
Gain on settlement of accounts payable	—	—	(91,894)	(91,894)	(100)

Net operating (loss) income	(1,790,038)	21,378	(260,315)	1,551,101	649
Other income — related party	5,839	—	—	5,839	100
Interest income (expense)	7,289	—	(35,244)	42,533	121

Net (loss) income	(1,776,910)	21,378	(295,559)	1,502,729	548

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—	(3,000,000)	(100)

Net loss attributable to common stockholders	$(1,776,910)	$(2,978,622)	$(295,559)	$(1,497,271)	(46)%

Weighted average number of common shares outstanding — basic and fully diluted	474,807	466,435	466,435	8,372	2%

Basic and diluted loss per common share attributable to common stockholders	$(3.74)	$(6.38)	$(0.63)	$(3.27)	(41)%

          Revenues. The decrease in revenues is attributable to no live events being recorded and, correspondingly, fewer product sales (253 units), during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 (two live events and approximately 860 units sold).
          We expect that 2007 revenues and revenues in the second half of 2007 will be substantially lower than 2006 and the first half of 2007, respectively. This expectation is based upon the lack of contracts to record live events, the comprehensive review that we are currently conducting with respect to the DiscLive business and the departure of Travis Hill, who was our primary contact with artists. Accordingly, we believe that revenues, if any, for the second half of 2007 will solely be derived from the sale of existing product.

          Cost of sales. Cost of sales decreased because we did not record a live event during the three months ended June 30, 2007, as compared to the recording of two live events during the three months ended June 30, 2006. This decrease was offset, however, by the determination and payment of outstanding mechanical royalties due and owing.
          We anticipate that cost of sales will decrease during the second half of 2007 because of our expectation that the costs will relate solely to sales of existing product, which are considerably less than those associated with new product.
          General and administrative expenses. The decrease in general and administrative expenses for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, is attributable to the completion of the restatement of our financial statements in 2006, the reduction of rent and utilities for office space and other efficiencies implemented.
          We anticipate that general and administrative expenses will slightly decrease over the next six months; however, any reductions may be more than offset by additional costs associated with acquisitions, if continually pursued and consummated, and the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.
          Consulting services. The increase in consulting services expense is the result of expenses incurred in connection with hosting our website and website design. We anticipate that our consulting services expense during the remainder of 2007 will decrease due to the lack of updates necessary to our website for new product, as we currently believe that we will only being selling existing product in the near future.
          Professional fees. The decrease in professional fees is attributable to fees incurred in 2006 in connection with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, together with the legal fees for the consummation of the Series A Convertible Preferred Stock transaction. This decrease was offset, in part, by legal fees incurred in connection with resolving certain legal disputes, slight increases in audit fees and fees incurred for tax advice and return preparation.
          We anticipate that professional fees for the remainder of 2007 will decrease. Any decreases may, however, be more than offset by fees anticipated to be incurred in connection with pursuing and closing an acquisition, if continually pursued or consummated, and the development and implementation of policies and procedures in preparation for management’s assessment of, and report on, our internal controls.
          Salaries and benefits. Salaries and benefits decreased from the prior period due to the resignation of Zach Bair in July 2006, the termination of Paul Marin in April 2007 and the resignation of another employee in June 2007. Salaries and benefits expense will be lower during the remainder of 2007 due to the resignation of Travis Hill in July 2007 and the corresponding termination of our benefit plans. We do not expect to incur a material amount of salary expense for the remainder of 2007, assuming we do not hire additional personnel or assume them in an acquisition.
          Non-cash consulting expense. Non-cash consulting expense increased from the prior period due to the Management Services Agreement that we entered into in February 2007. Pursuant to that agreement, personnel of Radial Incubation LP provide certain management services to us. Radical Incubation LP, however, does not require payment for those services. Accordingly, we record the costs of those services as a deemed contribution to us by Radical Holdings LP, an affiliate of Radical Incubation LP and the sole stockholder of our Series A Convertible Preferred Stock, and non-cash consulting expense. During the remainder of 2007, we expect non-cash consulting expense to be $21,000, which is solely attributable to the Management Services Agreement.
          Depreciation and amortization. This increase is attributable to the step-up in basis resulting from the application of “push down” accounting and additions. This increase, however, is offset, in part, by the impairment of certain fixed assets and all of our intangible assets.
          Gain on settlement of accounts payable. This amount results from the discounts that we negotiated and settled during the period indicated on certain outstanding accounts payable.

          Loss on sale of assets held for sale. This amount results from the disposal of assets held for sale for amounts less than their book value and associated costs of sale. We will continue to dispose of assets held for sale during the remainder of 2007.
          (Gain) loss on extinguishment of debt. For the successor period in 2006, the gain relates solely to the forgiveness of interest payable on notes payable that were settled in cash during the successor period in 2006. For the predecessor period during the three months ended June 30, 2006, the loss relates to the conversion of certain notes payable into Immediatek common stock upon consummation of the purchase and sale of the Series A Convertible Preferred Stock.
          Gain on change in estimate of payroll tax liability. This amount represents a reduction in our estimate of payroll tax liability for prior periods based upon new information obtained by management that payments made as of July 17, 2007 will likely constitute full payment of this liability. This new information was received following, but adjustments were made in the period ending, June 30, 2007.
          Loss on impairment of goodwill and intangibles. This amount represents the impairment of all goodwill and intangibles recorded in connection with the “push down” accounting. At June 30, 2007, we conducted an impairment analysis of our goodwill and intangibles and determined that they were fully impaired.
          Loss on impairment of fixed assets. This amount represents the impairment of certain fixed assets. At June 30, 2007, we conducted an impairment analysis of all our fixed assets. We determined that certain fixed assets were impaired. The impairment charge for fixed assets primarily consists of software we previously utilized to record live events and our website.
          Settlement. This amount represents the amount that we have accrued in connection with disputes with a prior employee. The dispute was ultimately settled for this amount on August 6, 2007.
          Other income. This income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Mr. Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no additional other income will be realized after June 5, 2007, the date on which the Services Agreement was terminated.
          Interest income (expense), net. There was no interest expense during the three months ended June 30, 2007, as compared to the predecessor period in 2006. This decrease results from the repayment of all notes payable that were outstanding during the three months ended June 30, 2006. Interest income increased during the three months ended June 30, 2007, as compared to the same period in 2006. This increase is attributable to increased cash balances resulting from the sale of the Series A Convertible Preferred Stock on June 8, 2006.
          Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock. Immediatek issued 4,392,286 shares of its Series A Convertible Preferred Stock at $0.68 per share to Radical Holdings LP for cash proceeds of $3,000,000 on June 8, 2006. The beneficial conversion feature represents the difference between the fair market value of Immediatek common stock and the conversion price on the date of issuance of the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. We recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds and the beneficial conversion feature of $123,321,622.

          Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

	For the Six Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
		(see Note 3)
		Successor	Predecessor	2007 vs. 2006
	Successor	June 8 - June 30	January 1 - June 7	Change	% Change
Revenues	$18,557	$19,740	$19,451	$(20,634)	(53)%
Cost of sales	20,151	7,472	43,584	(30,905)	(61)

Gross (loss) margin	(1,594)	12,268	(24,133)	10,271	87
Gross (loss) margin percentage	(9)%	62%	(124)%
General and administrative expenses	16,908	5,459	34,903	(23,454)	(58)
Consulting services	4,326	—	—	4,326	100
Professional fees	96,698	20,259	328,347	(251,908)	(72)
Salaries and benefits	103,024	31,524	89,130	(17,630)	(15)
Non-cash stock compensation	—	—	3,410	(3,410)	(100)
Non-cash consulting expense - related party	21,000	—	—	21,000	100
Depreciation and amortization	24,739	2,867	2,755	19,117	340
Loss on sale of assets held for sale	3,172	—	—	3,172	100
Gain (loss) on extinguishment of debt	—	(69,219)	43,056	(26,163)	(100)
Gain on change in estimate of payroll tax liability	(159,994)	—	—	159,994	100
Loss on impairment of goodwill and intangibles	1,792,570	—	—	1,792,570	100
Loss on impairment of fixed assets	20,324	—	—	20,324	100
Settlement	22,000	—	—	22,000	100
Gain on settlement of accounts payable	—	—	(140,525)	(140,525)	(100)

Net operating (loss) income	(1,946,361)	21,378	(385,209)	1,582,530	435
Other income — related party	5,839	—	—	5,839	100
Interest income (expense)	15,315	—	(73,276)	88,591	121

Net (loss) income	(1,925,207)	21,378	(458,485)	1,488,100	340

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—	(3,000,000)	(100)

Net loss attributable to common stockholders	$(1,925,207)	$(2,978,622)	$(458,485)	$(1,511,900)	(44)%

Weighted average number of common shares outstanding — basic and fully diluted	474,807	394,877	394,877	79,930	20%

Basic and diluted loss per common share attributable to common stockholders	$(4.05)	$(7.54)	$(1.16)	$(4.65)	(53)%

          Revenues. The decrease in revenues is attributable to fewer live events recorded and, correspondingly, fewer product sales, during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. Revenues, however, did not decline proportionately due to more effective promotion of our products.
          We expect that 2007 revenues and revenues in the second half of 2007 will be substantially lower than 2006 and the first half of 2007, respectively. This expectation is based upon the lack of contracts to record live events, the comprehensive review that we are currently conducting with respect to the DiscLive business and the departure of Travis Hill, who was our primary contact with artists. Accordingly, we believe that revenues, if any, for the second half of 2007 will solely be derived from the sale of existing product.
          Cost of sales. Cost of sales decreased due to the decrease in the number of live events recorded, and a corresponding lower number of product sales, in the six months ended June 30, 2007 (one live event; approximately 1000 units), as compared to the six months ended June 30, 2006 (10 live events; approximately 1,760 units sold). Cost of sales also decreased due to cost control measures that we implemented. This decrease was offset, in part, by the determination and payment of outstanding mechanical royalties due and owing.
          We anticipate that cost of sales will decrease during the second half of 2007 because of our expectation that the costs will relate solely to sales of existing product, which are considerably less than those associated with new product.
          General and administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, is attributable to the completion of the restatement of our financial statements in 2006, a substantial reduction of rent and utilities for office space and other efficiencies implemented.

          We anticipate that general and administrative expenses will slightly decrease over the next six months; however, any reductions may be more than offset by additional costs associated with acquisitions, if continually pursued and consummated, and the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by Sarbanes Oxley.
          Consulting services. The increase in consulting services expense is the result of expenses incurred in connection with hosting our website and website design. We anticipate that our consulting services expense during the remainder of 2007 will decrease due to the lack of updates necessary to our website for new product, as we currently believe that we will only being selling existing product in the near future.
          Professional fees. The decrease in professional fees is attributable to fees incurred in 2006 in connection with the restatement of our financial statements for the years ended December 31, 2005, 2004 and 2003, together with the legal fees for the consummation of the Series A Convertible Preferred Stock transaction. This decrease was offset, in part, by legal fees incurred in connection with resolving certain legal disputes, slight increases in audit fees and additional fees incurred for tax advice and return preparation.
          We anticipate that professional fees for the remainder of 2007 will decrease. Any decreases may, however, be more than offset by fees anticipated to be incurred in connection with pursuing and closing an acquisition, if continually pursued or consummated, and the development and implementation of policies and procedures in preparation for management’s assessment of, and report on, our internal controls.
          Salaries and benefits. Salaries and benefits decreased from the prior period due to the resignation of Zach Bair in July 2006, the termination of Paul Marin in April 2007 and the resignation of another employee in June 2007. Salaries and benefits expense will be lower during the remainder of 2007 due to the resignation of Travis Hill in July 2007 and the corresponding termination of our benefit plans. We do not expect to incur a material amount of salary expense for the remainder of 2007, assuming we do not hire additional personnel or assume them in an acquisition.
          Non-cash stock compensation. The decrease is the result of us no longer paying compensation in the form of our stock, which is primarily due to our available cash on hand.
          Non-cash consulting expense. Non-cash consulting expense increased from the prior period due to the Management Services Agreement that we entered into in February 2007. Pursuant to that agreement, personnel of Radial Incubation LP provide certain management services to us. Radical Incubation LP, however, does not require payment for those services. Accordingly, we record the costs of those services as a deemed contribution to us by Radical Holdings LP, an affiliate of Radical Incubation LP and the sole stockholder of our Series A Convertible Preferred Stock, and non-cash consulting expense. During the remainder of 2007, we expect non-cash consulting expense to be $21,000, which is solely attributable to the Management Services Agreement.
          Depreciation and amortization. This increase is attributable to the step-up in basis resulting from the application of “push down” accounting and additions. This increase, however, is offset, in part, by the impairment of certain fixed assets and all of our intangible assets.
          Gain on settlement of accounts payable. This amount results from the discounts that we negotiated and settled during the period indicated on certain outstanding accounts payable.
          Loss on sale of assets held for sale. This amount results from the disposal of assets held for sale for amounts less than their book value and associated costs of sale. We will continue to dispose of assets held for sale during the remainder of 2007.
          (Gain) loss on extinguishment of debt. For the successor period in 2006, the gain relates solely to the forgiveness of interest payable on notes payable that were settled in cash during the successor period in 2006. For the predecessor period during the six months ended June 30, 2006, the loss relates to the conversion of certain notes payable into Immediatek common stock upon consummation of the purchase and sale of the Series A Convertible Preferred Stock.
           Gain on change in estimate of payroll tax liability. This amount represents a reduction in our estimate of payroll tax liability for prior periods based upon new information obtained by management that payments made as of July 17, 2007 will likely constitute full payment of this liability. This new information was received following, but adjustments were made in the period ending, June 30, 2007.

          Loss on impairment of goodwill and intangibles. This amount represents the impairment of all goodwill and intangibles recorded in connection with the “push down” accounting. At June 30, 2007, we conducted an impairment analysis of our goodwill and intangibles and determined that they were fully impaired.
          Loss on impairment of fixed assets. This amount represents the impairment of certain fixed assets. At June 30, 2007, we conducted an impairment analysis of all our fixed assets. We determined that certain fixed assets were impaired. The impairment charge for fixed assets primarily consists of software we previously utilized to record live events and our website.
          Settlement. This amount represents the amount that we have accrued in connection with disputes with a prior employee. The dispute was ultimately settled for this amount on August 6, 2007.
          Other income. This income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Mr. Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no additional other income will be realized after June 5, 2007, the date on which the Services Agreement was terminated.
          Interest income (expense), net. There was no interest expense during the six months ended June 30, 2007, as compared to the predecessor period in 2006. This decrease results from the repayment of all notes payable that were outstanding during the six months ended June 30, 2006. Interest income increased during the six months ended June 30, 2007, as compared to the same period in 2006. This increase is attributable to increased cash balances resulting from the sale of the Series A Convertible Preferred Stock on June 8, 2006.
          Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock. Immediatek issued 4,392,286 shares of its Series A Convertible Preferred Stock at $0.68 per share to Radical Holdings LP for cash proceeds of $3,000,000 on June 8, 2006. The beneficial conversion feature represents the difference between the fair market value of Immediatek common stock and the conversion price on the date of issuance of the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. We recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds and the beneficial conversion feature of $123,321,622.
     Liquidity and Capital Resources and Financial Position
          General
          Prior to the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, we had been attempting to raise adequate capital to be able to continue our operations and implement our business plan, and management had to devote a significant amount of time to raising capital rather than to operations. Due to the lack of adequate funds in the first five months of 2006, our management took certain steps to reduce cash expenditures while pursuing additional financing. In January 2006, we entered into the Securities Purchase Agreement, or the Purchase Agreement, with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Purchase Agreement, the amounts loaned to us and the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of our liabilities, our management estimates that we will have $775,000 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the conclusion of the second quarter of 2009. At the end of the second quarter of 2009, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities, as currently conducted, to fund our future operating activities. We also are identifying and pursuing various acquisition targets. In the event that we acquire a target, depending on the nature of that target, we may require additional funds prior to the end of the second quarter of 2009. No assurances, however, can be given that we will be able to consummate an acquisition and, if consummated, integrate the target company and realize funds from operations.

          As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 10, the activity for the three and six months ended June 30, 2007 and for the period June 8, 2006 through June 30, 2006, or the “successor” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006 and April 1, 2006 through June 7, 2006, or the “predecessor” period, is reported on the historical basis of accounting.
          Operating Activities. Cash used in operations was $99,503 for the three months ended June 30, 2007, as compared to $350,914 and $113,261 of cash used in operations for the successor and predecessor periods, respectively, in the three months ended June 30, 2006. The decrease in cash used in operations is primarily attributable to the satisfaction of outstanding accounts payable and accrued liabilities.
          Cash used in operations was $190,301 for the six months ended June 30, 2007, as compared to $350,914 and $300,516 of cash used in operations for the successor and predecessor periods, respectively, in the six months ended June 30, 2006. The decrease in cash used in operations is primarily attributable to the satisfaction of outstanding accounts payable and accrued liabilities.
          Investing Activities. There were no investing activities in the three months ended June 30, 2007 and the successor period during 2006. Cash used in investing activities was $907 for the predecessor period during the three months ended June 30, 2006, which consisted of purchases of fixed assets.
          Cash used in investing activities was $3,549 for the six months ended June 30, 2007, which consisted of the purchase of fixed assets. There were no investing activities in the successor period during 2006. Cash used in investing activities was $2,476 for the predecessor period during the six months ended June 30, 2006, which consisted of purchases of fixed assets.
          Financing Activities. There was no cash provided by, or used in, financing activities for the three and six months ended June 30, 2007. Cash from financing activities was $2,124,851 for the successor period and $60,000 for the predecessor period in the three months ended June 30, 2006. Cash from financing activities was $2,124,851 for the successor period and $331,345 for the predecessor period in the six months ended June 30, 2006. The decrease from 2006 is attributable to the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006 to Radical Holdings LP that resulted in proceeds of $2,653,000. The proceeds from the sale of the Series A Convertible Preferred Stock was offset by the repayment of $528,149 of notes payable in the successor period.
          Indebtedness
          At June 30, 2007, we did not have any outstanding indebtedness for borrowed money.
          Contractual Obligations and Commercial Commitments
          The following table highlights, as of June 30, 2007, our contractual obligations and commitments by type and period:

			Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Management Services Agreement (a)	$63,000	$42,000	$21,000	$—	$—
Sublease	$7,200	$7,200	$—	$—	$—

Total:	$70,200	$49,200	$21,000	$—	$—

(a)	On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees and, because the entity providing these services is related through common ownership, we account for these costs of services as a deemed contribution to us. The Management Services Agreement continues in effect until the earlier of December 31, 2009 and the date on which Radical Holdings LP, its successors or their respective affiliates shall cease to beneficially own, directly or indirectly, at least twenty percent (20%) of the then outstanding voting power of us or our successors.
          Liquidity
          We believe that the funds received from the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business, as presently conducted, until the conclusion of the second quarter of 2009. At the end of the second quarter of 2009, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities, as presently conducted, to fund our future operating activities. We also are identifying and pursuing various acquisition targets. In the event that we acquire a target, depending on the nature of that target, we may require additional funds prior to the end of the second quarter of 2009. No assurances, however, can be given that we will be able to consummate an acquisition and, if consummated, integrate the target company and realize funds from operations.
Item 3. Controls and Procedures
          Our Chief Executive Officer is responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Accordingly, our Chief Executive Officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under his supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer by others within those entities. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Quarterly Reports on Forms 10-QSB and annually in our Annual Reports on Forms 10-KSB. Based upon the evaluation for the period ended June 30, 2007, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-QSB (June 30, 2007), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
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
     Plan for Remediation of Material Weaknesses
          We are in the process of designing and instituting new policies that substantially improve these controls. We retained a consultant and are endeavoring to hire qualified personnel for our accounting and reporting functions. At this time, however, we do not believe that our management will be able to certify that we have effective internal controls over financial reporting.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          On August 6, 2007, we paid $22,000 to settle a dispute with a prior employee.
Item 4. Submission of Matters to a Vote of Security Holders.
          On April 12, 2007, Radical Holdings LP delivered a written consent in lieu of an annual meeting of stockholders to us authorizing or approving the following actions:
•	the removal of Paul Marin from the board of directors of Immediatek;

•	the election of Darin Divinia and Corey Prestidge to the board of directors of Immediatek for one year terms; and

•	the ratification of the appointment of KBA Group LLP as our independent registered public accounting firm.
          As of April 11, 2007, Radical Holdings LP owned 96.2% of the outstanding voting stock of Immediatek, which was sufficient to authorize or approve these actions. In accordance with the rules promulgated by the Securities and Exchange Commission, these actions were not effective until May 24, 2007.

Item 6. Exhibits.
          The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-B.

Exhibit
Number	Description of Exhibit
10.20.1	Agreement of Mutual Termination of Services Agreement, dated as of July 5, 2007, by and between DiscLive, Inc. and HDNet LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ DARIN DIVINIA

	Name:	Darin Divinia
	Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
10.20.1	Agreement of Mutual Termination of Services Agreement, dated as of July 5, 2007, by and between DiscLive, Inc. and HDNet LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Index