Form 10KSB/A
period 2006-12-31
IMMEDIATEK INC
filed 2007-11-13
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                     to
Commission file number: 000-26073
IMMEDIATEK, INC.

(Name of small business issuer in its charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

320 South Walton, Dallas, Texas	75226

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (214) 744-8801
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
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
     Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

Explanatory Note
     This Annual Report on Form 10-KSB/A (Amendment No. 1) amends and restates only Items 7 and 8A of Part II and Item 13 of Part III of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission, or SEC, on March 8, 2007 (the “Original Filing”), in each case, solely as a result of, and to reflect, amended disclosures regarding the controls and procedures of the Company and a revised audit opinion issued by Beckstead and Watts, LLP. Other than with respect to referencing to this document as a “Form 10-KSB/A” or as “Amendment No. 1,” no other information in the Original Filing is being amended hereby. The foregoing Items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-KSB/A continues to speak as of the filing date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been, or will be, addressed in the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2007, which have been filed with the SEC or will be filed with the SEC subsequent to the date of this filing. In addition, pursuant to the rules promulgated by the SEC, Item 13 of Part III of the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, and 32.1.

i

PART II
Item 7. Financial Statements.
     Our audited consolidated financial statements and accompanying footnotes can be found beginning with the Index to Consolidated Financial Statements on page F-1, which follows the signature page of this Annual Report on Form 10-KSB.
Item 8A. Controls and Procedures.
     Controls and Procedures
          Our chief executive officer and president are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for us. Accordingly, our chief executive officer and president designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and president by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Quarterly Reports on Forms 10-QSB and annually on our Annual Reports on Forms 10-KSB. Factors that our chief executive officer and president reviewed and analyzed are follows:
•	the timeliness of the disclosures made by us since the change in control of us and retention of new management personnel;

•	the effectiveness of our disclosure policy, which encourages open and timely disclosure of material events, and the procedures established to implement that policy;

•	the limited number of people within our organization, which provides for detail knowledge of our activities and issues, and the amount and pattern of communications among them;

•	the tone established for compliance with all disclosure requirements within our organization;

•	all constructive comments received from, or suggested by, legal counsel, investors and independent auditors concerning our disclosures and activities have been timely and adequately addressed;

•	management has addressed all disclosure issues encountered during the most recent year; and

•	our Code of Business Conduct and Ethics provides methods to report violations of our disclosure policies.
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
          Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. We have concluded that we did not maintain effective internal controls. We determined that because effective controls were not in place, the recognition of certain items was inconsistent with accounting principles and that a material weakness existed in our internal control over financial reporting, and disclosed this to our Board of Directors and to our independent registered public accounting firm. In addition, we have determined that a material weakness exists in our internal controls over financial reporting due to the limited number of personnel we have. We disclosed this to our Board of Directors and to our independent registered public accounting firm. Nevertheless, based upon a number of factors, including the revisions to our previously issued financial statements, the retention of a new independent registered public accounting firm and other procedures designed to assist us in ensuring the reliability of our financial statement, our management believes that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.
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
PART III
Item 13. Exhibits.
          The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

4.1	Form of common stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.2	Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.8	Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.1.1	Secured Promissory Note, dated as of April 8, 2005, made by the Registrant in favor of Osias Blum in the aggregate principal amount of $425,000 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.1.2	Collateral Assignment and General Security Agreement, dated as of April 8, 2005, by and between Osias Blum and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.2.1	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.2.2	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.3	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.4.1	Securities Purchase Agreement, dated as of January 24, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 and incorporated herein by reference).

10.4.2	First Amendment to Securities Purchase Agreement, dated as of March 3, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.5	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Zach Bair and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.6	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Paul Marin and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.7.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.7.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.7.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.8.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.9.1	Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.2	Form of First Amendment to Note Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.3	Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.10	Amended and Restated Consolidated Secured Convertible Promissory Note, effective as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.1	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.2	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.12	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.13	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.14	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.15	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.16	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).

10.18	Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.19	Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

14.1	Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.

**	Indicates document filed herewith.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸ a Nevada corporation
Date: November 8, 2007	By:	/s/ DARIN DIVINIA
	Name:	Darin Divinia
	Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)

     In accordance with the Exchange Act, this Annual Report on Form 10-KSB/A (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA Darin Divinia	Director, President, Chief Executive Officer (principal executive, financial and accounting officer)	November 8, 2007

/s/ COREY PRESTIDGE Corey Prestidge	Director	November 8, 2007

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
Beckstead and Watts, LLP
Henderson, Nevada
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
Fixed Assets: At December 31, 2006, fixed assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less depreciation and additions (valued at cost) from June 8, 2006 to December 31, 2006. This valuation was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 -New Basis of Accounting” below for a more detailed discussion. Property, plant and equipment is depreciated using the straight-line method based upon the following life expectancy:

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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
Intangible Assets: At December 31, 2006, intangible assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less amortization from June 8, 2006 to December 31, 2006. This valuation was obtained in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 -New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company.

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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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
NOTE 5 – GOING CONCERN
     As shown in the accompanying financial statements, as of December 31, 2006, the Company has an accumulated deficit of $168,995. For the year ended December 31, 2006, the accumulated deficit balance represents 207 days of activity, including gains on extinguishment of debt and changes in the estimates and settlements of certain payroll and sales tax liabilities of $80,021 and $90,480, respectively, and, therefore, is not indicative of expected future results (See “Note 13 – Accrued Liabilities”). Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.
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
NOTE 6 – RESTATEMENT OF PRIOR YEAR’S CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 7 – ASSET ACQUISITION
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
NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE
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
NOTE 9 – STOCKHOLDERS’ DEFICIENCY
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
NOTE 10 – WARRANTS AND OPTIONS
Warrants to purchase Company common stock:
     The following table summarizes the information with respect to warrants for the years ended December 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted	Number of Shares	Weighted
	Underlying	Average	Underlying	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance, beginning of year	38,759	$23.51	45,559	$34.37
Warrants granted	—	—	—	—
Warrants expired	(1,334)	30.00	(6,800)	96.25
Warrants exercised	—	—	—	—

Balance, end of year	37,425	$23.28	38,759	$23.51

Exercisable, end of year	37,425	$23.28	38,759	$23.51

Shares Underlying
	Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
December 31, 2006	$20.00-75.00	37,425	0.27 years	$23.28	37,425	$23.28
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

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
DECEMBER 31, 2006
     The following table summarizes the information with respect to stock options for the years ended December 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted	Number of Shares	Weighted
	Underlying Stock	Average	Underlying Stock	Average
	Options	Exercise Price	Options	Exercise Price
Balance, beginning of year	11,000	$35.45	4,500	$65.00
Stock options granted	—	—	6,500	15.00
Stock options expired	9,375	39.00	—	—
Stock options exercised	—	—	—	—

Balance, end of year	1,625	$15.00	11,000	$35.45

Exercisable, end of year	1,625	$15.00	5,944	$52.85

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
December 31, 2006	$15.00	1,625	1.3 years	$15.00	1,625	$15.00
NOTE 11 – FIXED ASSETS
     Fixed assets consist of the following:

	December 31,
	2006	2005
Computer equipment	$36,133	$26,224
Recording equipment	89,259	—
Office furniture and equipment	9,036	—

	134,428	26,224
Less accumulated depreciation	(18,909)	(7,625)

Fixed assets, net	$115,519	$18,599

     Depreciation expense totaled $24,055 and $59,445 for the years ended December 31, 2006 and 2005, respectively.
NOTE 12 – ACCOUNTS PAYABLE
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
NOTE 13 – ACCRUED LIABILITIES
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
NOTE 14 – RELATED PARTY TRANSACTIONS
Stockholder loans: The Company received $590,745 during the year ended December 31, 2005 in notes payable for operating expenses from stockholders of the Company, all of which were settled during the year ended December 31, 2006 (See “Note 8 – Notes Payable and Convertible Notes Payable” above).
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
Management services: Since June 8, 2006, affiliates of Radical Holdings LP have provided certain management services, including, among others, legal services, to the Company. Management of the Company estimates the costs of those services was approximately $29,000 during the period from June 8, 2006 through December 31, 2006. The costs of these services were determined by multiplying the hourly rate of the personnel providing these services by the estimated number of hours expended performing these services. The Company recently entered into a Management Services Agreement that provides for the provisions of these services by affiliates of Radical Holdings LP (See “Note 16 – Subsequent Events”).
     Since the affiliate of Radical Holdings LP does not require payment for those services, the Company has recorded the costs of these services as a deemed contribution and non-cash consulting expense in the financial statements.
NOTE 15 – INCOME TAXES
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
NOTE 16 – SUBSEQUENT EVENTS
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

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.1	Form of common stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.2	Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).

4.3	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.5	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.6	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.8	Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Index - Page 1

Exhibit
Number	Description of Exhibit

10.1.1	Secured Promissory Note, dated as of April 8, 2005, made by the Registrant in favor of Osias Blum in the aggregate principal amount of $425,000 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.1.2	Collateral Assignment and General Security Agreement, dated as of April 8, 2005, by and between Osias Blum and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).

10.2.1	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.2.2	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.3	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.4.1	Securities Purchase Agreement, dated as of January 24, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 and incorporated herein by reference).

10.4.2	First Amendment to Securities Purchase Agreement, dated as of March 3, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.5	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Zach Bair and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.6	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Paul Marin and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).

10.7.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.7.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

Exhibit Index - Page 2

Exhibit
Number	Description of Exhibit

10.7.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.8.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.8.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.9.1	Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.2	Form of First Amendment to Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9.3	Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.10	Amended and Restated Consolidated Secured Convertible Promissory Note, effective as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.1	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.11.2	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Index - Page 3

Exhibit
Number	Description of Exhibit

10.12	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.13	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.14	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.15	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.16	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).

10.18	Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.19	Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

14.1	Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.

**	Indicates document filed herewith.

Exhibit Index - Page 4