Form 10QSB
period 2007-09-30
IMMEDIATEK INC
filed 2007-11-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of September 30, 2007 and November 9, 2007, the issuer had 535,321 shares of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IMMEDIATEK, INC.

Page
Introduction	1
Forward-Looking Statements	2
Trademarks and Service Marks	2
Part I – Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheet at September 30, 2007 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (unaudited), the three months ended September 30, 2006 (unaudited), the period from June 8, 2006 to September 30, 2006 (unaudited) and the period from January 1, 2006 to June 7, 2006 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 (unaudited), the three months ended September 30, 2006 (unaudited), the period from June 8, 2006 to September 30, 2006 (unaudited) and the period from January 1, 2006 to June 7, 2006 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3. Controls and Procedures	25
Part II – Other Information	26
Item 5. Other Events	26
Item 6. Exhibits	26
Signatures	S-1
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Required by 18 U.S.C. Section 1350

i

INTRODUCTION
     Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-QSB to the “Company,” “Immediatek,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiaries, DiscLive, Inc. and IMKI Ventures, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc. and IMKI Ventures, Inc.
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
     As a result of the new basis of accounting resulting from the “push down” accounting adjustments described above, the statements of operations and the statements of cash flows presentations separate our results and cash flows into two periods, predecessor and successor.

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-QSB and the materials incorporated by reference into this Quarterly Report on Form 10-QSB include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “believe,” “expect,” “anticipate,” “will,” “should” or other words of similar import. Similarly, statements in this Quarterly Report on Form 10-QSB that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to acquire businesses, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-QSB are made only as of the date of this report. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	an inability to generate sufficient funds from operations to fund operating activities;

•	our inability to locate lines of business to acquire or, if acquired, to integrate them;

•	our growth and acquisition strategy;

•	dependence on third-party contractors and third-party platforms and websites; and

•	changes in conditions affecting the economy generally.
     For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

TRADEMARKS AND SERVICE MARKS
     This Quarterly Report on Form 10-QSB contains registered trademarks and service marks owned or licensed by entities and persons other than us.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Immediatek, Inc.
Condensed Consolidated Balance Sheet

September 30, 2007
(unaudited)
Assets

Current assets:
Cash	$750,155
Accounts receivable	134
Prepaid expenses and other current assets	3,975

Total current assets	754,264

Fixed assets, net	76,050
Assets held for sale	6,386
Intangible assets	94,150

Total Assets	$930,850

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (includes $40,108 due to a related party)	$64,922
Accrued liabilities	3,209

Total current liabilities	68,131

Series A convertible preferred stock (conditionally redeemable); $0.001 par value, 4,392,286 authorized, issued and outstanding at September 30, 2007; redemption/liquidation preference of $0.68 per share	3,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 535,321 shares issued and outstanding at September 30, 2007	535
Additional paid in capital	68,602
Accumulated deficit	(2,206,418)

Total stockholders’ deficit	(2,137,281)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$930,850

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
				(see Note 3)
				Successor	Predecessor
	Successor	Successor	Successor	June 8 - September 30	January 1 - June 7
Revenues	$2,610	$7,235	$21,167	$26,975	$19,451
Cost of sales	1,510	12,709	21,661	20,181	43,584

Gross margin (loss)	1,100	(5,474)	(494)	6,794	(24,133)

Expenses:
General and administrative expenses	7,204	15,322	24,114	20,781	34,903
Consulting services	1,738	5,995	6,064	5,995	—
Consulting services — related party	40,108	—	40,108	—	—
Non-cash consulting services — related party	10,500	—	31,500	—	—
Professional fees	45,463	35,547	142,160	55,806	328,347
Salaries and benefits	6,214	67,227	109,238	98,752	89,130
Non-cash stock compensation	—	—	—	—	3,410
Depreciation and amortization	8,594	12,624	33,332	15,491	2,755
(Gain) loss on sale of assets held for sale	(221)	—	2,950	—	—
(Gain) loss on extinguishment of debt	—	—	—	(69,219)	43,056
Change in estimate of payroll tax liability	—	—	(159,994)	—	—
Impairment of goodwill and intangibles	—	—	1,792,570	—	—
Impairment of fixed assets	—	—	20,324	—	—
Settlement of dispute	—	—	22,000	—	—
Gain on settlement of accounts payable	—	—	—	—	(140,525)

Total expenses	119,600	136,715	2,064,366	127,606	361,076

Net operating loss	(118,500)	(142,189)	(2,064,860)	(120,812)	(385,209)

Other income (expense)
Other income — related party	—	—	5,839	—	—
Interest income (expense)	6,285	1,838	21,599	1,839	(73,276)

Net loss	$(112,215)	$(140,351)	$(2,037,422)	$(118,973)	$(458,485)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	—	—	(3,000,000)	—

Net loss attributable to common stockholders	$(112,215)	$(140,351)	$(2,037,422)	$(3,118,973)	$(458,485)

Weighted average number of common shares outstanding — basic and fully diluted	494,540	474,807	481,457	394,877	394,877

Basic and diluted loss per share attributable to common stockholders	$(0.23)	$(0.30)	$(4.23)	$(7.90)	$(1.16)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
				(see Note 3)
				Successor	Predecessor
	Successor	Successor	Successor	June 8 - September 30	January 1 - June 7
Cash flows from operating activities:
Net loss	$(112,215)	$(140,351)	$(2,037,422)	$(118,973)	$(458,485)
Depreciation and amortization	8,594	12,624	33,332	15,491	2,755
Non-cash interest expense	—	—	—	—	12,353
Non-cash stock compensation	—	—	—	—	3,410
Non-cash consulting services — related party	10,500	—	31,500	—	—
(Gain) loss on sale of assets held for sale	(221)	—	2,950	—	—
(Gain) loss on extinguishment of debt	—	—	—	(69,219)	43,056
Change in estimate of payroll tax liability	—	—	(159,994)	—	—
Impairment of goodwill and intangibles	—	—	1,792,570	—	—
Impairment of fixed assets	—	—	20,324	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	4,016	2,817	6,543	2,672	(4,000)
Prepaid expenses and other current assets	(3,425)	3,415	(560)	28,315	(26,000)
Accounts payable	54,206	(415,144)	43,370	(549,204)	61,233
Accrued liabilities	(70,009)	(12,382)	(31,468)	(209,017)	17,267
Accrued interest	—	(124)	—	(124)	47,895

Net cash used in operating activities	(108,554)	(549,145)	(298,855)	(900,059)	(300,516)

Cash flows from investing activities:
Purchase of fixed assets	—	(22,645)	(3,549)	(22,645)	(2,476)

Net cash used in investing activities	—	(22,645)	(3,549)	(22,645)	(2,476)

Cash flows from financing activities:
Cash overdraft	—	—	—	—	2,951
Payments on notes payable	—	—	—	(528,149)	(18,606)
Proceeds from notes payable	—	—	—	—	347,000
Proceeds from issuance of Series A convertible preferred stock	—	—	—	2,653,000	—

Net cash provided by financing activities	—	—	—	2,124,851	331,345

Net (decrease) increase in cash	(108,554)	(571,790)	(302,404)	1,202,147	28,353
Cash — beginning	858,709	1,802,290	1,052,559	28,353	—

Cash — ending	$750,155	$1,230,500	$750,155	$1,230,500	$28,353

Supplemental disclosures:
Number of shares issued for purchase of fixed and intangible assets	60,514	—	60,514	—	—
Value of shares issued for purchase of fixed and intangible assets	$151,285	$—	$151,285	$—	$—

Number of shares issued for settlement/termination of agreements	—	—	—	—	108,662
Value of shares issued for settlement/termination of agreements	$—	$—	$—	$—	$1,521,268

Number of shares issued for conversion of notes payable	—	—	—	—	42,040
Value of shares issued for conversion of notes payable	$—	$—	$—	$—	$636,640
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Description of Business: Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business.
     On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called Radical Buy, which was launched in part on October 23, 2007. Radical Buy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’ behalf and earn a commission. Currently, Radical Buy is available on the social networking site, Facebook®.
Push Down Accounting: See “Note 3 – New Basis of Accounting.”
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. Management of the Company believes that, as a result of the $3,000,000 in funding received on June 8, 2006 (See “Note 2 – Change in Control” and “Note 4 – Going Concern”), the Company has adequate resources to fund its operations, as presently conducted, until the early to middle third quarter of 2008. There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving any of its business plans.
     See “Note 4 – Going Concern” for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing in the future, if and when required, could have a material adverse effect on the operations and financial condition of the Company.
Basis of Presentation: The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company, DiscLive, Inc. and IMKI Ventures, Inc. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
     The Company’s condensed consolidated balance sheet at September 30, 2007 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for:
•	the three and nine months ended September 30, 2007;

•	the three months ended September 30, 2006;

•	the period from June 8, 2006 to September 30, 2006; and

•	the period from January 1, 2006 to June 7, 2006,
are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-QSB

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB and Form 10-KSB (Amendment No. 1) for the fiscal year ended December 31, 2007, which were filed with the Securities and Exchange Commission, or SEC, on March 8, 2007 and November 13, 2007, respectively, and should be read in conjunction with this Quarterly Report on Form 10-QSB.
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
          The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	inability to continue as a going concern;

•	history of losses, which are likely to continue;

•	inability to utilize the funds received in a manner that is accretive;

•	inability to generate sufficient funds from operations to fund operating activities;

•	inability to locate lines of business to acquire or, if acquired, to integrate them;

•	growth and acquisition strategy;

•	dependence on third-party contractors and third-party platforms and websites; and

•	changes in conditions affecting the economy generally.
Business Segments: Prior to August 31, 2007, the Company primarily operated only in one segment, the production and sale of live recordings of events. On August 31, 2007, IMKI Ventures, Inc., a newly created, wholly-owned subsidiary of the Company acquired certain assets that it used to launch a new business on October 23, 2007. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in connection with its determination not to further pursue the production and sale of live event recordings. Accordingly, going forward, the Company anticipates that it will primarily operate in the e-commerce line of business. The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”
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
Fixed Assets: At September 30, 2007, fixed assets are stated at their estimated fair market value (determined June 8, 2006) based upon a valuation performed by an independent third-party, less depreciation and plus additions (valued at cost) from June 8, 2006 to September 30, 2007. The valuation was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 3 –New Basis of Accounting” below for a more detailed discussion. The following table summarizes the fixed assets of the Company:

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)

		Estimated Remaining	Accumulated	Net Book Value at
	Cost	Useful Lives	Depreciation	September 30, 2007
Equipment	$6,386	Held for Sale	$—	$6,386

Computer equipment	$26,721	0.4 years	$16,982	$9,739
Recording equipment	81,944	4 years	21,750	60,194
Office furniture and equipment	9,434	2 years	3,317	6,117

Total fixed assets	$118,099		$42,049	$76,050

     Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations. Despite the decision not to further purse the DiscLive line of business as of October 1, 2007, recording equipment was not impaired due to its fair value exceeding its carrying value after giving effect to the impairment analysis conducted, and corresponding charges taken, during the second quarter of 2007.
Intangible Assets: At September 30, 2007, intangible assets consisted principally of the partially developed website and related applications that IMKI Ventures, Inc. acquired on August 31, 2007. The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs.” Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product's estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses.
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
Revenue Recognition: DiscLive primarily delivered products sold by shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event. Pursuant to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00-10), the Company includes all shipping and handling fees charged to its customers in gross revenue. All shipping and handling costs incurred by the Company are included as direct costs of revenue.
     With respect to Radical Buy, revenues will be recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. Radical Buy will generate transaction revenues from final value and feature fees. Feature fee revenues will be recognized ratably over the estimated period of the feature, while revenues related to final value fees will be recognized at the time that the transaction is successfully concluded. A transaction will be considered successfully concluded when at least one buyer has offered to purchase the item. As of November 1, 2007, there have been no revenues generated by Radical Buy.
Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective method. The adoption of SFAS 123R did not impact the Company’s stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006. The Company recognizes stock-based compensation expense on a straight-line basis over the period the award is earned by the employee.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
Net Loss per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding also was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock and Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at September 30, 2007, and options to purchase 1,625 shares of common stock, warrants to purchase 37,425 shares of common stock and Series A Convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at September 30, 2006, were not included in the computation of diluted loss per share, as the effect of including the options, warrants and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
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
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company currently is evaluating the impact of adopting SFAS 157 on its financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company currently is evaluating the impact of adopting SFAS 159 on its financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
NOTE 4 – GOING CONCERN
     As shown in the accompanying condensed consolidated financial statements, as of September 30, 2007, the Company had an accumulated deficit of $2,206,418. The accumulated deficit balance represents 480 days of activity (number of days elapsed since the new basis of accounting was established), including gains on extinguishment of debt/liabilities, change in the estimate of certain payroll and sales tax liabilities and the impairment of goodwill and intangibles of $80,021, $250,474 and $1,792,570, respectively, and, therefore, is not indicative of expected future results. Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
     In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided the Company with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to the Company by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of the Company’s liabilities, management of the Company estimates that it will have approximately $675,000 of operating funds, which management anticipates will sustain the Company’s operations, as presently conducted, until early to middle third quarter of 2008. At the end of the second quarter of 2008, the Company may be required to seek and obtain additional funds if it does not generate sufficient cash from operating activities to fund its future operations.
     Further, the Company is identifying and pursuing additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of the second quarter of 2008. No assurances, however, can be given that those opportunities can be realized upon, if available.
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
NOTE 5 – ACQUISTION OF ASSETS
     On August 31, 2007, IMKI Ventures, Inc., a newly formed, wholly-owned subsidiary of the Company, consummated the acquisition of the following assets from Radical Holdings LP pursuant to that certain Asset Purchase Agreement, dated August 31, 2007, by and among the Company, IMKI Ventures, Inc. and Radical Holdings LP:
•	an e-commerce website under development and its related databases, domain names and applications;

•	computer hardware, which includes two servers; and

•	computer software.
     Prior to the consummation of the Asset Purchase Agreement, Radical Holdings LP beneficially owned 114,954 shares of Company common stock and was the sole stockholder of the Series A Convertible Preferred Stock of the Company, or the beneficial owner of 96.2% of the outstanding voting power of the Company. Since the Company acquired the assets from an entity that is under common control with the Company, the Company carried over the historical cost basis of the assets. The historical cost basis of the assets was

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
$102,775. As consideration for these assets, the Company issued Radical Holdings LP 60,514 shares of Company common stock with a fair value on the date of issuance of $151,285. The difference between the cost basis of the assets and the fair value of the consideration paid of $48,509 was recorded as a deemed distribution to Radical Holdings LP.
NOTE 6 – STOCKHOLDERS’ DEFICIT
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
     On August 31, 2007, the Company issued 60,514 shares of Company common stock to Radical Holdings LP. The shares of Company common stock were issued in accordance with an Asset Purchase Agreement (See “Note 5 – Acquisition of Assets” above).
NOTE 7 – STOCK OPTIONS
     The following table summarizes information with respect to stock options for the nine months ended September 30, 2007:

	Number of Shares	Weighted
	Underlying Stock	Average
	Options	Exercise Price
Balance, January 1, 2007	1,625	$15.00
Stock options granted	—	—
Stock options expired	—	—
Stock options exercised	—	—

Balance, September 30, 2007	1,625	$15.00

Exercisable, September 30, 2007	1,625	$15.00

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
		Underlying	Remaining	Average	Underlying	Average
	Range of	Options	Contractual	Exercise	Options	Exercise
Date	Exercise Prices	Outstanding	Life	Price	Exercisable	Price
September 30, 2007	$15.00	1,625	0.7 years	$15.00	1,625	$15.00

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
NOTE 8 – ACCRUED LIABILITIES
     On July 17, 2007, the Company paid $21,266 in penalties and interest to the United States Treasury for payroll taxes that previously were not paid timely. Accordingly, based on this information, the Company revised its estimate of the amount that would be assessed for penalties and interest and reduced its payroll tax liability by $159,994 during the nine months ended September 30, 2007.
NOTE 9 – RELATED PARTY TRANSACTIONS
Asset Purchase Agreement: On August 31, 2007, IMKI Ventures, Inc., a newly formed, wholly-owned subsidiary of the Company, consummated the acquisition of certain assets from Radical Holdings LP pursuant to that certain Asset Purchase Agreement, dated August 31, 2007, by and among the Company, IMKI Ventures, Inc. and Radical Holdings LP (See “Note 5 – Acquisition of Assets”).
Services Agreement: On September 1, 2007, the Company entered into a Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Services Agreement, Radical Incubation LP is assisting the Company in developing, servicing, improving and operating the assets the Company acquired from Radical Holdings LP. These services are provided to the Company at a cost of $53,000 per month, prorated on a daily basis for any partial month. This agreement continues until October 31, 2007; provided, that the Company has the right, but not the obligation, to extend the term of the agreement until November 30, 2007 upon advance written notice to Radical Incubation LP. This agreement may be terminated upon three (3) days’ prior written notice by either party. The Company also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, each party’s maximum aggregate liability for damages under this agreement is limited to the amounts paid or received, as applicable, under the agreement during twelve months prior to that cause of action. The Services Agreement is in addition to the Management Services Agreement that the parties entered into in February 2007. At September 30, 2007, the Company owed Radical Incubation LP $40,108 under this agreement for services rendered during September 2007, which is included in accounts payable in the accompanying balance sheet.
NOTE 10 – SUBSEQUENT EVENTS
DiscLive: As of October 1, 2007, DiscLive, Inc., a wholly-owned subsidiary of the Company, ceased retail sales of its products in conjunction with its decision not to further pursue that line of business, which entailed recording live content, such as concerts and conferences, and making the recorded content available for immediate sale. As previously disclosed, management commenced an evaluation of the DiscLive business and its prospects in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of the stockholders.
Radical Buy: On October 23, 2007, IMKI Ventures, Inc., a wholly-owned subsidiary of the Company, launched Radical Buy on the Facebook platform. Radical Buy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’ behalf and earn a commission.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Overview
     Unless the context otherwise indicates, the words “we,” “our,” “ours,” “us” and the “Company” refer to Immediatek, Inc., or Immediatek, and its subsidiaries, DiscLive, Inc. and IMKI Ventures, Inc., collectively.
     The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-QSB. MD&A includes the following sections:
•	Recent Developments – a description of important events that have recently occurred.

•	Our Business – a general description of our business, our objectives, our areas of focus and challenges and risks facing us.

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Recent Accounting Standards and Pronouncements – a discussion of recently adopted accounting standards and pronouncements applicable to us.

•	Operations Review – an analysis of our condensed consolidated results of operations for the periods presented in this Quarterly Report on Form 10-QSB.

•	Liquidity, Capital Resources and Financial Position – an analysis of our cash flows and debt and contractual obligations; and an overview of our financial position.
Recent Developments
     On October 23, 2007, we launched Radical Buy on the Facebook® platform. Radical Buy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’ behalf and earn a commission. (See “Our Business” below.) On November 11, 2007, Radical Buy received a five-star rating by FaceReviews, a leading reviewer of applications on the Facebook platform.
     As of October 1, 2007, we ceased retail sales of DiscLive products in conjunction with our decision not to further pursue that line of business. As previously disclosed, management commenced an evaluation of the DiscLive business and its prospects in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of our stockholders. (See “Our Business” below).
Our Business
     General Overview
     On August 31, 2007, IMKI Ventures, Inc., a newly created, wholly-owned subsidiary of Immediatek, acquired certain assets that were developed into Radical Buy. Radical Buy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’ behalf and earn a commission. Radical Buy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. Radical Buy was launched on October 23, 2007 and is currently available on the social networking site, Facebook®. To access Radical Buy, go to www.radicalbuy.com.
     Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of the live event. The recorded content was made available for pre-sale and sale at the venue and on our website, www.disclive.com. The content was delivered primarily via compact disc. Based upon an evaluation performed by management, it was determined that it was in our best interests not to further pursue this line of business. Accordingly, we ceased retail sales of DiscLive products as of October 1, 2007.
     During the three and nine months ended September 30, 2007, we recorded no live events and one live event, respectively. We sold, or delivered under contract, 74 and 1,057 recordings of events during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, we recorded four live events, one of which was a music festival, and 14 live events, respectively, and sold, or delivered under contract, approximately 215 and 2,000 recordings of events during the three and nine months ended September 30, 2006, respectively.
     History of Losses
     The following table presents our net losses and cash used in operating activities for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
				(see Note 3)
				Successor	Predecessor
	Successor	Successor	Successor	June 8 - September 30	January 1 - June 7
Net loss	$(112,215)	$(140,351)	$(2,037,422)	$(118,973)	$(458,485)
Net cash used in operating activities	$(108,554)	$(549,145)	$(298,855)	$(900,059)	$(300,516)
     Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities. In that regard, we will be required to grow our new lines of business, and may be required to acquire other lines of business, to be able to support operations.
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
     We funded our operations during the nine months ended September 30, 2007, primarily from the proceeds generated from the sale of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.
     Our Objectives
     At this time, our primary objectives are to successfully launch the other planned applications and features we have for Radical Buy and grow its user base and transaction volume.
     Areas of Focus
     Radical Buy – Successful Roll-Out and Improvements. Our current primary focus is launching the other planned aspects of Radical Buy, which includes a website and other revenue generating features. The website will be a full-service online marketplace. We anticipate launching the website and additional features in the first quarter of 2008. In tandem with the roll-out of the website and additional features, we will continue to focus on refining and improving the applications previously launched.

     Radical Buy- Increase Users and Transactions. We also are focusing on increasing the number of users of Radical Buy and the number of items listed for sale through it. In that respect, we may offer promotions to new and existing users to list their items for sale through Radical Buy.
     Acquisitions. We also will continue to identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
     Challenges and Risks
     Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management.
     Utilizing Funds on Hand in a Manner that is Accretive. If we do not manage our assets aggressively and apply the available capital judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
     Dependence on Third-Party Platforms. Currently, Radical Buy is highly dependent on the Facebook platform. Any change, or issues related, to that platform will likely affect us, as well. We are constantly monitoring that platform in order to be able to plan and take appropriate actions in the event that we are affected.
     Growing Users and Listed Items. In order to be successful with the Radical Buy application, we will be required to grow the number of users and items listed for sale. In addition, we will need to ensure that the users are actively utilizing the application and transactions are occurring. We are considering the use of incentives or promotions to attract users and transactions.
     Competition. There are companies in this industry that have far more financial resources and a larger market share than us. In order to compete with these companies, we will be required to be innovative and create more attractive functions and features.
     Additionally, see “Risk Factors” in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2006 concerning other risks and uncertainties facing us.
     Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.
Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. We believe that the most critical accounting policies and estimates relate to the following:
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

than its carrying value, an impairment would be charged to the income statement. During the nine months ended September 30, 2007, we recorded an impairment charge for fixed and intangible assets of $20,324 and $27,077, respectively.
•	Goodwill. Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis. During the nine months ended September 30, 2007, we fully impaired goodwill and recorded an impairment charge for goodwill of $1,765,493.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	New Basis of Accounting. In accordance with Emerging Issues Task Force Issue No. D-97, Push Down Accounting, as a result of the change in control of us that occurred on June 8, 2006, we applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We made estimates and judgments in determining the fair value of the acquired assets and liabilities. We based our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

•	Revenue Recognition. DiscLive primarily delivered products sold by it through shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event. Pursuant to ETIF 00-10, Accounting for Shipping and Handling Fees and Costs, we include all shipping and handling fees charged to our customers in gross revenue. All actual costs incurred by us for shipping and handling are immaterial in nature and are included as direct costs of revenue.

With respect to Radical Buy, revenues will be recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. Radical Buy will generate transaction revenues from final value and feature fees. Feature fee revenues will be recognized ratably over the estimated period of the feature, while revenues related to final value fees will be recognized at the time that the transaction is successfully concluded. A transaction will be considered successfully concluded when at least one buyer has offered to purchase the item. As of November 1, 2007, there have been no revenues generated by Radical Buy.
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

Operations Review
     As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 10, our results of operations for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and for the period June 8, 2006 through September 30, 2006, or the “successor” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “predecessor” period, is reported on the historical basis of accounting. For the successor periods prior to September 30, 2007, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
     Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

	For the Three Months Ended
	September 30,		2007 vs 2006
	2007	2006	Change	% Change
	(unaudited)	(unaudited)
	Successor	Successor
Revenues	$2,610	$7,235	$(4,625)	(64)%
Cost of sales	1,510	12,709	(11,199)	(88)

Gross margin (loss)	1,100	(5,474)	6,574	120
Gross margin (loss) percentage	42%	(76)%
General and administrative expenses	7,204	15,322	(8,118)	(53)
Consulting services	1,738	5,995	(4,257)	(71)
Consulting services — related party	40,108	—	40,108	100
Non-cash consulting services — related party	10,500	—	10,500	100
Professional fees	45,463	35,547	9,916	28
Salaries and benefits	6,214	67,227	(61,013)	(91)
Depreciation and amortization	8,594	12,624	(4,030)	(32)
Loss on sale of assets held for sale	(221)	—	221	100

Net operating loss	(118,500)	(142,189)	(23,689)	(17)

Interest income	6,285	1,838	4,447	242

Net loss	$(112,215)	$(140,351)	$(28,136)	(20)%

Weighted average number of common shares outstanding — basic and fully diluted	494,540	474,807	19,733	4%

Basic and diluted loss per share attributable to common stockholders	$(0.23)	$(0.30)	(0.07)	(23)%

     Revenues. The decrease in revenues is attributable to no live events being recorded and, correspondingly, fewer product sales (74 units), during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 (four live events and approximately 215 units sold).
     We do not expect any material amount of revenue during the fourth quarter of 2007. This is due to the cessation of retail sales of the DiscLive product on October 1, 2007, and the launch of Radical Buy on October 23, 2007. Since Radical Buy is a new line of business, we do not anticipate any material revenue until we achieve growth in our user base and the number of items listed for sale. We, however, are actively pursuing activities to obtain that growth.
     Cost of sales. Cost of sales decreased because we did not record a live event during the three months ended September 30, 2007, as compared to the recording of four live events during the three months ended September 30, 2006.

     We anticipate that costs of sales will increase proportionately with revenues in regards to the Radical Buy line of business. Cost of sales consists principally of merchant fees, which we believe will initially increase proportionately with revenue.
     General and administrative expenses. The decrease in general and administrative expenses for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, is attributable to the reduction of rent and utilities for office space, decrease in the number of employees and other efficiencies implemented.
     We anticipate that general and administrative expenses will remain relatively constant for the next three months; however, we may incur additional costs associated with advertising, acquisitions, if identified and pursued, and the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by Sarbanes Oxley.
     Consulting services. The decrease in consulting services expense is due to the lack of updates necessary to the DiscLive website for new product. We believe that our consulting service expense, which currently consists of website hosting, will remain approximately the same for the next three months. It may, however, increase in the next three months if we bring our Radical Buy website online faster than anticipated.
     Consulting services – related party. Related party consulting services expense increased from the prior period due to the Services Agreement that we entered into in September 2007. Pursuant to the Services Agreement, personnel of Radical Incubation LP are assisting us in developing, servicing, improving and operating Radical Buy. We anticipate that this expense will be transferred to salaries and benefits in the fourth quarter of 2007, as we intend to hire these persons on a full-time basis.
     Non-cash consulting services – related party. Related party non-cash consulting services expense increased from the prior period due to the Management Services Agreement that we entered into in February 2007. Pursuant to that agreement, personnel of Radical Incubation LP provide certain management services to us. Radical Incubation LP, however, does not require payment for these services. Accordingly, we record the costs of these services as a deemed contribution to us by Radical Holdings LP, an affiliate of Radical Incubation LP and the sole stockholder of our Series A Convertible Preferred Stock, and non-cash consulting services expense. During the remainder of 2007, we expect related party non-cash consulting services expense to be $10,500, which is solely attributable to the Management Services Agreement.
     Professional fees. The increase in professional fees is attributable to fees incurred in connection with resolving certain legal disputes, slight increases in audit fees and fees incurred for tax advice and return preparation.
     We anticipate that professional fees for the remainder of 2007 will increase, even with offsetting decreases due to the resolution of certain legal disputes. Increases are anticipated to result from accounting matters, identifying and pursuing acquisitions and the development and implementation of policies and procedures in preparation for management’s assessment of, and report on, our internal controls.
     Salaries and benefits. Salaries and benefits decreased from the prior period due to the resignation of Zach Bair in July 2006, the termination of Paul Marin in April 2007, the resignation of another employee in June 2007 and the July 2007 resignation of Travis Hill. Salary and benefit expense will likely increase materially in the fourth quarter of 2007, as we intend to hire the personnel currently providing services to us through the Services Agreement and other personnel, as well as implement various benefit plans.
     Depreciation and amortization. This decrease is attributable to the impairment of certain fixed assets and all of our intangible assets during the second quarter of 2007. This expense will, however, increase in the next three months due to the placement of the Radical Buy assets into service.
     Loss on sale of assets held for sale. This amount results from the disposal of assets held for sale for amounts less than their respective book values and associated costs of sale. We will continue to identify assets to be held for sale, and dispose of them, during the remainder of 2007.

     Interest income. Interest income increased during the three months ended September 30, 2007, as compared to the same period in 2006. This increase is attributable to the lack of offsetting interest expense incurred during the third quarter of 2007.
     Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	For the Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
		(see Note 3)
		Successor	Predecessor	2007 vs 2006
	Successor	June 8 - September 30	January 1 - June 7	Change	% Change
Revenues	$21,167	$26,975	$19,451	$(25,259)	(54)%
Cost of sales	21,661	20,181	43,584	(42,104)	(66)

Gross (loss) margin	(494)	6,794	(24,133)	16,845	97
Gross (loss) margin percentage	(2)%	25%	(124)%
General and administrative expenses	24,114	20,781	34,903	(31,570)	(57)
Consulting services	6,064	5,995	—	69	1
Consulting services — related party	40,108	—	—	40,108	100
Non-cash consulting services — related party	31,500	—	—	31,500	100
Professional fees	142,160	55,806	328,347	(241,993)	(63)
Salaries and benefits	109,238	98,752	89,130	(78,644)	(42)
Non-cash stock compensation	—	—	3,410	(3,410)	(100)
Depreciation and amortization	33,332	15,491	2,755	15,086	83
Loss on sale of assets held for sale	2,950	—	—	2,950	100
(Gain) loss on extinguishment of debt	—	(69,219)	43,056	(26,163)	(100)
Change in estimate of payroll tax liability	(159,994)	—		159,994	100
Impairment of goodwill and intangibles	1,792,570	—	—	1,792,570	100
Impairment of fixed assets	20,324	—	—	20,324	100
Settlement of dispute	22,000	—	—	22,000	100
Gain on settlement of accounts payable	—	—	(140,525)	(140,525)	(100)

Net operating loss	(2,064,860)	(120,812)	(385,209)	1,558,839	308

Other income - related party	5,839	—	—	5,839	100
Interest income (expense)	21,599	1,839	(73,276)	93,036	130

Net loss	$(2,037,422)	$(118,973)	$(458,485)	1,459,964	253%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—	(3,000,000)	(100)%

Net loss attributable to common stockholders	$(2,037,422)	$(3,118,973)	$(458,485)	$(1,540,036)	(43)%

Weighted average number of common shares outstanding — basic and fully diluted	481,457	388,140	388,140	93,317	24%

Basic and diluted loss per share attributable to common stockholders	$(4.23)	$(8.04)	$(1.18)	$(4.99)	(54)%

     Revenues. The decrease in revenues is attributable to fewer live events recorded and, correspondingly, fewer product sales, during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
     We do not expect any material amount of revenue during the fourth quarter of 2007. This is due to the cessation of retail sales of the DiscLive product on October 1, 2007, and the launch of Radical Buy on October 23, 2007. Since Radical Buy is a new line of business, we do not anticipate any material revenue until we achieve growth in our user base and the number of items listed for sale. We, however, are actively pursuing activities to obtain that growth.
     Cost of sales. Cost of sales decreased due to the decrease in the number of live events recorded, and a corresponding lower number of product sales, in the nine months ended September 30, 2007 (one live event; 1,057 units), as compared to the nine months ended September 30, 2006 (14 live events; approximately 2,000 units sold). Cost of sales also decreased due to cost control measures that we implemented. This decrease was offset, in part, by the determination and payment of outstanding mechanical royalties due and owing.

     We anticipate that costs of sales will increase proportionately with revenues in regards to the Radical Buy line of business. Cost of sales consists principally of merchant fees, which we believe will initially increase proportionately with revenue.
     General and administrative expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, is attributable to the completion of the restatement of our financial statements in 2006, a substantial reduction of rent and utilities for office space and other efficiencies implemented.
     We anticipate that general and administrative expenses will remain relatively constant for the next three months; however, we may incur additional costs associated with advertising, acquisitions, if continually pursued and consummated, and the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.
     Consulting services. The slight increase in consulting services expense is the result of expenses incurred in connection with hosting our website. We anticipate that our consulting services expense during the remainder of 2007 will be approximately $2,000, the costs of hosting our websites. Due to the cessation of retail sales of the DiscLive product on October 1, 2007, no further updates of the DiscLive website are necessary for new product. This expense may, however, increase in the next three months if we bring our Radical Buy website online faster than anticipated.
     Consulting services – related party. Related party consulting services expense increased from the prior period due to the Services Agreement that we entered into in September 2007. Pursuant to the Services Agreement, personnel of Radical Incubation LP are assisting us in developing, servicing, improving and operating Radical Buy. We anticipate that this expense will be transferred to salaries and benefits in the fourth quarter of 2007, as we intend to hire these persons on a full-time basis.
     Non-cash consulting services – related party. Related party non-cash consulting services expense increased from the prior period due to the Management Services Agreement that we entered into in February 2007. Pursuant to that agreement, personnel of Radial Incubation LP provide certain management services to us. Radical Incubation LP, however, does not require payment for these services. Accordingly, we record the costs of these services as a deemed contribution to us by Radical Holdings LP, an affiliate of Radical Incubation LP and the sole stockholder of our Series A Convertible Preferred Stock, and non-cash consulting services expense. During the remainder of 2007, we expect related party non-cash consulting services expense to be $10,500, which is solely attributable to the Management Services Agreement.
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
     We anticipate that professional fees for the remainder of 2007 will increase, even with offsetting decreases due to the resolution of certain legal disputes. Increases are anticipated to result from accounting matters, identifying and pursuing acquisitions and the development and implementation of policies and procedures in preparation for management’s assessment of, and report on, our internal controls.
     Salaries and benefits. Salaries and benefits decreased from the prior period due to the resignation of Zach Bair in July 2006, the termination of Paul Marin in April 2007, the resignation of another employee in June 2007 and the July 2007 resignation of Travis Hill. Salary and benefit expense will likely increase materially in the fourth quarter of 2007, as we intend to hire the personnel currently providing services to us through the Services Agreement and other personnel, as well as implement various benefit plans.
     Non-cash stock compensation. The decrease is the result of us no longer paying compensation in the form of our stock, which is primarily due to our available cash on hand.

     Depreciation and amortization. This increase is attributable to the step-up in basis resulting from the application of “push down” accounting and additions. This increase, however, is offset, in part, by the impairment of certain fixed assets and all of our intangible assets during the second quarter of 2007.
     Loss on sale of assets held for sale. This amount results from the disposal of assets held for sale for amounts less than their respective book values, including associated costs of sale. This loss was offset in part by the sale of certain assets for greater than their respective book value and associated costs of sale. We will continue to identify assets to be held for sale, and dispose of them, during the remainder of 2007.
     (Gain) loss on extinguishment of debt. For the successor period in 2006, the gain relates solely to the forgiveness of interest payable on notes payable that were settled in cash during the successor period in 2006. For the predecessor period during 2006, the loss relates to the conversion of certain notes payable into Immediatek common stock upon consummation of the purchase and sale of the Series A Convertible Preferred Stock.
     Change in estimate of payroll tax liability. For the nine months ended September 30, 2007, this amount represents a reduction in our estimate of payroll tax liability for prior periods based upon the likelihood that payments made, as of July 17, 2007, will constitute full payment of this liability.
     Impairment of goodwill and intangibles. This amount represents the impairment of all goodwill and intangibles recorded in connection with the “push down” accounting. During the second quarter of 2007, we conducted an impairment analysis of our goodwill and intangibles and determined that they were fully impaired.
     Impairment of fixed assets. This amount represents the impairment of certain fixed assets. During the second quarter of 2007, we conducted an impairment analysis of all our fixed assets. We determined that certain fixed assets were impaired. The impairment charge for fixed assets primarily consists of software we previously utilized to record live events and the DiscLive website.
     Settlement of dispute. This amount represents the amount that we paid to settle certain disputes with a prior employee.
     Gain on settlement of accounts payable. For the predecessor period, this amount results from the discounts that we negotiated and settled during the period indicated on certain outstanding accounts payable.
     Other income – related party. This income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Mr. Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no additional related party other income will be realized after June 5, 2007, the date on which the Services Agreement was terminated.
     Interest income (expense), net. There was no interest expense during the nine months ended September 30, 2007, as compared to the successor and predecessor periods in 2006. This decrease results from the repayment of all notes payable that were outstanding during the nine months ended September 30, 2006. Interest income increased during the nine months ended September 30, 2007, as compared to the same period in 2006. This increase is attributable to increased cash balances resulting from the sale of the Series A Convertible Preferred Stock on June 8, 2006.
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
     In January 2006, we entered into the Securities Purchase Agreement, or the Purchase Agreement, with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. After satisfying all of our liabilities, our management estimates that we will have approximately $675,000 of operating funds, which management anticipates will sustain our operations, as presently conducted, until early to middle third quarter of 2008. At the end of the second quarter of 2008, we may be required to seek and obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operations.
     On October 1, 2007, we ceased retail sales of the DiscLive product after a comprehensive evaluation of the DiscLive business. On October 23, 2007, however, we launched Radical Buy, a new online marketplace, and will direct our funds available to the operation and growth of that business. Our goal is to grow the use of Radical Buy, which in will generate revenue to support our operations. We intend to roll-out a full-featured website and other features to support its growth, as well as pay features. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities.
     We also will continue to identify and pursue various acquisition targets that could provide us with operating funds to support our activities. In the event that we acquire a target, depending on the nature of that target, we may require additional funds prior to the end of the second quarter of 2008 to consummate the acquisition or support our operations going forward. No assurances, however, can be given that we will be able to identify a potential target, consummate the acquisition of the target and, if consummated, integrate the target company and realize funds from operations.
     As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 10, the activity for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and for the period June 8, 2006 through September 30, 2006, or the “successor” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “predecessor” period, is reported on the historical basis of accounting.
     Operating Activities. Cash used in operations was $108,554 for the three months ended September 30, 2007, as compared to $549,145 of cash used in operations in the three months ended September 30, 2006. The decrease in cash used in operations is primarily attributable to the satisfaction of outstanding accounts payable and a decrease in our net loss.
     Cash used in operations was $298,855 for the nine months ended September 30, 2007, as compared to $900,059 and $300,516 of cash used in operations for the successor and predecessor periods, respectively, in the nine months ended September 30, 2006. The decrease in cash used in operations is primarily attributable to the satisfaction of outstanding accounts payable and accrued liabilities.
     Investing Activities. There were no investing activities in the three months ended September 30, 2007. Cash used in investing activities was $22,645 for the three months ended September 30, 2006, which consisted of purchases of fixed assets.

     Cash used in investing activities was $3,549 for the nine months ended September 30, 2007, which consisted of the purchase of fixed assets. Cash used in investing activities was $22,645 and $2,476 for the successor and predecessor periods, respectively, during the nine months ended September 30, 2006, which consisted of purchases of fixed assets.
     Financing Activities. There was no cash provided by, or used in, financing activities for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006. Cash provided by financing activities was $2,124,851 for the successor period and $331,345 for the predecessor period in the nine months ended September 30, 2006. The decrease from 2006 is attributable to the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006 to Radical Holdings LP that resulted in proceeds of $2,653,000. The proceeds from the sale of the Series A Convertible Preferred Stock was offset by the repayment of $528,149 of notes payable in the successor period.
     Indebtedness
     At September 30, 2007, we did not have any outstanding indebtedness for borrowed money.
     Contractual Obligations and Commercial Commitments
     The following table highlights, as of September 30, 2007, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Management Services Agreement (a)	$52,500	$42,000	$10,500	$—	$—
Services Agreement (b)	$106,000	$106,000
Sublease	$4,500	$4,500	$—	$—	$—

Total:	$163,000	$152,500	$10,500	$—	$—

(a)	On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees and, because the entity providing these services is related through common ownership, we account for these costs of services as a deemed contribution to us. The Management Services Agreement continues in effect until the earlier of December 31, 2009 and the date on which Radical Holdings LP, its successors or their respective affiliates shall cease to beneficially own, directly or indirectly, at least twenty percent (20%) of the then outstanding voting power of us or our successors.

(b)	On September 1, 2007, we entered into a Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Services Agreement, personnel of Radical Incubation LP are assisting us in developing, servicing, improving and operating Radical Buy. These services are provided to us at a cost of $53,000 per month, prorated on a daily basis for any partial month. This agreement continues until October 31, 2007; provided, however, we have the right, but not the obligation, to extend the term of the agreement until November 30, 2007 upon advance written notice to Radical Incubation LP. As of October 25, 2007, we have elected to extend this agreement. This agreement may be terminated upon three (3) days’ prior written notice by either party.
     Liquidity
     We believe that the funds received from the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business, as presently conducted, until early to middle third quarter of 2008. At the end of the second quarter of 2008, we will be required to obtain additional funds if we do not generate sufficient cash from operating activities to fund our future operating activities. On October 1, 2007, we ceased retail sales of the DiscLive product after a comprehensive evaluation of the DiscLive business. On October 23, 2007, however, we launched Radical Buy, a new online marketplace, and will direct our funds available to the operation and growth of that business. Our goal is to grow the use of Radical Buy, which in turn will generate revenue to support our operations. We intend to roll-out a full-featured website and additional features to support its growth, as well as pay features. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities. We also will continue to identify and pursue various acquisition targets that could possibly provide us with additional operating funds to support our operations. In the event that we identify a target and consummate the acquisition of that target, depending on the nature of that target, we may require additional funds prior to the end of the second quarter of 2008 to consummate its acquisition or support our operations. No assurances, however, can be given that we will be able to identify a potential target, consummate the acquisition of the target and, if consummated, integrate the target company and realize funds from operations.
Item 3. Controls and Procedures
     Our Chief Executive Officer is responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Accordingly, our Chief Executive Officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under his supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer by others within those entities. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Quarterly Reports on Forms 10-QSB and annually in our Annual Reports on Forms 10-KSB. Based upon the evaluation for the period ended September 30, 2007, our Chief Executive Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-QSB (September 30, 2007), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 5. Other Events.
     On November 11, 2007, Radical Buy received a five-star rating by FaceReviews, a leading reviewer of applications on the Facebook platform. Radical Buy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’ behalf and earn a commission. Radical Buy was developed from the assets that were acquired by IMKI Ventures, Inc., a wholly-owned subsidiary of the Company, on August 31, 2007.
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

Date: November 13, 2007	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
	Name:	Darin Divinia
	Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).