Form 10QSB/A
period 2007-09-30
IMMEDIATEK INC
filed 2007-11-19
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
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

Explanatory Note
     This Quarterly Report on Form 10-QSB/A (Amendment No. 1) amends and restates only Items 1 and 2 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-QSB for the period ended September 30, 2007, as originally filed with the Securities and Exchange Commission, or SEC, on November 14, 2007 (the “Original Filing”), in each case, solely to correct the weighted average number of shares of common stock outstanding in the predecessor and successor periods for the nine months ended September 30, 2006, which are presented in the condensed consolidated statements of operations and nine month operations comparison. These corrections also resulted in corresponding changes to the net loss attributable to common stockholders for those periods. Other than with respect to referencing to this document as a “Form 10-QSB/A” or as “Amendment No. 1,” no other information in the Original Filing is being amended hereby. The foregoing Items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10-QSB/A continues to speak as of the filing date of the Original Filing. In addition, pursuant to the rules promulgated by the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, and 32.1.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Immediatek, Inc.
Condensed Consolidated Balance Sheet

September 30, 2007
(unaudited)
Assets

Current assets:
Cash	$750,155
Accounts receivable	134
Prepaid expenses and other current assets	3,975

Total current assets	754,264

Fixed assets, net	76,050
Assets held for sale	6,386
Intangible assets	94,150

Total Assets	$930,850

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (includes $40,108 due to a related party)	$64,922
Accrued liabilities	3,209

Total current liabilities	68,131

Series A convertible preferred stock (conditionally redeemable); $0.001 par value, 4,392,286 authorized, issued and outstanding at September 30, 2007; redemption/liquidation preference of $0.68 per share	3,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 535,321 shares issued and outstanding at September 30, 2007	535
Additional paid in capital	68,602
Accumulated deficit	(2,206,418)

Total stockholders’ deficit	(2,137,281)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$930,850

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(restated)
				(unaudited)
				(see Note 3)
				Successor	Predecessor
	Successor	Successor	Successor	June 8 - September 30	January 1 - June 7
Revenues	$2,610	$7,235	$21,167	$26,975	$19,451
Cost of sales	1,510	12,709	21,661	20,181	43,584

Gross margin (loss)	1,100	(5,474)	(494)	6,794	(24,133)

Expenses:
General and administrative expenses	7,204	15,322	24,114	20,781	34,903
Consulting services	1,738	5,995	6,064	5,995	—
Consulting services — related party	40,108	—	40,108	—	—
Non-cash consulting services — related party	10,500	—	31,500	—	—
Professional fees	45,463	35,547	142,160	55,806	328,347
Salaries and benefits	6,214	67,227	109,238	98,752	89,130
Non-cash stock compensation	—	—	—	—	3,410
Depreciation and amortization	8,594	12,624	33,332	15,491	2,755
(Gain) loss on sale of assets held for sale	(221)	—	2,950	—	—
(Gain) loss on extinguishment of debt	—	—	—	(69,219)	43,056
Change in estimate of payroll tax liability	—	—	(159,994)	—	—
Impairment of goodwill and intangibles	—	—	1,792,570	—	—
Impairment of fixed assets	—	—	20,324	—	—
Settlement of dispute	—	—	22,000	—	—
Gain on settlement of accounts payable	—	—	—	—	(140,525)

Total expenses	119,600	136,715	2,064,366	127,606	361,076

Net operating loss	(118,500)	(142,189)	(2,064,860)	(120,812)	(385,209)

Other income (expense)
Other income — related party	—	—	5,839	—	—
Interest income (expense)	6,285	1,838	21,599	1,839	(73,276)

Net loss	$(112,215)	$(140,351)	$(2,037,422)	$(118,973)	$(458,485)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	—	—	(3,000,000)	—

Net loss attributable to common stockholders	$(112,215)	$(140,351)	$(2,037,422)	$(3,118,973)	$(458,485)

Weighted average number of common shares outstanding — basic and fully diluted	494,540	474,807	481,457	474,807	324,105

Basic and diluted loss per share attributable to common stockholders	$(0.23)	$(0.30)	$(4.23)	$(6.57)	$(1.41)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flow

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
				(see Note 3)
				Successor	Predecessor
	Successor	Successor	Successor	June 8 - September 30	January 1 - June 7
Cash flows from operating activities:
Net loss	$(112,215)	$(140,351)	$(2,037,422)	$(118,973)	$(458,485)
Depreciation and amortization	8,594	12,624	33,332	15,491	2,755
Non-cash interest expense	—	—	—	—	12,353
Non-cash stock compensation	—	—	—	—	3,410
Non-cash consulting services — related party	10,500	—	31,500	—	—
(Gain) loss on sale of assets held for sale	(221)	—	2,950	—	—
(Gain) loss on extinguishment of debt	—	—	—	(69,219)	43,056
Change in estimate of payroll tax liability	—	—	(159,994)	—	—
Impairment of goodwill and intangibles	—	—	1,792,570	—	—
Impairment of fixed assets	—	—	20,324	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	4,016	2,817	6,543	2,672	(4,000)
Prepaid expenses and other current assets	(3,425)	3,415	(560)	28,315	(26,000)
Accounts payable	54,206	(415,144)	43,370	(549,204)	61,233
Accrued liabilities	(70,009)	(12,382)	(31,468)	(209,017)	17,267
Accrued interest	—	(124)	—	(124)	47,895

Net cash used in operating activities	(108,554)	(549,145)	(298,855)	(900,059)	(300,516)

Cash flows from investing activities:
Purchase of fixed assets	—	(22,645)	(3,549)	(22,645)	(2,476)

Net cash used in investing activities	—	(22,645)	(3,549)	(22,645)	(2,476)

Cash flows from financing activities:
Cash overdraft	—	—	—	—	2,951
Payments on notes payable	—	—	—	(528,149)	(18,606)
Proceeds from notes payable	—	—	—	—	347,000
Proceeds from issuance of Series A convertible preferred stock	—	—	—	2,653,000	—

Net cash provided by financing activities	—	—	—	2,124,851	331,345

Net (decrease) increase in cash	(108,554)	(571,790)	(302,404)	1,202,147	28,353
Cash — beginning	858,709	1,802,290	1,052,559	28,353	—

Cash — ending	$750,155	$1,230,500	$750,155	$1,230,500	$28,353

Supplemental disclosures:
Number of shares issued for purchase of fixed and intangible assets	60,514	—	60,514	—	—
Value of shares issued for purchase of fixed and intangible assets	$151,285	$—	$151,285	$—	$—

Number of shares issued for settlement/termination of agreements	—	—	—	—	108,662
Value of shares issued for settlement/termination of agreements	$—	$—	$—	$—	$1,521,268

Number of shares issued for conversion of notes payable	—	—	—	—	42,040
Value of shares issued for conversion of notes payable	$—	$—	$—	$—	$636,640
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
Intangible Assets:  At September 30, 2007, intangible assets consisted principally of the partially developed website and related applications that IMKI Ventures, Inc. acquired on August 31, 2007.    The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs.”  Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life once placed into service.  Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses.
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
Prior to the consummation of the Asset Purchase Agreement, Radical Holdings LP beneficially owned 114,954 shares of Company common stock and was the sole stockholder of the Series A Convertible Preferred Stock of the Company, or the beneficial owner of 96.2% of the outstanding voting power of the Company. Since the Company acquired the assets from an entity that is under common control with the Company, the Company carried over the historical cost basis of the assets. The historical cost basis of the assets was $102,775. As

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2007
(Unaudited)
consideration for these assets, the Company issued Radical Holdings LP 60,514 shares of Company common stock with a fair value on the date of issuance of $151,285. The difference between the cost basis of the assets and the fair value of the consideration paid of $48,509 was recorded as a deemed distribution to Radical Holdings LP.
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
          While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 1 – Summary of Significant Accounting Policies and Procedures” commencing on page 4.
     Recent Accounting Standards and Pronouncements
          Refer to “Note 1 – Summary of Significant Accounting Policies and Procedures” commencing on page 4 for a discussion of recent accounting standards and pronouncements.

     Operations Review
          As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 8, our results of operations for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and for the period June 8, 2006 through September 30, 2006, or the “successor” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “predecessor” period, is reported on the historical basis of accounting. For the successor periods prior to September 30, 2007, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.
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
     Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	For the Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(restated)
		(unaudited)
		(see Note 3)
		Successor	Predecessor	2007 vs 2006
	Successor	June 8 - September 30	January 1 - June 7	Change	% Change

Revenues	$21,167	$26,975	$19,451	$(25,259)	(54)%
Cost of sales	21,661	20,181	43,584	(42,104)	(66)

Gross (loss) margin	(494)	6,794	(24,133)	16,845	97
Gross (loss) margin percentage	(2)%	25%	(124)%
General and administrative expenses	24,114	20,781	34,903	(31,570)	(57)
Consulting services	6,064	5,995	—	69	1
Consulting services — related party	40,108	—	—	40,108	100
Non-cash consulting services — related party	31,500	—	—	31,500	100
Professional fees	142,160	55,806	328,347	(241,993)	(63)
Salaries and benefits	109,238	98,752	89,130	(78,644)	(42)
Non-cash stock compensation	—	—	3,410	(3,410)	(100)
Depreciation and amortization	33,332	15,491	2,755	15,086	83
Loss on sale of assets held for sale	2,950	—	—	2,950	100
(Gain) loss on extinguishment of debt	—	(69,219)	43,056	(26,163)	(100)
Change in estimate of payroll tax liability	(159,994)	—	—	159,994	100
Impairment of goodwill and intangibles	1,792,570	—	—	1,792,570	100
Impairment of fixed assets	20,324	—	—	20,324	100
Settlement of dispute	22,000	—	—	22,000	100
Gain on settlement of accounts payable	—	—	(140,525)	(140,525)	(100)

Net operating loss	(2,064,860)	(120,812)	(385,209)	1,558,839	308

Other income — related party	5,839	—	—	5,839	100
Interest income (expense)	21,599	1,839	(73,276)	93,036	130

Net loss	$(2,037,422)	$(118,973)	$(458,485)	1,459,964	253%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—	(3,000,000)	(100)%

Net loss attributable to common stockholders	$(2,037,422)	$(3,118,973)	$(458,485)	$(1,540,036)	(43)%

Weighted average number of common shares outstanding — basic and fully diluted	481,457	474,807	324,105	157,352	49%

Basic and diluted loss per share attributable to common stockholders	$(4.23)	$(6.57)	$(1.41)	$(3.75)	(47)%

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
          As a result of the push down accounting adjustments described in “Note 3—New Basis of Accounting” commencing on page 8, the activity for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and for the period June 8, 2006 through September 30, 2006, or the “successor” period, is reported under the new basis of accounting, while the activity for the period January 1, 2006 through June 7, 2006, or the “predecessor” period, is reported on the historical basis of accounting.
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
PART II — OTHER INFORMATION
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

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
	Name:	Darin Divinia
	Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith.
 Exhibit Index