Form 10KSB/A
period 2006-12-31
IMMEDIATEK INC
filed 2008-01-07
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 2)
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
Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑

Explanatory Note
This Annual Report on Form 10-KSB/A (Amendment No. 2) amends and restates only Item 8A of Part II and Item 13 of Part III of the Company’s Annual Report on Form 10-KSB and Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2006, which were filed with the Securities and Exchange Commission, or SEC, on March 8, 2007 and November 13, 2007, respectively (collectively, the “Previous Filings”), in each case, solely as a result of, and to reflect, amended disclosures regarding the controls and procedures of the Company. Other than with respect to referencing to this document as a “Form 10-KSB/A” or as “Amendment No. 2,” no other information in the Previous Filings is being amended hereby. The foregoing Items have not been updated to reflect other events occurring after the filing of the Annual Report on Form 10-KSB on March 8, 2007, or to modify or update those disclosures affected by subsequent events. This Amendment No. 2 continues to speak as of the original filing date of the Annual Report on Form 10-KSB, or March 8, 2007. Other events occurring after the original filing of the Annual Report on Form 10-KSB or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2007, which have been filed with the SEC. In addition, pursuant to the rules promulgated by the SEC, Item 13 of Part III of the Previous Filings has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, and 32.1.
  i

PART II
Item 8A. Controls and Procedures.
Controls and Procedures
Our chief executive officer and president are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for us. Accordingly, our chief executive officer and president designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and president by others within those entities. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls and procedures quarterly on our Quarterly Reports on Forms 10-QSB and annually on our Annual Reports on Forms 10-KSB. Factors that our chief executive officer and president reviewed and analyzed are as follows:
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
The effectiveness of our disclosure controls and procedures also was considered in light of the conclusion that we had ineffective internal controls over financial reporting, which conclusion was based in large part upon the restatement of our financials statements for the period ended June 30, 2006 and our limited number of personnel. The conclusion that we had ineffective controls over financial reporting is discussed in more detail below. The chief executive officer and president considered the underlying reasons for the restatement, which were different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. These different interpretations came to management’s attention when our newly appointed independent registered public accounting firm raised them while performing its quarterly review of our financials for the period ended September 30, 2006. After discussions regarding the various interpretations, we ultimately agreed with the interpretations of newly appointed independent registered public accounting firm and timely made the appropriate filings with the Securities and Exchange Commission. Additionally, due to the limited number of personnel within our organization, the pattern and practice of communications among them and the authority granted to them, our chief executive officer and president determined that adequate assurances existed in ensuring that material information is made known to them in a manner that permits timely decisions regarding disclosure.
Based upon the evaluation for the period ended December 31, 2006, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-KSB (December 31, 2006), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. We restated our financial statements for the period ended June 30, 2006 due to different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. In addition, we have a limited number of personnel within our organization, which we believe prevents us from meeting the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result, we concluded that a material weakness exists in our internal controls over financial reporting and disclosed this to our Board of Directors and to our independent registered public accounting firm. Nevertheless, based upon a number of factors, including the revisions to our previously issued financial statements, the retention of a new independent registered public accounting firm and other procedures designed to assist us in ensuring the reliability of our financial statements, our management believes that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.
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
Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and president, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc., a Nevada corporation
Date: January 7, 2008	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)

In accordance with the Exchange Act, this Annual Report on Form 10-KSB/A (Amendment No. 2) has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA Darin Divinia	Director, President, Chief Executive Officer (principal executive, financial and accounting officer)	January 7, 2008
/s/ COREY PRESTIDGE Corey Prestidge	Director	January 7, 2008

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).
3.2	Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
4.1	Form of common stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
4.2	Warrant to Purchase Common Stock of the Registrant, dated as of March 22, 2004, issued by the Registrant to Jess S. Morgan & Co. (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (File No. 333-115989) and incorporated herein by reference).
4.3	Warrant to Purchase Common Stock of the Registrant, dated as of April 23, 2004, issued by the Registrant to Phil McMorrow (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
4.4	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Broad Street Ventures, LLC (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
4.5	Warrant to Purchase Common Stock of the Registrant, dated as of June 22, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
4.6	Warrant to Purchase Common Stock of the Registrant, dated as of December 9, 2004, issued by the Registrant to Doman Technology Capital, Inc (filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
4.7	Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of June 2, 2006 and filed with the Secretary of State of the State of Nevada on June 5, 2006 (filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).
4.8	Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Index - Page 1

Exhibit
Number	Description of Exhibit

10.1.1	Secured Promissory Note, dated as of April 8, 2005, made by the Registrant in favor of Osias Blum in the aggregate principal amount of $425,000 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).
10.1.2	Collateral Assignment and General Security Agreement, dated as of April 8, 2005, by and between Osias Blum and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2005 and incorporated herein by reference).
10.2.1	Asset Purchase Agreement, dated as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.2.2	First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.3	Non-Qualified Stock Option Agreement, made as of January 31, 2006, but effective as of May 6, 2005, by and between the Registrant and Charles Humphreyson (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.4.1	Securities Purchase Agreement, dated as of January 24, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2006 and incorporated herein by reference).
10.4.2	First Amendment to Securities Purchase Agreement, dated as of March 3, 2006, by and among the Registrant, Radical Holdings LP and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).
10.5	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Zach Bair and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).
10.6	Employment Agreement, executed as of March 7, 2006, but effective as of March 1, 2006, by and between Paul Marin and DiscLive, Inc., a wholly-owned subsidiary of the Registrant (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference).
10.7.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.7.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

Exhibit Index - Page 2

Exhibit
Number	Description of Exhibit

10.7.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).
10.8.1	Agreement, Settlement and Release, dated as of January 23, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.8.2	First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.8.3	Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).
10.9.1	Form of Note Conversion Agreement, Release and Waiver, each dated as of January 9, 2006, by and between the Registrant and each of Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc., Steven Lenzen and Osias Blum (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.9.2	Form of First Amendment to Conversion Agreement, Release and Waiver, each dated as of March 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.9.3	Form of Second Amendment to Note Conversion Agreement, Release and Waiver, each dated as of May 15, 2006, by and between the Registrant and each of the Barnett Family Partnership II, Broad Street Ventures, LLC, Doman Technology Capital, Inc. and Osias Blum (filed as Exhibit 10.11.3 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).
10.10	Amended and Restated Consolidated Secured Convertible Promissory Note, effective as of January 31, 2006, made by the Registrant in favor of Gary Blum in the aggregate principal amount of $330,629 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.11.1	Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.11.2	First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Index - Page 3

Exhibit
Number	Description of Exhibit

10.12	Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.13	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.14	Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).
10.15	Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).
10.16	Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).
10.17	Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).
10.18	Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).
10.19	Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).
14.1	Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).
21.1*	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.

**	Indicates document filed herewith.

Exhibit Index - Page 4