Form 10KSB
period 2007-12-31
IMMEDIATEK INC
filed 2008-03-28
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year: $25,629.
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the average bid and asked price of such common stock on February 29, 2008, was approximately $1,963,104. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.
As of December 31, 2007 and March 26, 2008, the issuer had 535,321 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

i

INTRODUCTION
Unless the context otherwise indicates, all references in this Annual Report on Form 10-KSB to the “Company,” “Immediatek,” “DiscLive,” “IMKI Ventures,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiaries, DiscLive, Inc. or IMKI Ventures, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc. or IMKI Ventures, Inc.
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
FORWARD—LOOKING STATEMENTS
This Annual Report on Form 10-KSB and the materials incorporated by reference into this Annual Report on Form 10-KSB include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Annual Report on Form 10-KSB that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-KSB are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	difficulties in developing and marketing new products;

•	inability to locate lines of business to acquire or, if acquired, to integrate them;

•	inability to execute our growth and acquisition strategy;

•	dependence on third-party contractors and third-party platforms and websites; and

•	changes in conditions affecting the economy generally.

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” commencing on page 9.
PART I
Item 1. Description of Business.
Our History
Immediatek was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, Barrington Laboratories, Inc. amended its Articles of Incorporation to rename the company ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.
On September 18, 2002, ModernGroove Entertainment, Inc. combined by “reverse-merger” with Immediatek, Inc., a Texas corporation. On November 5, 2002, ModernGroove Entertainment, Inc. amended its Articles of Incorporation to rename the company, Immediatek, Inc., or Immediatek, and the prior business of ModernGroove Entertainment, Inc. was discontinued.
Immediatek, Inc., a Texas corporation, was organized March 1, 2002 under the laws of the State of Texas. Upon completion of the reverse merger, the Texas corporation was dissolved.
Immediatek provided technology consulting and outsourcing services until it acquired the assets of LCD Interactive, Inc. in the first calendar quarter of 2003. Utilizing the assets acquired, primarily the proprietary compact disc burning software, Immediatek changed its business efforts to focus on secure, digital media delivery solutions.
In April 2004, Immediatek acquired DiscLive, Inc., or DiscLive, as a wholly-owned subsidiary. To complement its operations, DiscLive acquired assets from Moving Records, LLC in February 2005. These assets consisted of mobile recording and manufacturing equipment, including a mobile recording truck.
On June 8, 2006, Immediatek issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto. As a result, a change in control of Immediatek occurred because Radical Holdings LP became the beneficial owner of 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek.
Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event.
As of October 1, 2007, Immediatek ceased retail sales of DiscLive products in conjunction with its decision not to further pursue that line of business. As previously disclosed, management commenced an evaluation of the DiscLive business and its prospects in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of Immediatek’s stockholders.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc, or IMKI Ventures. IMKI Ventures acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, RadicalBuy is available on the social networking site Facebook®.

Our Business
Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number at that address is (214) 744-8801.
Prior to October 1, 2007, we, through our wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of the live event. The recorded content was made available for pre-sale and sale at the venue and on our website, www.disclive.com. The content was delivered primarily via compact disc.
During the nine months ended September 30, 2007, we recorded one live event. We sold, or delivered under contract, 1,057 recordings of events during the nine months ended September 30, 2007. We recorded 13 live events and sold, or delivered under contract, approximately 2,000 recordings of events during the twelve month period ended December 31, 2006.
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
On August 31, 2007, IMKI Ventures, our newly created, wholly-owned subsidiary, acquired certain assets that were developed into RadicalBuy. RadicalBuy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’s behalf and earn a commission. RadicalBuy was launched on the Facebook platform on October 23, 2007.
Using RadicalBuy, sellers can list an item and have it visible to all Facebook users instantly. RadicalBuy takes advantage of the social networks that Facebook is built on to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues.
After an item is listed, others can post the listing on their Facebook page to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
RadicalBuy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. The final value selling fee is based on a tiered platform. The fee schedule is 5% of the first $25 in value, plus 3% of the value from $25-1,000, plus 1.5% of the value over $1,000. The maximum final selling value fee is $500 per item.
Users are able to list their RadicalBuy items on additional platforms, such as their MySpace® page, blog or personal web page, using a “widget” that is currently available from our RadicalBuy website.

Our Strategy
Our strategy is to grow our user base and transaction volume. Our vision to achieve that objective includes:
•	Launch other applications: We intend to increase the use of RadicalBuy by users outside of Facebook in order to increase the number of potential buyers and sellers. Primary means of doing this is through a “widget,” which allows users to list their RadicalBuy items on their personal web pages.
•	Increase number of RadicalBuy users among Facebook members: As the number of Facebook members who have installed and use the RadicalBuy application increases, we believe that we will see an exponential increase in the number of RadicalBuy users as existing Facebook members’ “friends” and other network members add and use the application as a result of seeing it on their friends’ Facebook profile and/or through word of mouth through their Facebook network.
The Industry
We consider ourselves to be part of the larger online sales industry. Our particular niche in this industry continues to evolve.
Competition
The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful e-commerce companies.
Our primary competitors for online sales of products include eBay, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, Craigslist.com, Google Base and Oodle.com. Our broad-based competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores (as well as the online operations of these traditional retailers), emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. These include most prominently: Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network.
Developments
Developments During 2007
Sublease. On February 21, 2007, we entered into a Sublease with HDNet LLC, an affiliate of Radical Holdings LP, whereby we sublease from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007 and expires on December 31, 2009. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP.
Management Services Agreement. On February 23, 2007, but effective as of January 1, 2007, we, together with DiscLive, Inc, entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us and DiscLive, including, among others, legal, financial, marketing and technology services. These services are provided to DiscLive and us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 and the date on which Radical Holdings LP, it successors or their respective affiliates cease to be beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. DiscLive and we also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.

Departures and Appointments of Officers and Directors. On April 6, 2007, Immediatek and DiscLive terminated Paul Marin’s employment, including as President and Secretary of Immediatek and DiscLive, effective as of that date. In addition, Immediatek, as sole stockholder of DiscLive, removed Mr. Marin from the Board of Directors of DiscLive effective as of April 6, 2007, and elected Travis Hill as a director of DiscLive effective as of April 6, 2007, to fill the vacancy created by the removal of Mr. Marin. In addition to Mr. Hill’s position as Chief Executive Officer of DiscLive and Immediatek, Mr. Hill was appointed as President and Secretary of DiscLive effective April 6, 2007. On July 3, 2007, Mr. Hill submitted his resignation from all positions held with Immediatek and DiscLive, effective July 6, 2007.
On July 16, 2007, the boards of directors of Immediatek and DiscLive appointed Darin Divinia as President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively.
RadicalBuy Asset Purchase Agreement. On August 31, 2007, Radical Holdings LP, Immediatek and IMKI Ventures, a wholly-owned subsidiary of Immediatek, entered into an Asset Purchase Agreement whereby IMKI Ventures purchased the RadicalBuy website and certain related assets from Radical Holdings LP in exchange for 60,514 shares of Immediatek common stock. On October 23, 2007, we launched RadicalBuy on the Facebook platform. RadicalBuy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller approved third-parties to sell items on the seller’s behalf and earn a commission.
Services Agreement with Radical Incubation. On September 1, 2007, Immediatek entered into a Services Agreement with Radical Incubation LP. Pursuant to this Services Agreement, Radical Incubation LP assisted Immediatek in developing, servicing, improving and operating the RadicalBuy assets the Company acquired from Radical Holdings LP. This agreement was amended on November 30, 2007 and, as amended, terminated by its own terms on December 31, 2007. The Services Agreement was in addition to the Management Services Agreement that the parties entered into in February 2007.
DiscLive Cessation of Operations. As of October 1, 2007, DiscLive ceased retail sales of its products in conjunction with its decision to discontinue its line of business that entailed recording live content, such as concerts and conferences, and making the recorded content available for immediate sale. As previously disclosed, management commenced an evaluation of the DiscLive business and its prospects in early August 2007. Based upon this evaluation, it was determined that the discontinuance of this line of business was in the best interest of the stockholders. As a result, $1,812,902 was recorded in the 2007 financial statements as an impairment charge for tangible and intangible assets related to the business of DiscLive.
Assets Held for Sale and Sold. As of December 31, 2007, we have identified non-essential assets with a net book value of $68,304 to be held for sale. This is primarily a result of discontinuing the DiscLive operation.
Recent Developments
Addition of employees. On January 1, 2008, Darin Divinia, who had served as the President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively, since July 16, 2007, became an employee of Immediatek and began having his compensation directly paid by Immediatek. Mr. Divinia’s services as President, Chief Executive Officer and Secretary of Immediatek and DiscLive from July 16, 2007 were previously included, and compensated for, under the Management Services Agreement among Immediatek, DiscLive and Radical Incubation LP. Accordingly, Immediatek did not directly compensate Mr. Divinia for those services. Also on January 1, 2008, Steve Watkins, the secretary of IMKI Ventures, and Adam Greenspan, the Creative Director of IMKI Ventures became employees of Immediatek. Messrs. Divinia and Watkins previously provided certain additional services to Immediatek pursuant to the Services Agreement between Immediatek and Radical Incubation LP, which agreement terminated by its own terms on December 31, 2007.

Resignation and Appointment of Officers and Directors. Effective January 15, 2008, Corey Prestidge resigned as a director of Immediatek. On that date, the board of directors of Immediatek appointed Robert Hart to fill the vacancy created by the resignation of Mr. Prestidge. Mr. Hart is serving for the unexpired term. Additionally, on January 15, 2008, Darin Divinia resigned as Secretary of Immediatek and DiscLive, and the respective boards of directors of Immediatek and DiscLive appointed Mr. Hart as Secretary. Further, on January 15, 2008, Steve Watkins resigned as Secretary of IMKI Ventures, a wholly-owned subsidiary of Immediatek, and the board of directors of IMKI Ventures appointed Mr. Hart as Secretary. Messrs. Divinia and Watkins continue to serve Immediatek and its subsidiaries in their other current roles.
Office Space. On February 28, 2008, we entered into a letter agreement amending our Sublease with HDNet LLC for our current office space. The letter agreement extends the term of the Sublease until December 31, 2009. The rent is $900 per month, utilities included.
Consulting Agreement. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc.
Rights of Preferred Stockholders and Restrictions on Our Business
The terms of our Series A Convertible Preferred Stock, together with the Investor’s Rights Agreement that we entered into with Radical Holdings LP, provide certain rights to the holders of the Series A Convertible Preferred Stock and certain restrictions on how we may operate our business. Below is a summary of the material terms of the Series A Convertible Preferred Stock and certain restrictions imposed upon us.
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
If our legally available funds and assets are insufficient to pay the holders of shares of the Series A Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Convertible Preferred Stock and the holders of our capital stock that are on parity with the Series A Convertible Preferred Stock will share ratably in any distribution of our remaining legally available funds and assets.
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
On June 8, 2006, the Company issued 4,392,286 shares of Series A Convertible Preferred Stock at a per share price of $0.68 to Radical Holdings LP for cash proceeds of $3,000,000. The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. The Company recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds or the beneficial conversion feature of $123,321,622.
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
(b) reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on parity with, the Series A Convertible Preferred Stock;
(c) authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);
(d) merge or consolidate with or into any corporation or other person;

(e) sell all or substantially all of our respective assets in a single transaction or series of related transactions;
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

Laws and Governmental Regulation
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
E-Commerce and the Internet. The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving. Laws and regulations have recently been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business. In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain. Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.
Employees
As of December 31, 2007, we had one full-time employee and one part-time employee. We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.
Available Information
We currently are subject to the reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. You may read and copy any document filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the public reference room. Our SEC filings also are available to the public at the SEC’s web site at www.sec.gov.
Our internet web site is www.immediatek.com. We have posted on our web site our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions.
Risk Factors
Concentrated Ownership
After giving effect to the Radical Holdings LP investment, Radical Holdings LP has voting control of us and may take actions that may not be in the best interest of other stockholders. Our largest investor, Radical Holdings LP, controls 97.1% of our voting stock at March 26, 2008. This stockholder, acting alone, will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us and might adversely affect the market price of our common stock. In addition, Radical Holdings LP has the ability to nominate all of our directors and vote for them. This concentration of ownership may not be in the best interests of all our stockholders.

There are restrictive covenants binding upon us that could adversely affect our ability to conduct our operations or engage in other business activities. The terms of the Series A Convertible Preferred Stock and the Investor’s Rights Agreement with Radical Holdings LP contain various restrictive covenants, including, among others, provisions that restrict our ability to:
•	authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);
•	declare or pay any dividends (other than dividends payable to us or our subsidiaries) on, or declare or make any other distribution, directly or indirectly, on account of, any shares of our common stock now or hereafter outstanding;
•	repurchase any outstanding shares of capital stock;
•	approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;
•	increase the salary of any officer or employee or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding;
•	retain, terminate or enter into any salary or employment negotiations or employment agreement with any employee or any future employee;
•	incur indebtedness (other than trade payables) or enter into contracts or leases that require payments in excess of $5,000 in the aggregate;
•	make or incur any single capital expenditure;
•	award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;
•	make any material change in the nature of our business or enter into any new line of business, joint venture or similar arrangement;
•	pledge our assets or guarantee the obligations of any other individual or entity; or
•	form or acquire any subsidiary, joint venture or similar business entity.
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

Risks Related to Financial Restatements and Taxes
We restated our financial statements for the years ended December 31, 2003, 2004 and 2005 and the quarterly period ended June 30, 2006. As a result, we may be subject to inquiry or investigation by governmental authorities and agencies, including the SEC. In the event that we are subject to an inquiry or investigation, we will fully cooperate with that inquiry or investigation. Further, in the past, private securities class action litigation has been brought against companies after certain events, including restatement of financial results. Due to the restatement of our financial results, we may become subject to litigation. An inquiry, investigation or litigation could result in substantial costs and divert management attention and resources from our business, which could adversely affect our business and financial condition.
The failure to properly report payroll taxes prior to the Radical Holdings LP investment created a material liability, including resulting penalties and interest. We have filed amended payroll returns with, and paid the amounts owing pursuant to such amended returns to, the Internal Revenue Service and other governmental agencies. Our failure to properly report these amounts correctly in the past may cause us to be the subject of an audit by the Internal Revenue Service or other governmental agency. Audits generally result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
Our failure to properly register and pay taxes in states where our products have been sold prior to the Radical Holdings LP investment created a material liability. We have settled amounts due in a number of states; however, approximately five states are in the process of being settled. As of December 31, 2007, we estimate that our remaining sales tax liability, including penalties and interest, is approximately $1,220, which is recorded on our balance sheet as of December 31, 2007. As a result of our attempts to satisfy these amounts, we may become the subject of an audit by certain states. Audits can result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
Risks Related to Our Business and the Industry
We have a history of net losses. We have incurred losses every year since we acquired ModernGroove Entertainment, Inc. by reverse merger. As of December 31, 2007, our accumulated deficit was $2,339,301, which is our net loss for the post-push down period. See “Note 4 — New Basis of Accounting” commencing on page F-15. To become profitable, we must be able to generate sufficient revenues from selling fees to cover our operating activity. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability.
We are dependent on a single business and we lack diversification in our business products. We are solely in the business of online sales and have no current plans to enter into any other business opportunities. As a result, our financial success is completely dependent upon our ability to successfully market our RadicalBuy application to potential users, the success of our business strategy and our ability to generate selling fees. There can be no assurance that we would be successful in locating or operating any alternative business or that we will have sufficient financial resources to implement any significant change in our business.
We may be adversely affected by a general deterioration in economic conditions, which could affect consumer spending and, therefore, significantly adversely impact our operating results. A decline in consumer spending will likely have an adverse effect on our revenues and operating income. During the most recent economic slowdown in the United States, many consumers reduced their discretionary spending. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of the products sold on RadicalBuy and our ability to generate revenues from the selling fees we collect. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in consumer spending.

Our business depends on discretionary consumer spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income, such as employment, fuel prices, interest and tax rates and inflation, can significantly impact our operating results. These factors can affect willingness to purchase products on RadicalBuy, as well as the financial results of events and the industry. Negative factors, such as challenging economic conditions, public concerns over additional terrorism and security incidents, particularly when combined, can impact consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.
We face intense competition in the online sales industry, and we may not be able to increase our current revenues, which could adversely affect our financial performance. Our business is in a highly competitive industry, and we may not be able to increase our current revenues. We compete in the online sales industry, and within that industry we compete with other online sales companies, including online classifieds, online auctions, online merchants and online sales from traditional “bricks-and-mortar” companies. These competitors may engage in more extensive development efforts, undertake more far-reaching sales campaigns and adopt more aggressive pricing policies. Our competitors may develop services and products that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance include, among other things, which could lead to decreases in overall revenues, the numbers of customers, product sales or profit margins:
•	unfavorable fluctuations in operating costs, including increased costs of maintaining our website and server equipment, which we may be unwilling or unable to pass through to our customers;
•	technological changes and innovations that we are unable to adopt, or are late in adopting, that offer more attractive alternatives than what we currently offer, which may lead to a reduction in the number of products sold via the RadicalBuy application; and
•	other options available to our customers that we do not currently offer.
We believe that barriers to entry into the online sales business are low and that other companies are increasingly entering into this business.
Risks Related to Our Common Stock
We need additional capital, and we cannot be sure that additional financing will be available. We currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for the first half of 2008. Thus, we require additional financing to continue operations for the remainder of 2008. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to continue to experience operating losses. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Our common stock may be subject to regulations prescribed by the SEC relating to “penny stock.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in those regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors, which generally are institutions with assets in excess of $5.0 million and individuals with a net worth in excess of $1.0 million or annual income exceeding $0.2 million (individually) or $0.3 million (jointly with their spouse).
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
Management has concluded that our internal control over financial reporting is not adequate and investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-KSB. This report is required to contain an assessment by management of the effectiveness of such company’s internal control over financial reporting. Management has conducted such an assessment and determined that our internal control over financial reporting was not effective. While our management is in the process of designing and instituting new policies to remedy the deficiencies in our internal controls over financial reporting, which we believe will be effective, there is a risk that the financial markets may react adversely due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. For example, in July 2006, we restated our financial statements in order to correct the valuation of previously issued common stock, and in November 2006 we restated our financial statements to adjust the push-down accounting utilized in connection with Series A Convertible Preferred Stock investment. Any system of internal controls can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, among others, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that controls, once implemented, will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.
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
Radical Holdings LP has certain registration rights that have been granted to them as part of their investment. Radical Holdings LP may be able to register its shares without registering shares of other stockholders. Under the Investor’s Rights Agreement entered into on June 8, 2006, in connection with the issuance and sale of the Series A Convertible Preferred Stock, Radical Holdings LP was granted certain registration rights. Radical Holdings LP has demand registration rights, which they can exercise on two occasions under the Investor’s Rights Agreement. If, however, this registration is to be an underwritten public offering, and the underwriter believes that the number of shares proposed to be sold will interfere with the successful marketing of Radical’s shares, then the shares available for sale will be reduced first for other stockholders and then for Radical Holdings LP to the number of shares the underwriter has specified.
Item 2. Description of Property.
Our corporate headquarters is located at 320 South Walton, Dallas, Texas 75226. We sublease this space from an affiliate of Radical Holdings LP, HDNet LLC. Under this sublease, we lease approximately 600 square feet for $900 per month, utilities included. This sublease expires on December 31, 2009.
Item 3. Legal Proceedings.
We currently are not involved in any proceedings or lawsuits and, to management’s knowledge, there are not any threatened proceedings or lawsuits. From time to time, however, we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
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

	2007		2006		Dividends Paid
	High	Low	High	Low	2007	2006
First Quarter	$8.00	$3.00	$0.55	$0.02	$—	$—
Second Quarter*	4.25	3.00	21.00	0.10	—	—
Third Quarter**	3.25	2.25	18.65	1.01	—	—
Fourth Quarter	$8.50	$2.25	$18.00	$2.00	$—	$—

*	At the close of business on June 6, 2006, we effected a 100-for-1 reverse stock split of Immediatek common stock. As a result, the quotation price was proportionately adjusted upward (multiplied by 100) by the market immediately following the reverse stock split. Additionally, due to the reverse stock split, the quotation symbol for Immediatek common stock was changed to “IMKI.OB.” On June 26, 2006, Immediatek common stock ceased to be quoted on the OTC Bulletin Board and began quotations in the Pink Sheets under the symbol “IMKI.PK.” Accordingly, all references in this Annual Report on Form 10-KSB to numbers of shares of Immediatek common stock, including those relating to prior periods, have been adjusted to reflect the reverse stock split, except where expressly indicated otherwise.

**	In August 2006, quotations for Immediatek common stock resumed on the OTC Bulletin Board under the symbol “IMKI.OB.”
As of December 31, 2007 and March 26, 2008 there were 535,321 shares of Immediatek common stock outstanding with approximately 220 stockholders of record. As of December 31, 2007 and March 26, 2008, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock outstanding and 226,083 shares of common stock held by one stockholder, Radical Holdings LP. The outstanding shares of Series A Convertible Preferred Stock are convertible into 10,171,099 shares of Immediatek common stock as of December 31, 2007 and March 26, 2008. Radical Holdings LP has the right to vote these shares on all matters that are required or permitted to be submitted to our common stockholders on an as-converted basis.
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

Equity Compensation Plan Information
The following table provides information regarding the status of our existing equity compensation arrangements at December 31, 2007:

Number of
securities
remaining
	Number of	Weighted-	available for
	securities to be	average	future issuance
	issued upon	exercise price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column
Plan Category	(a)	(b)	(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	1,625	$15.00	—

Total	1,625	$15.00	—

(1)	Consists of one Non-Statutory Stock Option Agreement entered into with an individual as consideration for consulting services. Pursuant to the option agreement, the consultant was granted an option to purchase 6,500 shares of Immediatek common stock that vested in 36 equal monthly installments at the end of each calendar month, commencing in May 2005, so long as the consulting arrangement was in effect. The consulting agreement was terminated on February 14, 2006. As a result and in accordance with the option agreement, the shares acquirable pursuant to this option ceased to vest after nine monthly installments, which resulted in 1,625 vested shares under this option. The term of this option for vested shares expires on May 5, 2008. The Company has no other equity compensation plans or arrangements.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
Overview
The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes accompanying those financial statements, which are included in this Annual Report on Form 10-KSB. MD&A includes the following sections:
•	Recent Developments — a description of important events that have recently occurred.

•	Our Business — a general description of our business, our objectives, our areas of focus and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations for the years presented in this Annual Report on Form 10-KSB.

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows and debt and contractual obligations; and an overview of our financial condition.

Recent Developments
Addition of employees. On January 1, 2008, Darin Divinia, who had served as the President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively, since July 16, 2007, became an employee of Immediatek and began having his compensation directly paid by Immediatek. Mr. Divinia’s services as President, Chief Executive Officer and Secretary of Immediatek and DiscLive from July 16, 2007 were previously included, and compensated for, under the Management Services Agreement among Immediatek, DiscLive and Radical Incubation LP. Accordingly, Immediatek did not directly compensate Mr. Divinia for those services. Also on January 1, 2008, Steve Watkins, the secretary of IMKI Ventures, and Adam Greenspan, the Creative Director of IMKI Ventures became employees of Immediatek. Messrs. Divinia and Watkins previously provided certain additional services to Immediatek pursuant to the Services Agreement between Immediatek and Radical Incubation LP, which agreement terminated by its own terms on December 31, 2007.
Resignation and Appointment of Officers and Directors. Effective January 15, 2008, Corey Prestidge resigned as a director of Immediatek On that date, the board of directors of Immediatek appointed Robert Hart to fill the vacancy created by the resignation of Mr. Prestidge. Mr. Hart is serving for the unexpired term. Additionally, on January 15, 2008, Darin Divinia resigned as Secretary of Immediatek and DiscLive, and the respective boards of directors of Immediatek and DiscLive appointed Mr. Hart as Secretary. Further, on January 15, 2008, Steve Watkins resigned as Secretary of IMKI Ventures, and the board of directors of IMKI Ventures appointed Mr. Hart as Secretary. Messrs. Divinia and Watkins continue to serve Immediatek and its subsidiaries in their other current roles.
Office Space. On February 28, 2008, we entered into a letter agreement amending our Sublease with HDNet LLC for our current office space. The letter agreement extends the term of the Sublease until December 31, 2009. The rent is $900 per month, utilities included.
Consulting Agreement. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc.
Our Business
General
Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number at that address is (214) 744-8801.
Immediatek was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, Barrington Laboratories, Inc. amended its Articles of Incorporation to rename the company ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.
On September 18, 2002, ModernGroove Entertainment, Inc. combined by “reverse-merger” with Immediatek, Inc., a Texas corporation. On November 5, 2002, ModernGroove Entertainment, Inc. amended its Articles of Incorporation to rename the company Immediatek, Inc. and the prior business of ModernGroove Entertainment, Inc. was discontinued.
Immediatek, Inc., a Texas corporation, was organized March 1, 2002 under the laws of the State of Texas. Upon completion of the reverse merger, the Texas corporation was dissolved.
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
On June 8, 2006, Immediatek issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto. As a result, a change in control of Immediatek occurred because Radical Holdings LP became the beneficial owner of 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek.
Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. During the nine months ended September 30, 2007, we recorded one live event. We sold, or delivered under contract, 1,057 recordings of events during the nine months ended September 30, 2007. We recorded 13 live events and sold, or delivered under contract, approximately 2,000 recordings of events during the twelve-month period ended December 31, 2006.
As of October 1, 2007, Immediatek ceased retail sales of DiscLive products in conjunction with its decision not to further pursue that line of business. As previously disclosed, management commenced an evaluation of the DiscLive business and its prospects in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of Immediatek’s stockholders.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, RadicalBuy is available on the social networking site Facebook.
Using RadicalBuy, sellers can list an item and have it visible to all Facebook users instantly. RadicalBuy takes advantage of the social networks that Facebook is built on to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues.
After an item is listed, others can post the listing on their Facebook page to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
RadicalBuy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. The final value selling fee is based on a tiered platform. The fee schedule is 5% of the first $25 in value, plus 3% of the value from $25-1000, plus 1.5% of the value over $1000. The maximum final selling value fee is $500 per item.
Users are able to list their RadicalBuy items on additional platforms, such as their MySpace® page, blog or personal web page, using a “widget” that is currently available from our RadicalBuy website.

History of Operating Losses
The following table presents our net loss and cash used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2007	2006
		Successor	Predecessor
	Successor	June 8 - December 31	January 1 - June 7
Net loss	$(2,170,306)	$(168,995)	$(458,485)
Net cash used in operating activities	$(460,972)	$(1,011,481)	$(300,516)
Our net loss for 2007 includes $1,812,902 for impairment of goodwill, intangible and fixed assets related to the discontinuance of the DiscLive operations and $159,994 as a gain resulting from the change in estimate of certain payroll and sales tax liabilities. Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 includes an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and substantial accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
We funded our operations during the year ended December 31, 2007, primarily from the proceeds generated by the sale of the Series A Convertible Preferred Stock in 2006. Prior to closing the Series A Convertible Preferred Stock transaction on June 8, 2006, we borrowed $347,000 aggregate principal amount from Radical Holdings LP to cover operations and repay indebtedness. These borrowings were credited in full towards the aggregate purchase price of the Series A Convertible Preferred Stock. See “Liquidity and Capital Resources and Financial Position” below.
Our Objectives
At this time, our primary objectives are to successfully launch the other planned applications and features we have for RadicalBuy and grow its user base and transaction volume.
Areas of Focus
RadicalBuy — Successful Roll-Out and Improvements. Our current primary focus is launching the other planned aspects of RadicalBuy, which includes additional features for the website and other revenue generating features. We are attempting to create a website that is a full-service online marketplace. We anticipate launching additional features for the website in the second quarter of 2008. In tandem with the roll-out of the website and additional features, we will continue to focus on refining and improving the applications previously launched.
RadicalBuy — Increase Users and Transactions. We also are focusing on increasing the number of users of RadicalBuy and the number of items listed for sale through it. In that respect, we may offer promotions to new and existing users to list their items for sale through RadicalBuy.
Acquisitions. We may also identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.

Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 25).
Utilizing Funds on Hand in a Manner that is Accretive. If we do not manage our assets aggressively and apply the available capital judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
Dependence on Third-Party Platforms. Currently, RadicalBuy is highly dependent on the Facebook platform. Any change, or issues related, to that platform will likely affect us, as well. We are constantly monitoring that platform in order to be able to plan and take appropriate actions in the event that we are affected.
Growing Users and Listed Items. In order to be successful with the RadicalBuy application, we will be required to grow the number of users and items listed for sale. In addition, we will need to ensure that the users are actively utilizing the application and transactions are occurring. We are considering the use of incentives or promotions to attract users and transactions.
Competition. There are companies in this industry that have far more financial resources and a larger market share than us. In order to compete with these companies, we will be required to be innovative and create more attractive functions and features.
Additionally, see “Risk Factors” commencing on page 9 concerning other risks and uncertainties facing us.
Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Long-Lived Assets. We have certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement. During the twelve months ended December 31, 2007, we recorded an impairment charge for fixed and intangible assets of $47,409.
•	Goodwill. Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis. During the twelve months ended December 31, 2007, we fully impaired goodwill and recorded an impairment charge of $1,765,493.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.
•	New Basis of Accounting. In accordance with EITF D-97, Push Down Accounting, as a result of the change in control of us that occurred on June 8, 2006, we applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We made estimates and judgments in determining the fair value of the acquired assets and liabilities. We based our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.
•	Revenue Recognition. DiscLive primarily delivered products sold by it through shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event. Pursuant to EITF 00-10, Accounting for Shipping and Handling Fees and Costs, we included all shipping and handling fees charged to our customers in gross revenue. All actual costs incurred by us for shipping and handling were immaterial in nature and were included as direct costs of revenue. With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item.
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 2 — Summary of Significant Accounting Policies and Procedures” commencing on page F-8.
Recent Accounting Standards and Pronouncements
Refer to “Note 2 — Summary of Significant Accounting Policies and Procedures” accompanying the consolidated financial statements commencing on page F-8 for a discussion of recent accounting standards and pronouncements.
Operations Review
As a result of the push down accounting adjustments described in “Note 4—New Basis of Accounting” commencing on page F-15, the activity for the period from June 8, 2006 through December 31, 2007, or the “post-push down” period, is reported under the new basis of accounting, while the activity for the period from January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting. For the post-push down period, the primary changes to the income statement reflect an increase in net operating loss due to a higher level of depreciation from the increase in the depreciable basis of fixed assets and an increase in net operating loss due to a higher level of amortization related to the increase in the amortizable basis of intangible assets.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	For the Year Ended December 31
	2007	2006
		Successor	Predecessor	2007 vs. 2006
	Successor	June 8 - December 31	January 1 - June 7	Change	% Change

Revenues	$25,629	$30,644	$19,451	$(24,466)	(49)%
Cost of revenues	21,665	23,154	43,584	(45,073)	(68)

Gross (loss) margin	3,964	7,490	(24,133)	20,607	124
Gross (loss) margin percentage	15%	24%	(124)%

Consulting services	9,255	9,251	—	4	0
Consulting services — related party	163,723	29,000	—	134,723	465
Professional fees	158,169	79,189	328,347	(249,367)	(61)
Salaries and benefits	134,900	160,779	92,540	(118,419)	(47)
Depreciation and amortization	40,810	27,925	2,755	10,130	33
(Gain) loss on sale of assets held for sale	(174)	6,113	—	(6,287)	(103)
(Gain) loss on extinguishment of debt	—	(80,021)	43,056	(36,965)	(100)
Change in estimate of payroll and sales tax liabilities	(159,994)	(90,480)	—	69,514	77
Impairment of goodwill	1,765,493	—	—	1,765,493	100
Impairment of fixed and intangible assets	47,409	4,177	—	43,232	1,035
Settlement of dispute	22,000	—	—	22,000	100
Gain on settlement of accounts payable	—	—	(140,525)	(140,525)	(100)
Other general and administrative expenses	24,571	41,902	34,903	(52,234)	(68)

Net operating loss	(2,202,198)	(180,345)	(385,209)	1,636,644	289

Other income -related party	5,839	—	—	5,839	100
Interest income (expense)	26,053	11,350	(73,276)	87,979	(142)

Net loss	$(2,170,306)	$(168,995)	$(458,485)	1,542,826	246%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—	(3,000,000)	(100)%

Net loss attributable to common stockholders	$(2,170,306)	$(3,168,995)	$(458,485)	$(1,457,174)	(40)%

Weighted average number of common shares outstanding — basic and fully diluted	495,034	474,807	324,105	20,227	53%

Basic and diluted loss per share attributable to common stockholders	$(4.38)	$(6.67)	$(1.41)	$(3.70)	(46)%

Revenues. The decrease in revenues is attributable to fewer live events recorded and, correspondingly, fewer product sales, during the year ended December 31, 2007, as compared to the year ended December 31, 2006, as well as the discontinuation of the DiscLive business and the short period between the launch of RadicalBuy and the end of the period.
We expect revenues for 2008 to increase as we continue to implement RadicalBuy and attract users. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.

Cost of Revenues. Costs of revenues decreased due to the decrease in the number of live events recorded, and a corresponding lower number of product sales, in the year ended December 31, 2007 (one live event; approximately 1,057 units), as compared to the year ended December 31, 2006 (thirteen live events; approximately 2,000 units).
We anticipate that costs of revenues will increase proportionately with revenues in regards to RadicalBuy. Cost of revenues consists principally of merchant fees, which we believe will initially increase proportionately with revenue.
Consulting Services. During the 2007 fiscal year, the services of Darin Divinia, Steve Watkins and Adam Greenspan were provided through a management services agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. During the 2008 fiscal year, we expect that consulting services expense should decrease as the services of Darin Divinia, Steve Watkins and Adam Greenspan will no longer be provided through a management services agreement. They became employees of the Company in January of 2008.
Professional Fees. The decrease in professional fees in 2007 is attributable to higher professional fees incurred in 2006 related to the Radical Holdings LP investment in our Series A Convertible Preferred Stock and the restatement of our financial statements for the years ended December 31, 2003, 2004, 2005 and the quarterly period ended June 30, 2006. We expect professional fees to increase in 2008, as compared to the year ended December 31, 2007, in connection with anticipated increases in audit fees, fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we attempt to expand our operations.
Salaries and Benefits. The decrease in salaries and benefits expense for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is attributable to a reduction in the number of employees employed by us in 2007 primarily related to our decision to cease retail sales of DiscLive products in conjunction with our decision not to further pursue that line of business. We expect that salaries and benefits expense should increase to approximately $600,000 as the services of Darin Divinia, Steve Watkins and Adam Greenspan will no longer be provided through a management services agreement as they became employees of the Company in January of 2008.
(Gain) Loss on Extinguishment of Debt. This relates to the conversion in 2006 of certain notes payable into Company common stock upon consummation of the Radical Holdings LP transaction and the settlement of accrued interest related to converted or repaid notes payable.
Change in Estimate of Payroll and Sales Tax Liability. During 2006 and 2007, as we settled sales taxes and payroll taxes with certain authorities, we wrote-off accruals in the amount of $90,480 and $159,994, respectively.
Impairment of Goodwill. During the twelve months ended December 31, 2007, we fully impaired goodwill and recorded an impairment charge for goodwill of $1,765,493. Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis.
Impairment of Fixed and Intangible Assets. The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 2007, the Company recorded an impairment of fixed and intangible assets in the amount of $47,409.
Settlement of Dispute. This amount represents the amount that we paid to settle certain disputes with a prior employee.

Interest Income (Expense), Net. Interest income increased during the year ended December 31, 2007, as compared to the same period in 2006, due to increased cash balances resulting from the sale of the Series A Convertible Preferred Stock on June 8, 2006.
Other General and Administrative Expense. The decrease in other general and administrative expense for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is attributable to a substantial reduction of rent and utilities for office space and other efficiencies implemented.
We anticipate that other general and administrative expense will decrease slightly over the next twelve months due to the reduction in rent and utilities; however, any reductions may be more than offset by additional costs associated with the implementation of new procedures and policies, which will assist us in operating more efficiently and are required by the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley.
Income Taxes. There was no Federal income tax expense recorded for the year ended December 31, 2007 or 2006, due to a net loss in each period. We do not record deferred tax benefits related to net operating losses because of the uncertainty of realizing those benefits.
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
In January 2006, the Company entered into the Securities Purchase Agreement, or the Purchase Agreement, with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were, and are being, utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness. As of December 31, 2007, we had $589,787 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the second quarter of 2008. At the end of the second quarter of 2008, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations.
On October 1, 2007, we ceased retail sales of the DiscLive product after a comprehensive evaluation of the DiscLive business. On October 23, 2007, however, we launched RadicalBuy, a new online marketplace, and will direct our funds available to the operation and growth of that business. Our goal is to grow the use of RadicalBuy, which will generate revenue to support our operations. We intend to continue to improve and expand our website and roll-out other features to support its growth, as well as pay features. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities.
We may also pursue various acquisition targets that could provide us with operating funds to support our activities. In the event that we acquire a target, depending on the nature of that target, we may require additional funds to consummate the acquisition or support our operations going forward. No assurances, however, can be given that we will be able to identify a potential target, consummate the acquisition of the target and, if consummated, integrate the target company and realize funds from operations.
As a result of the push down accounting adjustments described in “Note 4—New Basis of Accounting” commencing on page F-15, the activity for the period from June 8, 2006 through December 31, 2007, or the “post- push down” period, is reported under the new basis of accounting, while the activity for the period from January 1, 2006 through June 7, 2006, or the “pre-push down” period, is reported on the historical basis of accounting, which was used in 2005.

Operating Activities. Cash used in operations was $460,972 in the year ended December 31, 2007, as compared to $1,011,481 and $300,516 for the post-push down and pre-push down periods, respectively, in the year ended December 31, 2006.
Investing Activities. Cash used in investing activities for the year ended December 31, 2007 was $1,800, as compared to cash provided by investing activities $10,836 for the post-push down period and $2,476 used in investing activities for the pre-push down period, in the year ended December 31, 2006.
Financing Activities. No cash was provided by financing activities for the year ended December 31, 2007, as compared to $2,024,851 and $331,345 for the post-push down and pre-push down periods, respectively, in the year ended December 31, 2006. The decrease from 2006 is attributable to the issuance and sale of the Series A Convertible Preferred Stock to Radical Holdings LP in 2006 that resulted in proceeds of $2,653,000 in the post-push down period. This increase was offset by the repayment of $628,149 of notes payable in the post-push down period.
Indebtedness
At December 31, 2007, we did not have any outstanding indebtedness for borrowed money.
Contractual Obligations and Commercial Commitments
The following table highlights, as of December 31, 2007, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$21,600	$10,800	$10,800

Total:	$21,600	$10,800	$10,800

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009 (See “—Recent Developments” above.)
Liquidity
We believe that the funds received from the consummation of the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business until the second quarter of 2008. Because our main line of business, RadicalBuy, has a short operating history, we anticipate that our operating activities will not generate a material amount of cash in the near term. While we are undertaking various plans and measures, which we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we will be required to seek additional funds at the end of the second quarter of 2008 to fund our future operating activities.
Item 7. Financial Statements.
Our audited consolidated financial statements and accompanying footnotes can be found beginning with the Index to Consolidated Financial Statements on page F-1, which follows the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 8A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and president (our Principal Executive Officer and Principal Financial Officer) is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for us. Our existing disclosure controls and procedures were designed and implemented prior to the appointment of our current chief executive officer and president. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls and procedures quarterly on our Quarterly Reports on Forms 10-QSB and annually on our Annual Reports on Forms 10-KSB. Factors that our chief executive officer and president reviewed and analyzed are as follows:
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
The effectiveness of our disclosure controls and procedures also was considered in light of the prior conclusion that we had ineffective internal controls over financial reporting, which conclusion was based in large part upon the restatement of our financials statements for the period ended June 30, 2006 and our limited number of personnel (see “Management’s Annual Report on Internal Control Over Financial Reporting” below). The chief executive officer and president considered the underlying reasons for the restatement, which were different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. These different interpretations came to management’s attention when our newly appointed independent registered public accounting firm raised questions while performing its quarterly review of our financials for the period ended September 30, 2006. After discussions regarding the various interpretations, we ultimately agreed with the interpretations of our newly appointed independent registered public accounting firm and timely completed the appropriate filings with the SEC. Additionally, due to the limited number of personnel within our organization, the pattern and practice of communications among them and the authority granted to them, our chief executive officer and president determined that adequate assurances existed in ensuring that material information is made known to him in a manner that permits timely decisions regarding disclosure.
Based upon the evaluation for the period ended December 31, 2007, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-KSB (December 31, 2007), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Our chief executive officer and president is responsible for establishing and maintaining adequate internal control over financial reporting. Our existing internal control over financial reporting procedures was designed and implemented prior to the appointment of our current chief executive officer and president. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2007, our internal control over financial reporting was ineffective due to a “material weakness” first identified in 2006.
We restated our financial statements for the period ended June 30, 2006 due to different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. In addition, we have a limited number of personnel within our organization, which we believe prevents us from meeting the criteria set forth by COSO. As a result, we concluded that a material weakness exists in our internal controls over financial reporting and we disclosed this to our Board of Directors and to our independent registered public accounting firm. This material weakness had not been fully remedied by December 31, 2007. Nevertheless, based upon a number of factors, including the revisions to our previously issued financial statements, our plan for remediation (as described below) and other procedures designed to assist us in ensuring the reliability of our financial statements, our management believes that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Plan for Remediation of Material Weaknesses
As a result of our conclusion that our internal control over financial reporting was ineffective, during 2007, we retained an outside consulting firm to assist us in reviewing our internal controls and to assist in designing and implementing effective controls. Working with this consultant, we have identified several key challenges facing the Company:
•	limited resources dedicated to internal control compliance and little or no internal expertise or experience;

•	maintaining company focus on risk and control;

•	our ability to rely on monitoring (e.g. “direct entity level”) controls;

•	properly leveraging high impact controls and optimizing the compliance process to achieve proper balance between costs and benefits; and

•	ensuring knowledge transfer takes place, ensuring sustainability and efficiency in future years.

Based on information received from our consultant, we are drafting policies and procedures that we believe will, once implemented, substantially improve our internal control over financial reporting.
Changes in Internal Controls
There were no changes in our internal controls during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, changes in our internal controls are currently being designed and will be implemented on an ongoing basis as designed.
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
The information called for by this Item 9 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.
Item 10. Executive Compensation.
The information called for by this Item 10 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this Item 11 is contained in our definitive Information Statement to be filed with the SEC and in Item 5 of this Annual Report on Form 10-KSB and is incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item 12 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.

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

4.3
Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.1
First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.2
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

10.4
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

Exhibit
Number	Description of Exhibit

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

10.8
First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9
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

10.11
First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.12
Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form
10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.13
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

10.15
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

10.17
Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.18
First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.19
Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.20
Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.21
Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.22
Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.23
Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

10.24
Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.25
Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.26
Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.27
Services Agreement, dated as of May 10, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2007 (filed on May 14, 2007) and incorporated herein by reference).

10.28
Agreement of Mutual Termination of Services Agreement, dated as of July 5, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form
10-QSB for quarter ended June 30, 2007 (filed on August 14, 2007) and incorporated herein by reference).

10.29
Asset Purchase Agreement, dated as of August 31, 2007, by and among the Registrant, IMKI Ventures, Inc. and Radical Holdings LP (filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.30
Services Agreement, dated September 1, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.31
First Amendment to Services Agreement, dated November 30, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference).

10.32*	Summary of verbal arrangement for compensation for Darin Divinia (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.33*	Summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.34*
Updated summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008 and incorporated herein by reference).

10.35
Agreement for Project Staffing Services, dated February 28, 2008, by and between Immediatek, Inc. and HDNet Fights, Inc (filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.36
Letter agreement, dated February 28, 2008, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

14.1**	Immediatek, Inc. Code of Business Conduct and Ethics.

Exhibit
Number	Description of Exhibit

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.
Item 14. Principal Accountant Fees and Services.
The information called for by this Item 14 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸ a Nevada corporation
Date: March 28, 2008	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)

In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA Darin Divinia	Director, President and Chief Executive Officer (principal executive and financial officer)	March 28, 2008

/s/ ROBERT S. HART Robert S. Hart	Director and Secretary	March 28, 2008

S-1

IMMEDIATEK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the fiscal year ended December 31, 2007, the period from January 1, 2006 to June 7, 2006, and the period from June 8, 2006 to December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the fiscal year ended December 31, 2007, the period from January 1, 2006 to June 7, 2006, and the period from June 8, 2006 to December 31, 2006
F-5

Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2007, the period from January 1, 2006 to June 7, 2006, and the period from June 8, 2006 to December 31, 2006,	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Immediatek, Inc.
We have audited the accompanying consolidated balance sheets of Immediatek, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immediatek, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations during each of the last two fiscal years and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as they relate to these issues are also explained in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBA GROUP LLP

KBA GROUP LLP
Dallas, Texas
March 28, 2008

Immediatek, Inc.
Consolidated Balance Sheets

	December 31,
	2007	2006

Assets

Current assets:
Cash	$589,787	$1,052,559
Accounts receivable	3,575	6,678
Prepaid expenses and other current assets	3,088	2,914

Total current assets	596,450	1,062,151

Fixed assets, net	13,230	115,519
Capitalized website development costs, net	89,442	—
Assets held for sale	68,304	6,728
Intangible assets, net	—	32,198
Goodwill	—	1,765,493

Total Assets	$767,426	$2,982,089

Liabilities, Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $23,976 due to related parties at December 31, 2007)	$24,026	$21,552
Accrued liabilities	3,064	194,671

Total current liabilities	27,090	216,223

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at December 31, 2007 and 2006; redemption/liquidation value of $3,000,000 at December 31, 2007	3,000,000	3,000,000

Stockholders’ deficit:
Common stock; $0.001 par value, 500,000,000 shares authorized, 535,321 and 474,807 shares issued and outstanding at December 31, 2007 and 2006, respectively	535	475
Additional paid in capital	79,102	(65,614)
Accumulated deficit	(2,339,301)	(168,995)

Total stockholders’ deficit	(2,259,664)	(234,134)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$767,426	$2,982,089

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006
			(see Note 4)
		Successor	Predecessor
		June 8 - December 31	January 1 - June 7

Revenues	$25,629	$30,644	$19,451
Cost of revenues	21,665	23,154	43,584

Gross margin (loss)	3,964	7,490	(24,133)

Expenses:
Consulting services	9,255	9,251	—
Consulting services — related party	163,723	29,000	—
Professional fees	158,169	79,189	328,347
Salaries and benefits	134,900	160,779	92,540
Depreciation and amortization	40,810	27,925	2,755
(Gain) loss on assets held for sale	(174)	6,113	—
(Gain) loss on extinguishment of debt	—	(80,021)	43,056
Change in estimate of payroll tax and sales tax liabilities	(159,994)	(90,480)	—
Impairment of goodwill	1,765,493	—	—
Impairment of fixed and intangible assets	47,409	4,177	—
Settlement of dispute	22,000	—	—
Gain on settlement of accounts payable	—	—	(140,525)
Other general and administrative expenses	24,571	41,902	34,903

Total expenses	2,206,162	187,835	361,076

Net operating loss	(2,202,198)	(180,345)	(385,209)

Other income (expense):
Other income — related party	5,839	—	—
Interest income (expense), net	26,053	11,350	(73,276)

Net loss	$(2,170,306)	$(168,995)	$(458,485)

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(3,000,000)	—

Net loss attributable to common stockholders	$(2,170,306)	$(3,168,995)	$(458,485)

Weighted average number of common shares outstanding — basic and fully diluted	495,034	474,807	324,105

Basic and diluted loss per common share attributable to common stockholders	$(4.38)	$(6.67)	$(1.41)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

PREDECESSOR PERIOD:

Balance, December 31, 2005	324,105	$324	$7,013,205	$(9,087,201)	$(2,073,672)

Share-based compensation	—	—	3,410	—	3,410
Imputed interest on notes payable from stockholders	—	—	9,370	—	9,370
Settlements	108,662	109	(109)	—	—
Shares issued for conversion of notes payable	42,040	42	636,598	—	636,640
Net loss	—	—	—	(458,485)	(458,485)

Balance, June 7, 2006	474,807	475	7,662,474	(9,545,686)	(1,882,737)

SUCCESSOR PERIOD:

Equity adjustments related to push-down accounting	—	—	(7,757,088)	9,545,686	1,788,598
Deemed contribution for services provided by stockholder	—	—	29,000	—	29,000
Net loss	—	—	—	(168,995)	(168,995)

Balance, December 31, 2006	474,807	475	(65,614)	(168,995)	(234,134)

Shares issued for acquisition of assets	60,514	60	151,226	—	151,286
Deemed contribution for services provided by stockholder	—	—	42,000	—	42,000
Deemed distribution to stockholder	—	—	(48,510)	—	(48,510)
Net loss	—	—	—	(2,170,306)	(2,170,306)

Balance, December 31, 2007	535,321	$535	$79,102	$(2,339,301)	$(2,259,664)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
		2006
		(see Note 4)
		Successor	Predecessor
	2007	June 8 - December 31	January 1 - June 7

Cash flows from operating activities
Net loss	$(2,170,306)	$(168,995)	$(458,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,810	27,925	2,755
Non-cash interest expense	—	—	12,353
Non-cash stock compensation	—	—	3,410
Non-cash consulting fees — related party	42,000	29,000	—
(Gain) loss on sale and disposal of assets held for sale	(174)	6,113	—
(Gain) loss on extinguishment of debt	—	(80,021)	43,056
Change in estimate of payroll and sales tax liabilities	(159,994)	90,480	—
Impairment of goodwill	1,765,493	—	—
Impairment of fixed and intangible assets	47,409	4,177	—
Changes in assets and liabilities:
Accounts receivable	3,103	(2,678)	(4,000)
Prepaid expenses and other current assets	(174)	31,988	(26,000)
Accounts payable	2,474	(528,193)	61,233
Accrued liabilities	(31,613)	(421,277)	65,162

Net cash used in operating activities	(460,972)	(1,011,481)	(300,516)

Cash flows from investing activities
Purchase of fixed assets	(5,336)	(26,255)	(2,476)
Proceeds from the sale of fixed assets	3,536	37,091	—

Net cash (used in) provided by investing activities	(1,800)	10,836	(2,476)

Cash flows from financing activities
Cash overdraft	—	—	2,951
Payments on notes payable	—	(628,149)	(18,606)
Proceeds from notes payable — related party	—	—	347,000
Proceeds from issuance of Series A convertible preferred stock	—	2,653,000	—

Net cash provided by financing activities	—	2,024,851	331,345

Net (decrease) increase in cash	(462,772)	1,024,206	28,353
Cash — beginning	1,052,559	28,353	—

Cash — ending	$589,787	$1,052,559	$28,353

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Supplemental non-cash investing and financing activities:

Number of shares issued for settlement / termination of agreements	—	—	108,662
Value of shares issued for settlement / termination of agreements	$—	$—	$1,521,268

Number of shares issued for conversion of notes payable	—	—	42,040
Value of shares issued for conversion of notes payable	$—	$—	$636,640

Number of shares issued for acquisition of assets	60,514	—	—
Value of shares issued for acquisition of assets	$151,286	$—	$—

Number of Series A shares issued for conversion of note payable	—	508,040	—
Value of Series A shares issued for conversion of note payable	$—	$347,000	$—
See accompanying notes to consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 1 — HISTORY, ORGANIZATION AND DESCRIPTION OF THE BUSINESS OF THE COMPANY
Immediatek was originally organized August 6, 1998, under the laws of the State of Nevada, as Barrington Laboratories, Inc. On December 18, 2000, Barrington Laboratories, Inc. amended its Articles of Incorporation to rename the company ModernGroove Entertainment, Inc. ModernGroove Entertainment, Inc. then operated as a developer of software for the home television-based entertainment industry.
On September 18, 2002, ModernGroove Entertainment, Inc. combined by “reverse-merger” with Immediatek, Inc., a Texas corporation. On November 5, 2002, ModernGroove Entertainment, Inc. amended its Articles of Incorporation to rename the company Immediatek, Inc., or Immediatek, and the prior business of ModernGroove Entertainment, Inc. was discontinued.
Immediatek, Inc., a Texas corporation, was organized March 1, 2002 under the laws of the State of Texas. Upon completion of the reverse merger, the Texas corporation was dissolved.
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
On June 8, 2006, Immediatek issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto. As a result, a change in control of Immediatek occurred because Radical Holdings LP became the beneficial owner of 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek (See “Note 3 — Change in Control and Series A Convertible Preferred Stock”).
As of October 1, 2007, Immediatek ceased retail sales of DiscLive products in conjunction with its decision not to further pursue that line of business. As previously disclosed, management commenced an evaluation of the DiscLive business and its prospects in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of Immediatek’s stockholders.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc., or IMKI Ventures. IMKI Ventures acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, RadicalBuy is available on the social networking site Facebook.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Going Concern: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 5 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing during 2008, when required, could have a material adverse effect on the operations and financial condition of the Company.
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Certain accounts have been reclassified to conform to the current period’s presentation.
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
The Company is subject to a number of risks and can be affected by a variety of factors. For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	our inability to continue as a going concern;

•	our history of losses, which are likely to continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	difficulties in developing and marketing new products;

•	inability to locate lines of business to acquire or, if acquired, to integrate them;

•	inability to execute our growth and acquisition strategy;

•	dependence on third-party contractors and third-party platforms and websites; and

•	changes in conditions affecting the economy generally.
Business Segments: Prior to August 31, 2007, the Company primarily operated only in one segment, the production and sale of live recordings of events. On August 31, 2007, IMKI Ventures, a newly created, wholly-owned subsidiary of the Company, acquired certain assets that it used to launch a new business on October 23, 2007. On October 1, 2007, DiscLive ceased retail sales of its products in connection with its determination not to further pursue the production and sale of live event recordings. Accordingly, going forward, the Company anticipates that it will primarily operate in the e-commerce line of business. The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information.
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

Fixed Assets: At December 31, 2007 and 2006, fixed assets are stated at their estimated fair market value (determined June 8, 2006), less depreciation and plus additions (valued at cost) from June 8, 2006. The June 8, 2006 valuation of the fixed assets was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 -New Basis of Accounting” below for a more detailed discussion. The following table summarizes the estimated remaining useful lives of fixed assets of the Company:

Estimated
Remaining
Useful Lives

Computer equipment	14 - 41 months
Office furniture and equipment	17 - 26 months
The following table summarizes the fixed assets of the Company at December 31, 2007 and 2006:

	2007	2006

Computer equipment	$23,808	$36,133
Recording equipment	—	89,259
Office furniture and equipment	3,605	9,036

	27,413	134,428
Less accumulated depreciation	(14,183)	(18,909)

Fixed assets, net	$13,230	$115,519

Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense totaled $30,982 and $24,055 for the years ended December 31, 2007 and 2006, respectively.
Capitalized Website Development Costs: The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force, or EITF, Issue No. 00-02, Accounting for Website Development Costs. Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. The RadicalBuy software platform was placed into service during the fourth quarter of 2007. As of December 31, 2007, the Company had $94,150 of capitalized website development costs and related accumulated amortization of $4,708. The Company began amortizing the capitalized website development costs upon deployment in October 2007 over its estimated useful life of 60 months.
Assets Held for Sale: We accounted for the assets held for sale, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). In accordance with SFAS 144, the net assets held for sale are recorded on our Consolidated Balance Sheets at the lower of carrying value or fair value less costs to sell. As of December 31, 2007, we have identified non-essential assets with a net book value of $68,304 to be held for sale. This is primarily a result of discontinuing the DiscLive operation. The specialized nature of the DiscLive operation may make these assets difficult to market. We are searching for opportunities to dispose of these assets.

Intangible Assets: At December 31, 2006, intangible assets were stated at their estimated fair market value (determined June 8, 2006), less amortization from June 8, 2006 to December 31, 2006. The June 8, 2006 valuation of intangibles was completed in connection with the “push down” accounting performed as a result of the change in control of the Company. See “Note 4 —New Basis of Accounting” below for a more detailed discussion. The following table summarizes the intangible assets of the Company at December 31, 2006:

			Net Book
	Gross		Value at
	Carrying	Accumulated	December
	Amount	Amortization	31, 2006

Trade name and trademarks	$29,100	$3,266	$25,834
Covenants not-to-compete	8,845	2,481	6,364

Total intangible assets	$37,945	$5,747	$32,198

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
During 2007, the Company determined that its intangible assets were fully impaired. Accordingly, during 2007 the Company recorded an impairment charge of $27,077.
Impairment of Fixed and Intangible Assets: The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 2007 and 2006, the Company recorded an impairment of fixed and intangible assets in the amount of $47,409 and $4,177, respectively.
Goodwill: Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. If indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of goodwill impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis. During the second quarter of 2007 we performed our annual impairment test of goodwill and determined that goodwill was fully impaired. Accordingly, we recorded an impairment charge for goodwill of $1,765,493.
Convertible Securities: From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.
New Basis of Accounting: In accordance with EITF D-97, Push Down Accounting, as a result of the change in control of us that occurred on June 8, 2006, we applied “push down” accounting, which requires that the proportionate basis of the assets acquired and liabilities assumed be “pushed down” to us based upon their estimated fair market values. We made estimates and judgments in determining the fair value of the acquired assets and liabilities. We based our determination on independent appraisal reports, as well as our internal judgments based upon the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

Revenue Recognition: DiscLive primarily delivered products sold by it through shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event. Pursuant to EITF 00-10, Accounting for Shipping and Handling Fees and Costs, we included all shipping and handling fees charged to our customers in gross revenue. All actual costs incurred by us for shipping and handling were immaterial in nature and were included as direct costs of revenue.
With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. As of December 31, 2007, revenues generated from RadicalBuy have been minimal.
Stock-Based Compensation: Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share Based Payment (“SFAS 123R”). The Company adopted SFAS 123R using the modified prospective method. The adoption of SFAS 123R did not impact the Company’s stock-based compensation expense for 2007 and 2006. The Company recognizes stock-based compensation expense on a straight-line basis over the period the award is earned by the employee.
Net Loss per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock and Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at December 31, 2007, and options to purchase 1,625 shares of common stock, warrants to purchase 37,425 shares of common stock and Series A Convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at December 31, 2006, were not included in the computation of diluted loss per share, as the effect of including the options, warrants and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Income Taxes: The Company follows SFAS 109, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
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

Recently Adopted Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007.
In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned January 1, 2009 adoption of the remainder of the standard.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.
NOTE 3 — CHANGE IN CONTROL AND SERIES A CONVERTIBLE PREFERRED STOCK
In accordance with the Securities Purchase Agreement, as amended, by and among the Company, Radical Holdings LP and the other parties thereto, the Company issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock, on June 8, 2006. The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible at any time into that aggregate number of full shares of Company common stock representing 95% of the total common stock outstanding after giving effect to the conversion.
A holder of a share of Series A Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of shares of Series A Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A Convertible Preferred Stock held by that holder could be converted. As of March 26, 2008, Radical Holdings LP beneficially owned 97.1% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company. Accordingly, a change in control of the Company occurred on June 8, 2006, resulting in a new basis of accounting (See “Note 4 — New Basis of Accounting”).

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
If the legally available funds and assets of the Company are insufficient to pay the holders of shares of the Series A Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Convertible Preferred Stock and the holders of capital stock of the Company that are on parity with the Series A Convertible Preferred Stock will share ratably in any distribution of the remaining legally available funds and assets of the Company.
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
(b) reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on parity with, the Series A Convertible Preferred Stock;
(c) authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);
(d) merge or consolidate with or into any corporation or other person;
(e) sell all or substantially all of their respective assets in a single transaction or series of related transactions;
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
Board of Directors. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on our board of directors and those of our subsidiaries. If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of our or our subsidiaries’ board of directors and their respective committees.
Registration and Other Rights. The Investor’s Rights Agreement grants Radical Holdings LP certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected.
Classification. Since the redemption right with respect to the Series A Convertible Preferred Stock is conditional, the Series A Convertible Preferred Stock is not a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but should be classified as equity. Based on the guidance in EITF D-98, Classification and Measurement of Redeemable Securities, however, the Series A Convertible Preferred Stock is classified outside of permanent stockholders’ equity. Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical Holdings LP controls over 50% of the voting securities of the Company since the Series A Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote. Therefore, Radical Holdings LP would be able to control a vote to redeem the Series A Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.
NOTE 4 — NEW BASIS OF ACCOUNTING
In accordance with EITF D-97, Push Down Accounting, as a result of the change in control of the Company by virtue of the purchase of the Series A Convertible Preferred Stock by Radical Holdings LP, the Company “pushed down” this new basis to a proportionate amount of its underlying assets and liabilities acquired based on the estimated fair market values of the assets and liabilities. The primary changes to the balance sheet resulting from the “push down” were:
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
NOTE 5 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of December 31, 2007, the Company had an accumulated deficit of $2,339,301. The accumulated deficit balance represents 572 days of activity (number of days elapsed since the new basis of accounting was established), including gains on extinguishment of debt, change in the estimate of certain payroll and sales tax liabilities and the impairment of goodwill, intangibles and tangible assets of $80,021, $250,474 and $1,817,079, respectively, and, therefore, is not indicative of expected future results. Prior to the new basis of accounting, the Company had an accumulated deficit of $9,545,686. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
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
As of December 31, 2007, we had $589,787 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the second quarter of 2008. At the end of the second quarter of 2008, we anticipate that our operating activities will not generate sufficient cash to fund our future operations and that we will be required to seek additional funds at that time.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of the second quarter of 2008. No assurances, however, can be given that those opportunities can be realized upon, if available.
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

NOTE 6 — ACQUISITION OF ASSETS
On August 31, 2007, IMKI Ventures, a newly formed, wholly-owned subsidiary of the Company, consummated the acquisition of the following assets from Radical Holdings LP pursuant to that certain Asset Purchase Agreement, dated August 31, 2007, by and among the Company, IMKI Ventures and Radical Holdings LP:
•	an e-commerce website under development and its related databases, domain names and applications;

•	computer hardware, which includes two servers; and

•	computer software.
Prior to the consummation of the Asset Purchase Agreement, Radical Holdings LP beneficially owned 114,954 shares of Company common stock and was the sole stockholder of the Series A Convertible Preferred Stock of the Company, or the beneficial owner of 96.2% of the outstanding voting power of the Company. Since the Company acquired the assets from an entity that is under common control with the Company, the Company carried over the historical cost basis of the assets. The historical cost basis of the assets was $102,775. As consideration for these assets, the Company issued Radical Holdings LP 60,514 shares of Company common stock with a fair value on the date of issuance of $151,286. The difference between the cost basis of the assets and the fair value of the consideration paid of $48,510 was recorded as a deemed distribution to Radical Holdings LP.
NOTE 7 — STOCKHOLDERS’ DEFICIT
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
On August 31, 2007, the Company issued 60,514 shares of Company common stock to Radical Holdings LP. The shares of Company common stock were issued in accordance with an Asset Purchase Agreement (See “Note 6 — Acquisition of Assets” above).

NOTE 8 — WARRANTS AND STOCK OPTIONS
Warrants to purchase the Company’s common stock:
The following table summarizes information with respect to warrants for the years ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
	Number of Shares	Average Exercise	Number of Shares	Average Exercise
	Underlying Warrants	Price	Underlying Warrants	Price

Balance, January 1	37,425	$23.28	38,759	$23.51
Warrants granted	—	—	—	—
Warrants expired	(37,425)	23.28	(1,334)	30.00
Warrants exercised	—	—	—	—

Balance, December 31	—	$—	37,425	$23.28

Exercisable, December 31	—	$—	37,425	$23.28

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
The following table summarizes the information with respect to stock options for the years ended December 31, 2007 and 2006:

	2007		2006
	Number of Shares	Weighted	Number of Shares
	Underlying Stock	Average Exercise	Underlying Stock	Weighted Average
	Options	Price	Options	Exercise Price

Balance, January 1	1,625	$15.00	11,000	$35.45
Stock options granted	—	—	—	—
Stock options expired	—	—	9,375	39.00
Stock options exercised	—	—	—	—

Balance, December 31	1,625	$15.00	1,625	$15.00

Exercisable, December 31	1,625	$15.00	1,625	$15.00

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
		Shares	Average	Weighted	Shares	Weighted
	Range of	Underlying	Remaining	Average	Underlying	Average
	Exercise	Options	Contractual	Exercise	Options	Exercise
Date	Prices	Outstanding	Life	Price	Exercisable	Price

December 31, 2007	$15.00	1,625	0.4 years	$15.00	1,625	$15.00

NOTE 9 — ACCOUNTS PAYABLE
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
NOTE 10 — ACCRUED LIABILITIES
On July 17, 2007, the Company paid $21,266 in penalties and interest to the United States Treasury for payroll taxes that previously were not paid timely. Accordingly, based on this information, the Company revised its estimate of the amount that would be assessed for penalties and interest and reduced its payroll tax liability by $159,994 during the twelve months ended December 31, 2007.
Accrued liabilities include estimated amounts payable for sales tax and payroll tax. During 2005, we accrued amounts for unpaid royalties, mechanicals, sales taxes and payroll taxes, among others. As a result of settlements during 2006 and changes in estimates based upon further information, we wrote-off certain amounts of those accruals, primarily sales taxes ($15,017) and payroll taxes ($75,463).
For the post-push down period from June 8 to December 31, 2006, $80,021 was recorded as a gain on extinguishment of debt. This gain related to the conversion of certain notes payable into Company common stock upon consummation of the Radical Holdings LP transaction and the settlement of accrued interest related to converted or repaid notes payable.
NOTE 11 — RELATED PARTY TRANSACTIONS
Management Services Agreement: On February 23, 2007, but effective as of January 1, 2007, we, together with DiscLive, entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us and DiscLive, including, among others, legal, financial, marketing and technology. These services are provided to DiscLive and us at a cost of $3,500 per month; however, we are not be required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 and the date on which Radical Holdings LP, it successors or their respective affiliates cease to be beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. DiscLive and we also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.
Asset Purchase Agreement: On August 31, 2007, IMKI Ventures, a newly formed, wholly-owned subsidiary of the Company, consummated the acquisition of certain assets from Radical Holdings LP pursuant to that certain Asset Purchase Agreement, dated August 31, 2007, by and among the Company, IMKI Ventures and Radical Holdings LP (See “Note 6 — Acquisition of Assets”).
Services Agreement: On September 1, 2007, Immediatek entered into a Services Agreement with Radical Incubation LP. Pursuant to this Services Agreement, Radical Incubation LP assisted Immediatek in developing, servicing, improving and operating the RadicalBuy assets the Company acquired from Radical Holdings LP. This agreement was amended on November 30, 2007 and, as amended, terminated by its own terms on December 31, 2007. The Services Agreement was in addition to the Management Services Agreement that the parties entered into in February 2007.

Office Space: On February 28, 2008, we entered into a letter agreement amending our Sublease with HDNet LLC for our current office space. The letter agreement extends the term of the Sublease until December 31, 2009. The rent is $900 per month, utilities included. We sublease from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007. On February 28, 2008, we entered into a letter agreement amending our sublease to extend the term until December 31, 2009. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. As of December 31, 2007, future minimum lease payments required are $10,800 each year for 2008 and 2009.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc.
NOTE 12 — INCOME TAXES
While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock. The Company believes that the use of loss carryforwards generated prior to the issuance and sale of the Series A Convertible Preferred Stock will be limited to approximately $133,000 per year for the next 19 years. Future benefits, if any, derived from the use of these loss carryforwards will be applied first to reduce to zero any goodwill resulting from the transaction, second to reduce to zero other non-current intangible assets related to the transaction and, third, to reduce income tax expense. The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carryforwards in future periods.
The following table presents the components of the deferred tax asset and liabilities:

	2007	2006
Deferred Tax Asset:
Net operating loss — acquired	$817,020	$1,013,799
Net operating loss — successor	367,875	213,134
State tax credit	153,029	—
Amortization	60,501	66,523
Valuation allowance	(1,392,791)	(1,281,538)

Deferred tax asset, net	$5,634	$11,918

Deferred Tax Liability:
Depreciation	5,634	11,918

Deferred tax liability	$5,634	$11,918

Net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes. The sources and tax effects of the differences are as follows for the years ended December 31, 2007 and 2006:

	2007	2006

Income tax benefit at statutory rate	$(737,904)	$(219,618)

Permanent differences	614,548	104,111
State income taxes, net of federal benefit	—	(18,636)
Expiration of NOL	90,780	—
Reduction of NOL due to change in control	—	322,776
Increase in book basis of certain assets as a result of change in control	—	72,773
Change in state tax rate	(15,209)	—
Change in valuation allowance	111,253	(469,318)
Prior year differences	(57,571)	152,567
Other	(5,897)	55,345

	$—	$—

The state tax rate changed during the current year due to the newly enacted Texas Margin Tax which imposes a 1% tax on revenues, less certain costs, generated from Texas activities. The legislation also provides a temporary credit for Texas business carryovers existing through 2006 to be utilized to offset the Texas Margin Tax.
NOTE 13 — SUBSEQUENT EVENTS
Addition of employees: On January 1, 2008, Darin Divinia, who had served as the President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively, since July 16, 2007, became an employee of Immediatek and began having his compensation directly paid by Immediatek. Mr. Divinia’s services as President, Chief Executive Officer and Secretary of Immediatek and DiscLive from July 16, 2007 were previously included, and compensated for, under the Management Services Agreement among Immediatek, DiscLive and Radical Incubation LP. Accordingly, Immediatek did not directly compensate Mr. Divinia for those services. Also on January 1, 2008, Steve Watkins, the secretary of IMKI Ventures, and Adam Greenspan, the Creative Director of IMKI Ventures became employees of Immediatek. Messrs. Divinia and Watkins previously provided certain additional services to Immediatek pursuant to the Services Agreement between Immediatek and Radical Incubation LP, which agreement terminated by its own terms on December 31, 2007.
Resignation and Appointment of Officers and Directors: Effective January 15, 2008, Corey Prestidge resigned as a director of Immediatek. On that date, the board of directors of Immediatek appointed Robert Hart to fill the vacancy created by the resignation of Mr. Prestidge. Mr. Hart is serving for the unexpired term. Additionally, on January 15, 2008, Darin Divinia resigned as Secretary of Immediatek and DiscLive, and the respective boards of directors of Immediatek and DiscLive appointed Mr. Hart as Secretary. Further, on January 15, 2008, Steve Watkins resigned as Secretary of IMKI Ventures and the board of directors of IMKI Ventures appointed Mr. Hart as Secretary. Messrs. Divinia and Watkins continue to serve Immediatek and its subsidiaries in their other current roles.
Office Space: On February 28, 2008, we entered into a letter agreement amending our Sublease with HDNet LLC for our current office space. The letter agreement extends the term of the Sublease until December 31, 2009. The rent is $900 per month, utilities included.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc.

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

4.3
Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.1
First Amendment to Asset Purchase Agreement, executed as of February 28, 2006, but effective as of February 28, 2005, by and between the Registrant and Moving Records, LLC (filed as Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.2
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

10.4
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

Exhibit
Number	Description of Exhibit

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

10.8
First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Jess Morgan & Company (filed as Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.9
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

10.11
First Amendment to Agreement, Settlement and Release, dated as of March 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.12
Second Amendment to Agreement, Settlement and Release, dated as of May 15, 2006, by and between the Registrant and Phil McMorrow (filed as Exhibit 10.9.3 to the Registrant’s Quarterly Report on Form
10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.13
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

10.15
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

10.17
Waiver and Release, dated as of February 1, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.18
First Amendment to Waiver and Release, dated March 17, 2006, by and between the Registrant and Gary Blum (filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.19
Form of Agreement of Waiver by and between the Registrant and stockholders of the Registrant (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.20
Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Zach Bair (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.21
Agreement of Waiver, dated as of May 1, 2006, but effective as of January 24, 2006, by and between the Registrant and Paul Marin (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2005 (filed on May 11, 2006) and incorporated herein by reference).

10.22
Investor’s Rights Agreement, dated as of June 8, 2006, by and among the Registrant, Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.23
Employment, Confidential Information and Invention Assignment Agreement, dated as of April 3, 2006, by and between DiscLive, Inc. and Travis Hill (filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2006 (filed on August 14, 2006) and incorporated herein by reference).

10.24
Stock Purchase Agreement, dated October 13, 2006, by and among the Registrant, Radical Holdings LP and Zach Bair (filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.25
Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.26
Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.27
Services Agreement, dated as of May 10, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2007 (filed on May 14, 2007) and incorporated herein by reference).

10.28
Agreement of Mutual Termination of Services Agreement, dated as of July 5, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form
10-QSB for quarter ended June 30, 2007 (filed on August 14, 2007) and incorporated herein by reference).

10.29
Asset Purchase Agreement, dated as of August 31, 2007, by and among the Registrant, IMKI Ventures, Inc. and Radical Holdings LP (filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.30
Services Agreement, dated September 1, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.31
First Amendment to Services Agreement, dated November 30, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference).

10.32*	Summary of verbal arrangement for compensation for Darin Divinia (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.33*	Summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.34*
Updated summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008 and incorporated herein by reference).

10.35
Agreement for Project Staffing Services, dated February 28, 2008, by and between Immediatek, Inc. and HDNet Fights, Inc (filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.36
Letter agreement, dated February 28, 2008, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

14.1**	Immediatek, Inc. Code of Business Conduct and Ethics.

Exhibit
Number	Description of Exhibit

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.