Form 10-Q
period 2008-03-31
IMMEDIATEK INC
filed 2008-05-15
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-26073
IMMEDIATEK, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

320 South Walton Dallas, Texas	75226

(Address of principal executive offices)	(Zip code)
(214) 744-8801
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 15, 2008, the issuer had 535,321 shares of common stock outstanding.

IMMEDIATEK, INC.

i

INTRODUCTION
Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to the “Company,” “Immediatek,” “DiscLive,” “IMKI Ventures,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiaries, DiscLive, Inc. or IMKI Ventures, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc. or IMKI Ventures, Inc.
TRADEMARKS AND SERVICE MARKS
This Quarterly Report on Form 10-Q contains registered trademarks and servicemarks owned or licensed by entities and persons other than us.
MARKET AND INDUSTRY DATA AND FORECASTS
Market and industry data and other statistical information and forecasts used throughout this Quarterly Report on Form 10-Q are based on independent industry publications, government publications and reports by market research firms or other published independent sources. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the materials incorporated by reference into this Quarterly Report on Form 10-Q include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Quarterly Report on Form 10-Q that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
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
For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission, or SEC, on March 28, 2008.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Immediatek, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$348,986	$589,787
Accounts receivable (including $7,525 due from a related party at March 31, 2008)	7,578	3,575
Prepaid expenses and other current assets	12,572	3,088

Total current assets	369,136	596,450

Fixed assets, net	10,675	13,230
Capitalized website development costs, net	84,735	89,442
Assets held for sale	68,252	68,304

Total Assets	$532,798	$767,426

Liabilities, Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $0 and $23,976 due to related parties at March 31, 2008 and December 31, 2007, respectively)	$60,049	$24,026
Accrued liabilities	4,860	3,064

Total current liabilities	64,909	27,090

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at March 31, 2008 and December 31, 2007; redemption/liquidation value of $3,000,000	3,000,000	3,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 535,321 shares issued and outstanding at March 31, 2008 and December 31, 2007	535	535
Additional paid in capital	89,602	79,102
Accumulated deficit	(2,622,248)	(2,339,301)

Total stockholders’ deficit	(2,532,111)	(2,259,664)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$532,798	$767,426

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Revenues, net	$—	$13,603
Cost of sales	—	12,114

Gross margin	—	1,489

Expenses:

Consulting services	13,100	2,474
Consulting expense — related party	10,500	10,500
Professional fees	86,182	53,652
Salaries and benefits	159,703	65,778
Depreciation and amortization	7,262	12,375
(Gain) loss on sale of assets held for sale	(687)	1,080
Other general and administrative expenses	15,207	11,953

Total expenses	292,864	157,812

Net operating loss	(292,864)	(156,323)

Other income:
Other income — related party	7,525	—
Interest income	2,392	8,026

Net loss	$(282,947)	$(148,297)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	474,807

Basic and diluted loss per common share	$(0.53)	$(0.31)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(282,947)	$(148,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,262	12,375
Consulting fees — related party	10,500	10,500
(Gain) loss on sale and disposal of assets held for sale	(687)	1,080
Changes in operating assets and liabilities:
Accounts receivable	(4,003)	5,702
Prepaid expenses and other current assets	(9,485)	1,412
Accounts payable	36,023	19,508
Accrued liabilities	1,796	6,922

Net cash used in operating activities	(241,541)	(90,798)
Cash flows from investing activities
Purchase of fixed assets	—	(3,549)
Proceeds from the sale of assets held for sale	740	—

Net cash provided by (used in) investing activities	740	(3,549)

Net decrease in cash	(240,801)	(94,347)
Cash at the beginning of the period	589,787	1,052,559

Cash at the end of the period	$348,986	$958,212

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
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
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is an online marketplace that, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission and enables sellers to list their items across various internet platforms such as their Facebook® page, MySpace® page, blog or personal web page.
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 3 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing during 2008, when required, could have a material adverse effect on the operations and financial condition of the Company.
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and formatted disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. These condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.
The Company’s condensed consolidated balance sheet at March 31, 2008 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2008
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
Net Loss per Share: Net loss attributable to common stockholders was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Options to purchase 1,625 shares of common stock and Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at March 31, 2008, were not included in the computation of diluted loss per share, as the effect of including the options and Series A Convertible Preferred Stock in the calculation would be anti-dilutive. Options to purchase 1,625 shares of common stock, warrants to purchase 3,500 shares of common stock and Series A convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at March 31, 2007 were not included in the computation of diluted loss per share as the effect of including the options and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recently Issued Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that this new pronouncement will not have an effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2008
(Unaudited)
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. The Company believes that this new pronouncement will not have an effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us beginning January 1, 2009. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.
NOTE 2 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of March 31, 2008, the Company had an accumulated deficit of $2,622,248 and during the three months ended March 31, 2008, the Company incurred a net loss of $282,947 and used cash in operations of $241,541. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
As of March 31, 2008, we had $348,986 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the third quarter of 2008. At the end of the third quarter of 2008, we anticipate that our operating activities will not generate sufficient cash to fund our future operations and that we will be required to seek additional funds at that time.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of the third quarter of 2008. No assurances, however, can be given that those opportunities can be realized upon, if available.
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

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2008
(Unaudited)
NOTE 3 — RELATED PARTY TRANSACTIONS
Office Space: On February 28, 2008, we entered into a letter agreement amending our Sublease with HDNet LLC, an affiliate of Radical Holdings LP, for our current office space. The letter agreement extends the term of the Sublease until December 31, 2009. The rent is $900 per month, utilities included. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. Total revenue from this agreement was $7,525 during the three months ended March 31, 2008. Amounts due to the Company from HD Net Fights, Inc. totaled $7,525 at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes accompanying those financial statements, which are included in this Quarterly Report on Form 10-Q. MD&A includes the following sections:
•	Recent Developments — a description of important events that have recently occurred.

•	Our Business — a general description of our business, our objectives, our areas of focus and the challenges and risks of our business.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations for the periods presented in this Quarterly Report on Form 10-Q.

•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows and debt and contractual obligations; and an overview of our financial condition.
Recent Developments
Action by written consent in lieu of annual meeting. By written consent, dated April 18, 2008, Radical Holdings LP, the holder of 97.1% of our outstanding voting stock authorized or approved the following actions: the election of Darin Divinia and Robert Hart as directors for one year terms; and the ratification of the appointment of KBA Group LLP as our independent registered public accounting firm.
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

Using RadicalBuy, sellers can list an item and have it visible to all Facebook users instantly. RadicalBuy takes advantage of the social networks that Facebook is built on to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues. Additionally, users are able to list their RadicalBuy items on additional platforms, such as their MySpace page, blog or personal web page, using a “widget” that is currently available from our RadicalBuy website.
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
History of Operating Losses
The following table presents our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net loss	$(282,947)	$(148,297)
Net cash used in operating activities	$(241,541)	$(90,798)
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
We funded our operations during the three months ended March 31, 2008, primarily from the proceeds generated by the sale of the Series A Convertible Preferred Stock in 2006.
Our Objectives
At this time, our primary objectives are to successfully launch the other planned applications and features we have for RadicalBuy and grow its user base and transaction volume.
Areas of Focus
RadicalBuy — Successful Roll-Out and Improvements. Our current primary focus is launching the other planned aspects of RadicalBuy, which includes additional features for the website and other revenue generating features. We are attempting to create a website that is a full-service online marketplace. We anticipate launching additional features for the website in the third quarter of 2008. In tandem with the roll-out of the website and additional features, we will continue to focus on refining and improving the applications previously launched.
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
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 14).
Utilizing Funds on Hand in a Manner that is Accretive. If we do not manage our assets aggressively and apply the available capital judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
Dependence on Third-Party Platforms. Currently, RadicalBuy is highly dependent on the Facebook platform. Any change, or issues related to that platform will likely affect us, as well. We are constantly monitoring that platform in order to be able to plan and take appropriate actions in the event that we are affected.
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
Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Long-Lived Assets. We have certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement. During the three months ended March 31, 2008, there was no impairment of long-lived assets.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	Revenue Recognition. With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. DiscLive primarily delivered products sold by it through shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event.
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 1 — Summary of Significant Accounting Policies and Procedures” commencing on page 5.
Recent Accounting Standards and Pronouncements
Refer to “Note 1 — Summary of Significant Accounting Policies and Procedures” accompanying the consolidated financial statements commencing on page 5 for a discussion of recent accounting standards and pronouncements.
Operations Review
The Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	For the Three Months Ended March 31,		2008 vs. 2007
	2008	2007	Change	% Change
	(unaudited)	(unaudited)

Revenues	$—	$13,603	$(13,603)	(100)%
Cost of revenues	—	12,114	(12,114)	(100)

Gross margin	—	1,489	(1,489)	(100)%
Gross margin percentage	0%	11%

Consulting expense — related party	13,100	2,474	10,626	430
Professional fees	86,182	53,652	32,530	61
Salaries and benefits	159,703	65,778	93,925	143
Non-cash consulting expense	10,500	10,500	—	—
Depreciation and amortization	7,262	12,375	(5,113)	(41)
(Gain) loss on sale and disposal of assets held for sale	(687)	1,080	(1,767)	(164)
Other general and administrative expenses	16,804	11,953	4,851	41%

Net operating loss	$(292,864)	$(156,323)	136,541	87%
Other income (expense):
Other income — related party	7,525	—	7,525	100
Interest income	2,392	8,026	(5,634)	(70)

Net loss	$(282,947)	$(148,297)	134,650	91%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	474,807	60,514	13%

Basic and diluted loss per common share	$(0.53)	$(0.31)	$0.22	69%

Revenues. The decrease in revenues is attributable to the discontinuation of the DiscLive business. No live events were recorded and there were no product sales, during the three months ended March 31, 2008. As of March 31, 2008, revenues generated from RadicalBuy have been minimal.
We expect revenues for the remainder of 2008 to increase as we continue to implement RadicalBuy and attract users. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
Cost of Revenues. Costs of revenues decreased due to the discontinuation of DiscLive operations. We anticipate that costs of revenues will increase proportionately with revenues in regards to RadicalBuy. Cost of revenues consists principally of merchant fees, which we believe will initially increase proportionately with revenue.
Consulting Services. Costs for consulting services increased during the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007, due to the retention of an outside consultant related to the launch of a feature on our website. We expect that consulting services expense should decrease for the 2008 fiscal year compared to the 2007 fiscal year as the services of Darin Divinia, Steve Watkins and Adam Greenspan will no longer be provided through a management services agreement. These individuals became employees of the Company in January of 2008.
Professional Fees. The increase in professional fees for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007, is attributable to higher professional fees incurred in connection with increases in audit fees, legal fees and other professional fees incurred as we attempt to expand our operations.
Salaries and Benefits. The increase in salaries and benefits expense for the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007, is attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the three month period ended March 31, 2008, we earned $7,525 under this agreement.
Interest Income. Interest income decreased during the three months ended March 31, 2008, as compared to the same period in 2007, due to decreased cash balances.
Other General and Administrative Expense. General and administrative expense increased for the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007. The difference was a result of supplies purchased in support of the RadicalBuy application.
Liquidity and Capital Resources and Financial Position
General
As of March 31, 2008, we had $348,986 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the third quarter of 2008. At the end of the third quarter of 2008, we anticipate that our operating activities will not generate sufficient cash to fund our future operations and that we will be required to seek additional funds at that time.
On October 1, 2007, we ceased retail sales of the DiscLive product after a comprehensive evaluation of the DiscLive business. On October 23, 2007, however, we launched RadicalBuy, a new online marketplace, and will direct our funds available to the operation and growth of that business. Our goal is to grow the use of RadicalBuy, which will generate revenue to support our operations. We intend to continue to improve and expand our website and roll-out other features to support its growth. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities.

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
Operating Activities. Cash used in operations was $241,541 in the three months ended March 31, 2008, as compared to $90,798 for the three months ended March 31, 2007. As of March 31, 2008, we had $348,986 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the third quarter of 2008. At the end of the third quarter of 2008, we anticipate that our operating activities will not generate sufficient cash to fund our future operations and that we will be required to seek additional funds at that time.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2008 was $740, as compared to $3,549 used in investing activities for the three months ended March 31, 2007.
Financing Activities. No cash was provided by financing activities for the three months ended March 31, 2008 or the three months ended March 31, 2007.
Indebtedness
At March 31, 2008, we did not have any outstanding indebtedness for borrowed money.
Contractual Obligations and Commercial Commitments
The following table highlights, as of March 31, 2008, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$18,900	$10,800	$8,100

Total:	$18,900	$10,800	$8,100

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
Liquidity
We currently believe that the funds received from the consummation of the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, will provide us with the necessary funds to operate our business until the third quarter of 2008. We had initially estimated that these funds would be available through the second quarter of 2008. Based upon the full operating results for the first quarter and the implementation of other cost-saving measures, we have revised our estimate to the third quarter of 2008. Because our main line of business, RadicalBuy, has a short operating history, we anticipate that our operating activities will not generate a material amount of cash in the near term. While we are undertaking various plans and measures, which we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we will be required to seek additional funds at the end of the third quarter of 2008 to fund our future operating activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our excess cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2008, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and president (our Principal Executive Officer and Principal Financial Officer) is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for us. Our existing disclosure controls and procedures were designed and implemented prior to the appointment of our current chief executive officer and president. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls and procedures quarterly on our Quarterly Reports on Forms 10-Q and annually on our Annual Reports on Forms 10-K. Factors that our chief executive officer and president reviewed and analyzed are as follows:
•	the timeliness of the disclosures made by us since the change in control of us and retention of new management personnel;

•	the effectiveness of our disclosure policy, which encourages open and timely disclosure of material events, and the procedures established to implement that policy;

•	the limited number of people within our organization, which provides for detail knowledge of our activities and issues, and the amount and pattern of communications among them;

•	the tone established for compliance with all disclosure requirements within our organization;

•	all constructive comments received from, or suggested by, legal counsel and investors concerning our disclosures and activities have been timely and adequately addressed;

•	management has addressed all disclosure issues encountered during the most recent year; and

•	our Code of Business Conduct and Ethics provides methods to report violations of our disclosure policies.
The effectiveness of our disclosure controls and procedures also was considered in light of the prior conclusion that we had ineffective internal controls over financial reporting, which conclusion was based in large part upon the restatement of our financial statements for the period ended June 30, 2006 and our limited number of personnel (see “Management’s Annual Report on Internal Control Over Financial Reporting” contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008). The chief executive officer and president considered the underlying reasons for the restatement, which were different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. In addition, we have a limited number of personnel within our organization, which we believe prevents us from meeting the criteria set forth by forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nevertheless, based upon a number of factors, including the revisions to our previously issued financial statements, our plan for remediation (as described below) and other procedures designed to assist us in ensuring the reliability of our financial statements, our management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.

Based upon the evaluation for the period ended March 31, 2008, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q (March 31, 2008), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.
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
PART II — OTHER INFORMATION
Item 6. Exhibits.
The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-B.

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Index