Form 10-Q
period 2008-06-30
IMMEDIATEK INC
filed 2008-08-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 14, 2008, the issuer had 535,321 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Immediatek, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash	$93,130	$589,787
Accounts receivable (including $11,529 due from a related party at June 30, 2008)	11,582	3,575
Prepaid expenses and other current assets	8,750	3,088

Total current assets	113,462	596,450

Fixed assets, net	88,430	102,672
Assets held for sale	68,252	68,304

Total Assets	$270,144	$767,426

Liabilities, Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $1,800 and $23,976 due to related parties at June 30, 2008 and December 31, 2007, respectively)	$2,026	$24,026
Accrued liabilities	2,392	3,064

Total current liabilities	4,418	27,090

Series A convertible preferred stock (conditionally redeemable); $0.001 par value; 4,392,286 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007; redemption/liquidation value of $3,000,000	3,000,000	3,000,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321 shares issued and outstanding at June 30, 2008 and December 31, 2007	535	535
Additional paid in capital	100,102	79,102
Accumulated deficit	(2,834,911)	(2,339,301)

Total stockholders’ deficit	(2,734,274)	(2,259,664)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$270,144	$767,426

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$—	$4,955	$—	$18,557
Cost of sales	—	8,037	—	20,151

Gross loss	—	(3,082)	—	(1,594)

Expenses:
General and administrative expenses	13,783	4,957	30,587	16,908
Consulting services	2,231	1,852	15,331	4,326
Professional fees	28,276	43,045	114,458	96,698
Salaries and benefits	155,564	37,246	315,267	103,024
Non-cash consulting expense — related party	10,500	10,500	21,000	21,000
Depreciation and amortization	6,980	12,364	14,242	24,739
(Gain) loss on sale of assets held for sale	—	2,092	(687)	3,172
Change in estimate of payroll tax liability	—	(159,994)	—	(159,994)
Impairment of goodwill and intangibles	—	1,792,570	—	1,792,570
Impairment of fixed assets	—	20,324	—	20,324
Settlement of dispute	—	22,000	—	22,000

Total operating expenses	217,334	1,786,956	510,198	1,944,767

Net operating loss	(217,334)	(1,790,038)	(510,198)	(1,946,361)

Other income (expense)
Other income — related party	4,004	5,839	11,529	5,839
Interest income	667	7,289	3,059	15,315

Net loss	$(212,663)	$(1,776,910)	$(495,610)	$(1,925,207)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	474,807	535,321	474,807

Basic and diluted loss per common share	$(0.40)	$(3.74)	$(0.93)	$(4.05)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(495,610)	$(1,925,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,242	24,739
Non-cash consulting expense — related party	21,000	21,000
(Gain) loss on sale of assets held for sale	(687)	3,172
Change in estimate of payroll tax liability	—	(159,994)
Impairment of goodwill and intangibles	—	1,792,570
Impairment of fixed assets	—	20,324
Changes in assets and liabilities:
Accounts receivable	(8,007)	2,527
Prepaid expenses and other current assets	(5,663)	2,864
Accounts payable	(22,000)	(10,837)
Accrued liabilities	(672)	38,541

Net cash used in operating activities	(497,397)	(190,301)

Cash flows from investing activities
Purchase of fixed assets	—	(3,549)
Proceeds from sale of fixed assets	740	—

Net cash provided by (used in) investing activities	740	(3,549)

Net decrease in cash	(496,657)	(193,850)
Cash — beginning	589,787	1,052,559

Cash — ending	$93,130	$858,709

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is an online marketplace that, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission and enables sellers to list their items across various internet platforms such as their Facebook® page, MySpace® page, blog or web page through the use of a “widget” that is currently available from our RadicalBuy website.
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing before 2009, when required, could have a material adverse effect on the operations and financial condition of the Company.
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
The Company’s condensed consolidated balance sheet at June 30, 2008 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months and three months ended June 30, 2008 and 2007 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at June 30, 2008, were not included in the computation of diluted loss per share, as the effect of including the Series A Convertible Preferred Stock in the calculation would be anti-dilutive. Options to purchase 1,625 shares of common stock, warrants to purchase 3,500 shares of common stock and Series A convertible Preferred Stock convertible into 9,021,333 shares of common stock outstanding at June 30, 2007 were not included in the computation of diluted loss per share as the effect of including the options, warrants and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recently Issued Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.
The partial adoption of SFAS 157-2 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157-2 relating to our planned December 31, 2008 adoption of the remainder of the standard.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is encouraged. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FAS 142-3 will have on our consolidated financial statements.
NOTE 2 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of June 30, 2008, the Company had an accumulated deficit of $2,834,911 and during the six months ended June 30, 2008, the Company incurred a net loss of $495,610 and used cash in operations of $497,397. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2008, we had $93,130 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement.”) Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. See Note 4 for a discussion of the sale of the Series B Convertible Preferred Stock. As a result of this sale, we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for 2008. We will require additional financing to continue operations in 2009. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of 2008. No assurances, however, can be given that those opportunities can be realized upon, if available.
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
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. Total revenue from this agreement was $4,004 and $11,529 during the three and six months ended June 30, 2008, respectively. Amounts due to the Company from HD Net Fights, Inc. totaled $11,529 at June 30, 2008.
NOTE 4 — SUBSEQUENT EVENT
Convertible Preferred Series B Stock Sale: On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement, or the “Purchase Agreement.” Subject to the terms and conditions of the Purchase Agreement, the Company agreed to adopt and file a Certificate of Designation, Rights and Preferences establishing the Series B Convertible Preferred Stock and issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.

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
Recent Developments
On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement, or the “Purchase Agreement.” Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.
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
History of Operating Losses
The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)

Net loss	$(212,663)	$(1,776,910)
Net cash used in operating activities	$(255,856)	$(99,503)

	For the Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)

Net loss	$(495,610)	$(1,925,207)
Net cash used in operating activities	$(497,397)	$(190,301)
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
We funded our operations during the six months ended June 30, 2008, primarily from the proceeds generated by the sale of the Series A Convertible Preferred Stock in 2006.

Our Objectives
At this time, our primary objectives are to successfully launch the other planned applications and features we have for RadicalBuy and grow its user base and transaction volume.
Areas of Focus
RadicalBuy — Successful Roll-Out and Improvements. Our current primary focus is launching the other planned aspects of RadicalBuy, which includes additional features for the website and other revenue generating features. We are attempting to create a website that is a full-service online marketplace. We have launched several features for our website, including a “widget” that enables sellers to list items across various internet platforms such as their Facebook page, MySpace page, blog or webpage. We anticipate launching additional features for the website in the third quarter of 2008. In tandem with the roll-out of the website and additional features, we will continue to focus on refining and improving the applications previously launched.
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
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 17).
Utilizing Funds on Hand in a Manner that is Accretive. If we do not manage our assets aggressively and apply the available capital judicially, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
Dependence on Third-Party Platforms. Currently, RadicalBuy is highly dependent on the Facebook platform. Any change or issues related to that platform will likely affect us, as well. We are constantly monitoring that platform in order to be able to plan and take appropriate actions in the event that we are affected.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Long-Lived Assets. We have certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement. During the three months and six months ended June 30, 2008, there was no impairment of long-lived assets.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	Revenue Recognition. With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. To date, minimal revenues have been generated from RadicalBuy.

DiscLive primarily delivered products sold by it through shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event.
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 1 — Description of Business and Summary of Significant Accounting Policies” commencing on page 5.
Recent Accounting Standards and Pronouncements
Refer to “Note 1 — Description of Business and Summary of Significant Accounting Policies” accompanying the consolidated financial statements commencing on page 5 for a discussion of recent accounting standards and pronouncements.

Operations Review
The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

	For the Three Months Ended
	June 30,		2008 vs 2007
	2008	2007	Change	% Change
	(unaudited)	(unaudited)

Revenues	$—	$4,955	$(4,955)	(100)%
Cost of sales	—	8,037	(8,037)	(100)

Gross loss	—	(3,082)	3,082	100
Gross loss percentage	—%	(62)%
General and administrative expenses	13,783	4,957	8,826	178
Consulting services	2,231	1,852	379	20
Professional fees	28,276	43,045	(14,769)	(34)
Salaries and benefits	155,564	37,246	118,318	318
Non-cash consulting expense — related party	10,500	10,500	—	—
Depreciation and amortization	6,980	12,364	(5,384)	(44)
(Gain) loss on sale of assets held for sale	—	2,092	(2,092)	(100)
Change in estimate of payroll tax liability	—	(159,994)	159,994	100
Impairment of goodwill and intangibles	—	1,792,570	(1,792,570)	(100)
Impairment of fixed assets	—	20,324	(20,324)	(100)
Settlement of dispute	—	22,000	(22,000)	(100)

Total operating expenses	217,334	1,786,956	(1,569,622)	(88)

Net operating loss	(217,334)	(1,790,038)	1,572,704	88

Other income — related party	4,004	5,839	(1,835)	(31)
Interest income	667	7,289	(6,622)	(91)

Net loss	$(212,663)	$(1,776,910)	$1,564,247	88

Weighted average number of common shares outstanding — basic and fully diluted	535,321	474,807	60,514	13%

Basic and diluted loss per common share	$(0.40)	$(3.74)	(3.34)	89%

Revenues. The decrease in revenues is attributable to the discontinuation of the DiscLive business. No live events were recorded and there were no product sales, during the three months ended June 30, 2008. As of June 30, 2008, revenues generated from RadicalBuy have been minimal.
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

Consulting Services. Costs for consulting services increased during the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007, due to the retention of an outside consultant related to the launch of a feature on our website.
Professional Fees. The decrease in professional fees for the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007, is attributable to legal fees incurred in 2007 in connection with resolving certain legal disputes.
Salaries and Benefits. The increase in salaries and benefits expense for the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007, is attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the three month period ended June 30, 2008, we earned $4,004 under this agreement.
For the three month period ended June 30, 2007, other income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Mr. Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no additional other income was realized pursuant to this agreement after June 5, 2007, the date on which the Services Agreement was terminated.
Interest Income. Interest income decreased during the three months ended June 30, 2008, as compared to the same period in 2007, due to decreased cash balances.
General and Administrative Expense. General and administrative expense increased for the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007. The difference was a result of increased advertising expenses, increased webhosting expenses and supplies purchased in support of the RadicalBuy application.

The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

	For the Six Months Ended
	June 30,		2008 vs. 2007
	2008	2007	Change	% Change
	(unaudited)	(unaudited)

Revenues	$—	$18,557	$(18,557)	(100)%
Cost of sales	—	20,151	(20,151)	(100)

Gross loss	—	(1,594)	1,594	100%
Gross loss percentage	—%	(9)%
General and administrative expenses	30,587	16,908	13,679	81
Consulting services	15,331	4,326	11,005	254
Professional fees	114,458	96,698	17,760	18
Salaries and benefits	315,267	103,024	212,243	206
Non-cash consulting expense — related party	21,000	21,000	—	—
Depreciation and amortization	14,242	24,739	(10,497)	(42)
(Gain) loss on sale of assets held for sale	(687)	3,172	(3,859)	(122)
Change in estimate of payroll tax liability	—	(159,994)	159,994	(100)
Impairment of goodwill and intangibles	—	1,792,570	(1,792,570)	(100)
Impairment of fixed assets	—	20,324	(20,324)	(100)
Settlement of dispute	—	22,000	(22,000)	(100)

Total operating expenses	510,198	1,944,766	(1,434,568)

Net operating loss	(510,198)	(1,946,361)	1,436,161	(74)%

Other income — related party	11,529	5,839	5,690	97
Interest income	3,059	15,315	(12,256)	(80)

Net loss	$(495,610)	$(1,925,207)	$1,429,595	(74)%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	474,807	60,514	13%

Basic and diluted loss per common share	$(0.93)	$(4.05)	$(3.12)	77%

Revenues. The decrease in revenues is attributable to the discontinuation of the DiscLive business. No live events were recorded and there were no product sales, during the six months ended June 30, 2008. As of June 30, 2008, revenues generated from RadicalBuy have been minimal.
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
Consulting Services. Costs for consulting services increased during the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007, due to the retention of an outside consultant related to the launch of a feature on our website.

Professional Fees. The increase in professional fees for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007, is attributable to higher professional fees incurred in connection with increases in audit fees, legal fees and other professional fees as we attempt to expand our operations. This increase was offset, in part, by legal fees incurred in connection with resolving certain legal disputes in 2007.
Salaries and Benefits. The increase in salaries and benefits expense for the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007, is attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the six month period ended June 30, 2008, we earned $11,529 under this agreement.
For the six month period ended June 30, 2007, other income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Mr. Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no additional other income was realized pursuant to this agreement after June 5, 2007, the date on which the Services Agreement was terminated.
Interest Income. Interest income decreased during the six months ended June 30, 2008, as compared to the same period in 2007, due to decreased cash balances.
General and Administrative Expense. General and administrative expense increased for the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007. The difference was a result of increased advertising expenses, increased webhosting expenses and supplies purchased in support of the RadicalBuy application.
Liquidity and Capital Resources and Financial Position
General
As of June 30, 2008, we had $93,130 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement”). Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. As a result of this sale, we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for 2008. We will require additional financing to continue operations in 2009. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

On October 1, 2007, we ceased retail sales of the DiscLive product after a comprehensive evaluation of the DiscLive business. On October 23, 2007, however, we launched RadicalBuy, a new online marketplace, and will direct our funds available to the operation and growth of that business. Our goal is to grow the use of RadicalBuy, which we expect will generate revenue to support our operations. We intend to continue to improve and expand our website and roll-out other features to support its growth. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities.
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
Operating Activities. Cash used in operations was $255,856 in the three months ended June 30, 2008, as compared to $99,503 for the three months ended June 30, 2007. Cash used in operations was $497,397 in the six months ended June 30, 2008, as compared to $190,301 for the six months ended June 30, 2007. The increase is primarily due to salaries and benefits expense attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008. As of June 30, 2008, we had $93,130 of operating funds. We anticipate that our operating activities will not generate sufficient cash to fund our future operations and that we will be required to seek additional funds to continue operations in 2009.
Investing Activities. No cash was provided by investing activities for the three months ended June 30, 2008 or the three months ended June 30, 2007. Cash provided by investing activities for the six months ended June 30, 2008 was $740, as compared to $3,549 used in investing activities for the six months ended June 30, 2007.
Indebtedness
At June 30, 2008, we did not have any outstanding indebtedness for borrowed money.
Contractual Obligations and Commercial Commitments
The following table highlights, as of June 30, 2008, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$16,200	$10,800	$5,400

Total:	$16,200	$10,800	$5,400

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
Liquidity
We currently believe that the funds received from the consummation of the issuance and sale of the Series A Convertible Preferred Stock on June 8, 2006, and the Series B Convertible Preferred Stock on July 18, 2008, will provide us with the necessary funds to operate our business until the end of 2008. Because our main line of business, RadicalBuy, has a short operating history, we anticipate that our operating activities will not generate a material amount of cash in the near term. While we are undertaking various plans and measures, which we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we will be required to seek additional funds at the end of 2008 to fund our future operating activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our excess cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2008, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.
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

Based upon the evaluation for the period ended June 30, 2008, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q (June 30, 2008), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
On April 18, 2008, Radical Holdings LP delivered a written consent in lieu of an annual meeting of stockholders to us authorizing or approving the following actions:
•	the election of Darin Divinia and Robert Hart to the board of directors of Immediatek for one year terms; and

•	the ratification of the appointment of KBA Group LLP as our independent registered public accounting firm.
As of April 17, 2008, Radical Holdings LP owned 97.1% of the outstanding voting stock of Immediatek, which was sufficient to authorize or approve these actions. In accordance with the rules promulgated by the Securities and Exchange Commission, these actions were not effective until May 27, 2008.
Item 6. Exhibits.
The following exhibits are filed in accordance with the provisions of Item 601 of Regulation S-K.

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

Date: August 14, 2008	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
Exhibit Index