Form 10-Q
period 2008-09-30
IMMEDIATEK INC
filed 2008-11-14
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑
As of November 14, 2008, the issuer had 535,321 shares of common stock outstanding.

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007

Assets

Current assets:
Cash	$410,666	$589,787
Accounts receivable (including $2,174 due from a related party at September 30, 2008)	2,227	3,575
Prepaid expenses and other current assets	8,350	3,088

Total current assets	421,243	596,450

Fixed assets, net	81,450	102,672
Assets held for sale	67,602	68,304

Total Assets	$570,295	$767,426

Liabilities, Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $4,509 and $23,976 due to related parties at September 30, 2008 and December 31, 2007, respectively)	$10,173	$24,026
Accrued liabilities	2,392	3,064

Total current liabilities	12,565	27,090

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at September 30, 2008 and December 31, 2007; redemption/liquidation preference value of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at September 30, 2008 and 0 authorized, issued and outstanding at December 31, 2007; redemption/liquidation preference value of $500,000	500,000	—

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321shares issued and outstanding at September 30, 2008 and December 31, 2007	535	535
Additional paid in capital	110,602	79,102
Accumulated deficit	(3,053,407)	(2,339,301)

Total stockholders’ deficit	(2,942,270)	(2,259,664)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$570,295	$767,426

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$82	$2,610	$619	$21,167
Cost of sales	—	1,510	—	21,661

Gross (loss) margin	82	1,100	619	(494)

Expenses:
General and administrative expenses	9,160	7,204	40,287	24,114
Consulting services	8,406	1,738	23,738	6,064
Consulting services — related party	—	40,108	—	40,108
Professional fees	27,915	45,463	142,372	142,160
Salaries and benefits	158,285	6,214	473,548	109,238
Non-cash consulting expense — related party	10,500	10,500	31,500	31,500
Depreciation and amortization	6,979	8,594	21,222	33,332
(Gain) loss on sale of assets held for sale	378	(221)	(309)	2,950
Impairment of goodwill and intangibles	—	—	—	1,792,570
Impairment of fixed assets	—	—	—	20,324
Settlement of dispute	—	—	—	22,000
Change in estimate of payroll tax liability	—	—	—	(159,994)

Total expenses	221,623	119,600	732,358	2,064,366

Net operating loss	(221,541)	(118,500)	(731,739)	(2,064,860)

Other income:
Other income — related party	2,174	—	13,703	5,839
Interest income	871	6,285	3,930	21,599

Net loss	$(218,496)	$(112,215)	$(714,106)	$(2,037,422)

Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	(205,145)	—	(205,145)	—

Net loss attributable to common stockholders	$(423,641)	$(112,215)	$(919,251)	$(2,037,422)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	494,540	535,321	481,457

Basic and diluted loss per common share	$(0.79)	$(0.23)	$(1.72)	$(4.23)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(714,106)	$(2,037,422)
Depreciation and amortization	21,222	33,332
Non-cash consulting expense — related party	31,500	31,500
(Gain) loss on sale of assets held for sale	(309)	2,950
Change in estimate of payroll tax liability	—	(159,994)
Impairment of goodwill and intangibles	—	1,792,570
Impairment of fixed assets	—	20,324
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	1,348	6,543
Prepaid expenses and other current assets	(5,263)	(560)
Accounts payable	(13,853)	43,370
Accrued liabilities	(672)	(31,468)

Net cash used in operating activities	(680,133)	(298,855)

Cash flows from investing activities
Purchase of fixed assets	—	(3,549)
Proceeds from sale of fixed assets	1,012	—

Net cash provided by (used in) investing activities	1,012	(3,549)

Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock	500,000	—

Net cash provided by financing activities	500,000	—

Net decrease in cash	(179,121)	(302,404)
Cash — beginning	589,787	1,052,559

Cash — ending	$410,666	$750,155

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing during the first quarter of 2009, when required, could have a material adverse effect on the operations and financial condition of the Company.
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
The Company’s condensed consolidated balance sheet at September 30, 2008 and condensed consolidated statements of operations for the nine months and three months ended September 30, 2008 and 2007 and condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at September 30, 2008 and options to purchase common stock were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive. Options and warrants to purchase shares of common stock and Series A convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at September 30, 2007 were not included in the computation of diluted loss per share as their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recently Issued Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The adoption of FAS 141(R) could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of FAS 141(R).

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
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
The partial adoption of FAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of FAS 157 relating to our planned December 31, 2008 adoption of the remainder of the standard.
NOTE 2 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of September 30, 2008, the Company had an accumulated deficit of $3,053,407 and during the nine months ended September 30, 2008, the Company incurred a net loss of $714,106 and used cash in operations of $680,133. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
As of September 30, 2008, we had $410,666 of operating funds. The Company raised $500,000 through sale of preferred stock discussed in Note 3 below. As a result of this sale, we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for 2008. We will require additional financing to continue operations in 2009. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of 2008. No assurances, however, can be given that those opportunities can be realized upon, if available.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
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
NOTE 3 — SERIES B CONVERTIBLE PREFERRED STOCK
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
The following is a summary of the material terms of the Series B Convertible Preferred Stock issued to Radical Holdings LP under the Purchase Agreement:
Dividends. The holders of the Series B Convertible Preferred Stock are not entitled to any preferential dividends. Holders of the Series B Convertible Preferred Stock, however, are entitled to participate, on an as-converted basis, in any cash dividends declared and paid on shares of Company common stock.
Liquidation. Upon the liquidation, dissolution or winding up of the Company, including an acquisition of the Company that results in the sale of more than 50% of the outstanding voting power of the Company, or the sale or exclusive license of all or substantially all of the assets of the Company, the holders of the Series B Convertible Preferred Stock, pari passu with Series A Convertible Preferred Stock, will be entitled to receive, out of the legally available funds and assets of the Company, before any payment is made on any shares of Company common stock or other junior stock, an amount per share equal to the greater of:
•	$7.17092619 per share of Series B Convertible Preferred Stock; and

•	the amount that the holder of that share of Series B Convertible Preferred Stock would have received had the holder converted that share into shares of Company common stock immediately prior to the liquidation event.
If the legally available funds and assets of the Company are insufficient to pay the holders of shares of the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock the full amount to which they are entitled, the holders of shares of the Series B Convertible Preferred Stock and the holders of Series A Convertible Preferred Stock and any other capital stock of the Company that is on a parity with the Series B Convertible Preferred Stock will share ratably in any distribution of the remaining legally available funds and assets of the Company.
Ranking. The Series B Convertible Preferred Stock shall, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, rank pari passu with Series A Convertible Preferred Stock and senior to the shares of Company common stock and other junior stock.
Optional Redemption. Upon an Event of Default (described below), the holders of a majority-in-interest of the Series B Convertible Preferred Stock then outstanding may require the Company to redeem the Series B Convertible Preferred Stock at a redemption price of $7.17092619 per share, plus declared and unpaid dividends, if any, to the redemption date.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
An “Event of Default” exists if, within 45 days of the original issue date of the Series B Convertible Preferred Stock, a representation or warranty made by the Company in the Purchase Agreement or in any other document shall prove to be materially incorrect when made, or the Company shall fail to satisfy certain obligations under the Purchase Agreement.
Conversion. The shares of Series B Convertible Preferred Stock shall be convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock. Accordingly, the conversion price is subject to downward adjustments in order to cause the holders of the Series B Convertible Preferred Stock, collectively, to own 1.50809% of the outstanding shares of Company common stock upon conversion of all Series A Convertible Preferred Stock and Series B convertible Preferred Stock. The conversion price of a share of Series B Convertible Preferred Stock into shares of Company common stock also is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.
The Series B Convertible Preferred Stock is convertible at any time into Company common stock. An intrinsic value exists for a beneficial conversion feature if the market value of the Company common stock that can be acquired by conversion of the Series B Convertible Preferred Stock is greater than the carrying value of those shares before issue costs.
On June 18, 2008, the Company issued 69,726 shares of Series B Convertible Preferred Stock at a per share price of $7.17092619 to Radical Holdings LP for cash proceeds of $500,000. The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. The Company recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the beneficial conversion feature of $205,145.
Voting. The holders of the shares of Series B Convertible Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of a share of Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series B Convertible Preferred Stock held by that holder could be converted. Except as required by law on matters requiring class voting, the holders of the Series B Convertible Preferred Stock, the Series A Convertible Preferred Stock and Company common stock will vote together as a single class.
Classification. Since the redemption right with respect to the Series B Convertible Preferred Stock is conditional, the Series B Convertible Preferred Stock is not a liability under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” but should be classified as equity. Based on the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities,” however, the Series B Convertible Preferred Stock is classified outside of permanent stockholders’ equity. Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical Holdings LP controls over 50% of the voting securities of the Company since the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote. Therefore, Radical Holdings LP would be able to control a vote to redeem the Series B Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series B Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
NOTE 4 — RELATED PARTY TRANSACTIONS
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
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. Total revenue from this agreement was $2,174 and $13,703 during the three and nine months ended September 30, 2008, respectively. Amounts due to the Company from HD Net Fights, Inc. totaled $2,174 at September 30, 2008.

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
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is a new online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, the RadicalBuy product may be accessed through the RadicalBuy website or through Facebook, MySpace, a personal blog or other website by the use of a “widget” that is currently available from our RadicalBuy website.

Using RadicalBuy, sellers can list an item and have it visible to all RadicalBuy users instantly whether those users access RadicalBuy through our website or the RadicalBuy widget that sellers can install on their Facebook, MySpace, blog or other website. RadicalBuy takes advantage of social networks, such as Facebook and MySpace, to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues.
After an item is listed, others can post the listing on their RadicalBuy account to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
RadicalBuy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. The final value selling fee is based on a tiered platform. The fee schedule is 5% of the first $25 in value, plus 3% of the value from $25-1000, plus 1.5% of the value over $1000. The maximum final selling value fee is $500 per item.
History of Operating Losses
The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)

Net loss	$(218,496)	$(112,215)
Net cash used in operating activities	$(182,737)	$(108,554)

	For the Nine Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)

Net loss	$(714,106)	$(2,037,422)
Net cash used in operating activities	$(680,133)	$(298,855)
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
We funded our operations during the nine months ended September 30, 2008, primarily from the proceeds generated by the sale of the Series A and Series B Convertible Preferred Stock in 2006 and 2008.

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
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 20).
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Long-Lived Assets. We have certain non-current assets. Management considers the useful life of the assets on an annual basis, or more periodically as circumstances dictate, and assesses whether or not there is an impairment. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement. During the three months and nine months ended September 30, 2008, there was no impairment of long-lived assets.

•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

•	Revenue Recognition. With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. To date, minimal revenues have been generated from RadicalBuy.

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

Operations Review
The Three Months Ended September 30, 2008 Compared to the Three Months
Ended September 30, 2007

	For the Three Months Ended
	September 30,
	2008	2007	2008 vs 2007
	(unaudited)	(unaudited)	Change	% Change

Revenues	$82	$2,610	$(2,528)	(97)%
Cost of revenues	—	1,510	(1,510)	(100)

Gross (loss) margin	82	1,100	(1,018)	(93)
Gross (loss) margin percentage	100%	42%
General and administrative expenses	9,160	7,204	1,956	27
Consulting services	8,406	1,738	6,668	384
Consulting services — related party	—	40,108	(40,108)	(100)
Professional fees	27,915	45,463	(17,548)	(39)
Salaries and benefits	158,285	6,214	152,071	2,447
Non-cash consulting expense — related party	10,500	10,500	—	—
Depreciation and amortization	6,979	8,594	(1,615)	(19)
(Gain) loss on sale of assets held for sale	378	(221)	599	(271)

Total expenses	221,623	119,600	102,023	85

Net operating loss	(221,541)	(118,500)	(103,041)	(87)

Other income — related party	2,174	—	2,174	100
Interest income	871	6,285	(5,414)	(86)

Net loss	$(218,496)	$(112,215)	$(106,281)	(95)%

Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	(205,145)	—	(205,145)	(100)

Net loss attributable to common stockholders	$(423,641)	$(112,215)	$(311,426)	(278)%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	494,540	40,781	8%

Basic and diluted loss per common share	$(0.79)	$(0.23)	$(0.56)	(243)%

Revenues. The decrease in revenues is attributable to the discontinuation of the DiscLive business. No live events were recorded and there were no product sales, during the three months ended September 30, 2008. As of September 30, 2008, revenues generated from RadicalBuy have been minimal.
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
General and Administrative Expense. General and administrative expense increased for the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007. The difference was a result of increased webhosting expenses and supplies purchased in support of the RadicalBuy application.

Consulting Services. Costs for consulting services increased during the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007, due to the retention of an outside consultant related to the launch of a feature on our website. Related party consulting services decreased compared to the same period last year because for the three month period ended September 30, 2007 part-time services provided by Darin Divinia and certain other current employees of the Company were provided pursuant to a consulting agreement with a related party entity. Because these individuals are now direct, full time employees of the Company, these related party consulting service costs are no longer incurred by the Company. However, salary and benefit expenses have increased compared to the same period in 2007 due to the employment of these individuals.
Professional Fees. The decrease in professional fees for the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007, is attributable to legal fees incurred in 2007 in connection with resolving certain legal disputes.
Salaries and Benefits. The increase in salaries and benefits expense for the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007, is attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the three month period ended September 30, 2008, we earned $2,174 under this agreement.
Interest Income. Interest income decreased during the three months ended September 30, 2008, as compared to the same period in 2007, due to decreased cash balances.
Deemed Dividend Related to Beneficial Conversion Feature on Series B Convertible Preferred Stock. Immediatek issued 69,729 shares of its Series B Convertible Preferred Stock at $7.17092619 per share to Radical Holdings LP for cash proceeds of $500,000. The beneficial conversion feature represents the difference between the fair market value of Immediatek common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. We recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the beneficial conversion feature of $205,145.

The Nine Months Ended September 30, 2008 Compared to the Nine Months
Ended September 30, 2007

	For the Nine Months Ended
	September 30,
	2008	2007	2008 vs. 2007
	(unaudited)	(unaudited)	Change	% Change

Revenues	$619	$21,167	$(20,548)	(97)%
Cost of revenues	—	21,661	(21,661)	(100)

Gross (loss) margin	619	(494)	1,113	225
Gross (loss) margin percentage	—%	(2)%
General and administrative expenses	40,287	24,114	16,173	67
Consulting services	23,738	6,064	17,674	291
Consulting services — related party	—	40,108	(40,108)	(100)
Professional fees	142,372	142,160	212	0
Salaries and benefits	473,548	109,238	364,310	334
Non-cash consulting expense — related party	31,500	31,500	—	—
Depreciation and amortization	21,222	33,332	(12,110)	(36)
(Gain) loss on sale of assets held for sale	(309)	2,950	(3,259)	(110)
Change in estimate of payroll tax liability	—	(159,994)	159,994	(100)
Impairment of goodwill and intangibles	—	1,792,570	(1,792,570)	(100)
Impairment of fixed assets	—	20,324	(20,324)	(100)
Settlement of dispute	—	22,000	(22,000)	(100)

Total expenses	732,358	2,064,366	(1,332,008)	(65)

Net operating loss	(731,739)	(2,064,860)	1,333,121	(65)
Other income — related party	13,703	5,839	7,864	135
Interest income	3,930	21,599	(17,669)	(82)

Net loss	$(714,106)	$(2,037,422)	$1,323,316	(65)%

Deemed dividend related to beneficial conversion feature on Series B convertible preferred stock	(205,145)	—	(205,145)	(100)

Net loss attributable to common stockholders	$(919,251)	$(2,037,422)	$1,118,171	(55)%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	481,457	53,864	11%

Basic and diluted loss per common share	$(1.72)	$(4.23)	$2.51	59%

Revenues. The decrease in revenues is attributable to the discontinuation of the DiscLive business. No live events were recorded and there were no product sales, during the nine months ended September 30, 2008. As of September 30, 2008, revenues generated from RadicalBuy have been minimal.
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
General and Administrative Expense. General and administrative expense increased for the nine month period ended September 30, 2008, as compared to the nine month period ended September 30, 2007. The difference was a result of increased advertising expenses, increased webhosting expenses and supplies purchased in support of the RadicalBuy application.

Consulting Services. Costs for consulting services increased during the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007, due to the retention of an outside consultant related to the launch of a feature on our website. Related party consulting services decreased compared to the same period in 2007 because for the nine month period ended September 30, 2007 part-time services provided by Darin Divinia and certain other current employees of the Company were provided pursuant to a consulting agreement with a related party entity. Because these individuals are now direct, full time employees of the Company, these related party consulting service costs are no longer incurred by the Company. However, salary and benefit expenses have increased compared to the same period in 2007 due to the employment of these individuals.
Professional Fees. The increase in professional fees for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007, is attributable to higher professional fees incurred in connection with increases in audit fees, legal fees and other professional fees as we attempt to expand our operations. This increase was offset, in part, by legal fees incurred in connection with resolving certain legal disputes in 2007.
Salaries and Benefits. The increase in salaries and benefits expense for the nine month period ended September 30, 2008, as compared to the nine month period ended September 30, 2007, is attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the nine month period ended September 30, 2008, we earned $13,703 under this agreement.
For the nine month period ended September 30, 2007, other income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive, Travis Hill, would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of Mr. Hill, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no additional other income was realized pursuant to this agreement after June 5, 2007, the date on which the Services Agreement was terminated.
Interest Income. Interest income decreased during the nine months ended September 30, 2008, as compared to the same period in 2007, due to decreased cash balances.
Deemed Dividend Related to Beneficial Conversion Feature on Series B Convertible Preferred Stock. Immediatek issued 69,729 shares of its Series B Convertible Preferred Stock at $7.17092619 per share to Radical Holdings LP for cash proceeds of $500,000. The beneficial conversion feature represents the difference between the fair market value of Immediatek common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. We recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the beneficial conversion feature of $205,145.

Liquidity and Capital Resources and Financial Position
General
As of September 30, 2008, we had $410,666 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement”). Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. As a result of this sale, we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for 2008. We will require additional financing to continue operations in 2009. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Operating Activities. Cash used in operations was $680,133 in the nine months ended September 30, 2008, as compared to $298,855 for the nine months ended September 30, 2007. The increase is primarily due to salaries and benefits expense attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2008 was $1,012, as compared to $3,549 used in investing activities for the nine months ended September 30, 2007.
Financing Activities. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement, or the “Purchase Agreement.” Subject to the terms and conditions of the Purchase Agreement, the Company agreed to adopt and file a Certificate of Designation, Rights and Preferences establishing the Series B Convertible Preferred Stock and issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.

Indebtedness
At September 30, 2008, we did not have any outstanding indebtedness for borrowed money.
Contractual Obligations and Commercial Commitments
The following table highlights, as of September 30, 2008, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$13,500	$10,800	$2,700

Total:	$13,500	$10,800	$2,700

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
Liquidity
We currently believe that the funds received from the consummation of the issuance and sale of the Series B Convertible Preferred Stock on July 18, 2008, will provide us with the necessary funds to operate our business until the end of 2008. Because our main line of business, RadicalBuy, has a short operating history, we anticipate that our operating activities will not generate a material amount of cash in the near term. While we are undertaking various plans and measures, which we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we will be required to seek additional funds at the end of 2008 to fund our future operating activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our excess cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2008, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.
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
The effectiveness of our disclosure controls and procedures also was considered in light of the prior conclusion that we had ineffective internal controls over financial reporting, which conclusion was based in large part upon the restatement of our financial statements for the period ended September 30, 2006 and our limited number of personnel (see “Management’s Annual Report on Internal Control Over Financial Reporting” contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 28, 2008). The chief executive officer and president considered the underlying reasons for the restatement, which were different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. In addition, we have a limited number of personnel within our organization, which we believe prevents us from meeting the criteria set forth by forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nevertheless, based upon a number of factors, including the revisions to our previously issued financial statements, our plan for remediation (as described below) and other procedures designed to assist us in ensuring the reliability of our financial statements, our management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.
Based upon the evaluation for the period ended September 30, 2008, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q (September 30, 2008), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.
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

Date: November 14, 2008	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Index