Form 10-K
period 2008-12-31
IMMEDIATEK INC
filed 2009-03-31
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,224,952. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.
As of December 31, 2008 and March 31, 2009, the issuer had 535,321 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

i

INTRODUCTION
Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the “Company,” “Immediatek,” “DiscLive,” “IMKI Ventures,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiaries, DiscLive, Inc. and IMKI Ventures, Inc. Accordingly, there are no separate financial statements for DiscLive, Inc. or IMKI Ventures, Inc.
TRADEMARKS AND SERVICE MARKS
This Annual Report on Form 10-K contains registered trademarks and servicemarks owned or licensed by entities and persons other than us.
MARKET AND INDUSTRY DATA AND FORECASTS
Market and industry data and other statistical information and forecasts used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications and reports by market research firms or other published independent sources. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the materials incorporated by reference into this Annual Report on Form 10-K include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Annual Report on Form 10-K that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;
•	our history of losses, which are likely to continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;
•	inability to locate lines of business to acquire or, if acquired, to integrate them;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors and third-party platforms and websites; and
•	general economic conditions, including among others, the pronounced recession, rising employment and major bank failures and unsettled capital markets.
For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” commencing on page 9.

In addition, these forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. We undertake no obligation to update any forward-looking statements to reflect future events or circumstance.
PART I
Item 1. Description of Business.
Our History
Immediatek was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. In April 2004, Immediatek acquired DiscLive, Inc., or DiscLive, as a wholly-owned subsidiary. To complement its operations, DiscLive acquired assets from Moving Records, LLC in February 2005. These assets consisted of mobile recording and manufacturing equipment, including a mobile recording truck.
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
Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. As of October 1, 2007, Immediatek ceased retail sales of DiscLive products in conjunction with its decision not to further pursue that line of business, which was based on an evaluation of the DiscLive business and its prospects conducted by management in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of Immediatek’s stockholders.
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
On July 18, 2008, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.
Our Business
Immediatek is a Nevada corporation. Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number at that address is (214) 744-8801.

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
In addition, IMKI Ventures plans to continue to search for additional platforms on which the widget could operate. One such potential platform that IMKI Ventures is examining is interactive television. Interactive television, sometimes informally called “tru2way”, may permit RadicalBuy to provide buyers and sellers with a forum that could be accessed through cable television, a computer connected to a television (such as Apple TV) or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii.
RadicalBuy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. The final value selling fee is based on a tiered platform. The fee schedule is 5% of the first $25 in value, plus 3% of the value from $25 to $1,000, plus 1.5% of the value over $1,000. The maximum final selling value fee is $500 per item.
Our Strategy
At this time, our primary strategy is to successfully launch the other planned applications and features we have for RadicalBuy and grow its user base and transaction volume. Our vision to achieve that objective includes:
•	RadicalBuy — Successful Roll-Out and Improvements. Our current primary focus is launching the other planned aspects of RadicalBuy, which includes additional features for the website and other revenue generating features. We are attempting to create a website that is a full-service online marketplace. We have launched several features for our website, including a “widget” that enables sellers to list items across various internet platforms such as their Facebook page, MySpace page, blog or webpage. In tandem with the roll-out of the website and additional features, we will continue to focus on refining and improving the applications previously launched.
•	RadicalBuy — Increase Users and Transactions. We also are focusing on increasing the number of users of RadicalBuy and the number of items listed for sale through it. In that respect, we may offer promotions to new and existing users to list their items for sale through RadicalBuy.
•	Acquisitions. We may also identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
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
Developments
Developments During 2008
Addition of employees. On January 1, 2008, Darin Divinia, who had served as the President, Chief Executive Officer and Secretary of Immediatek and DiscLive, respectively, since July 16, 2007, became an employee of Immediatek and began having his compensation directly paid by Immediatek. Mr. Divinia’s services as President, Chief Executive Officer and Secretary of Immediatek and DiscLive from July 16, 2007 were previously included, and compensated for, under the Management Services Agreement among Immediatek, DiscLive and Radical Incubation LP. Accordingly, Immediatek did not directly compensate Mr. Divinia for those services. Also on January 1, 2008, several other individuals became employees of Immediatek. Certain of these individuals previously provided certain additional services to Immediatek pursuant to the Services Agreement between Immediatek and Radical Incubation LP, which agreement terminated by its own terms on December 31, 2007.
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
Securities Purchase Agreement. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement, or the “Purchase Agreement.” Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.
Assets Held for Sale and Sold. During 2008, we sold previously identified non-essential assets held for sale with a net book value of $8,134 for $8,210 and realized a gain of $76.

Recent Developments
Consulting Agreement. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co.
Demand Promissory Note. On March 25, 2009, the Company received a loan in the amount of $750,000 from Radical Holdings LP and in exchange for the loan, issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
Rights of Preferred Stockholders and Restrictions on Our Business
The terms of our Series A and Series B Convertible Preferred Stock, together with the Investor’s Rights Agreement that we entered into with Radical Holdings LP, provide certain rights to the holders of the Series A and Series B Convertible Preferred Stock and certain restrictions on how we may operate our business. Radical Holdings LP is the sole owner of the outstanding Series A and Series B Convertible Preferred Stock. Below is a summary of the material terms of the Series A and Series B Convertible Preferred Stock and certain restrictions imposed upon us.
Dividends. The holders of the Series A and Series B Convertible Preferred Stock are not entitled to any preferential dividends. Holders of the Series A and Series B Convertible Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on shares of our common stock.
Liquidation. Upon our liquidation, dissolution or winding up, an acquisition of us that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Convertible Preferred Stock, pari passu with Series B Convertible Preferred Stock are entitled to receive, out of our legally available funds and assets, before any payment is made to any shares of our common stock or other junior stock, an amount per share equal to the greater of:
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

If our legally available funds and assets are insufficient to pay the holders of shares of the Series A and Series B Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A and Series B Convertible Preferred Stock, together with the holders of our capital stock that are on parity with the Series A and Series B Convertible Preferred Stock will share ratably in any distribution of our remaining legally available funds and assets.
Ranking. The Series A and Series B Convertible Preferred Stock shall, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, rank pari passu with each other and senior to the shares of Company common stock and other junior stock.
Conversion. The shares of Series A and Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of our common stock representing 96.50809% of the total number of shares of our common stock outstanding after giving effect to the conversion. Accordingly, in the event that we should issue additional shares of common stock before conversion of the Series A and Series B Convertible Preferred Stock, the conversion price per share is subject to downward adjustments in order to cause the holders of the Series A and Series B Convertible Preferred Stock, collectively, to own 96.50809% of our outstanding shares of common stock upon conversion of all Series A and Series B Convertible Preferred Stock. The conversion price of a share of Series A and Series B Convertible Preferred Stock into shares of our common stock also is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.
The Series A and Series B Convertible Preferred Stock is convertible at any time into Company common stock. An intrinsic value exists for a beneficial conversion feature if the market value of the Company common stock that can be acquired by conversion of the Series A and Series B Convertible Preferred Stock is greater than the carrying value of those shares before issue costs.
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
On July 18, 2008, the Company issued 69,726 shares of Series B Convertible Preferred Stock at a per share price of $7.17092619 to Radical Holdings LP for cash proceeds of $500,000. The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. The Company recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the beneficial conversion feature of $205,145.
Voting. The holders of the shares of Series A and Series B Convertible Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by our stockholders. Each holder of a share of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted. Except as required by law on matters requiring class voting, the holders of the Series A and Series B Convertible Preferred Stock and our common stock vote together as a single class.
Board of Directors. For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on our board of directors and the board of directors of our subsidiaries. If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of our or our subsidiaries’ board of directors and their respective committees.

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
E-Commerce and the Internet. The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving. Laws and regulations have been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business. In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain. Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.
Employees
As of December 31, 2008, we had four full-time employees and one part-time employee. We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.

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
Our internet web site is www.immediatek.com. We have posted on our web site our Code of Business Conduct and Ethics, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions.
Item 1A. Risk Factors.
Risks Related to Our Common Stock
We need additional capital, and we cannot be sure that additional financing will be available. On March 25, 2009, we received a loan in the amount of $750,000 from Radical Holdings LP and we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). Due to this recent event, we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for 2009. However, we require additional financing to continue operations for 2010. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to continue to experience operating losses. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Certain of our stockholders prior to June 6, 2006 possess preemptive rights. Prior to the removal of preemptive rights from our articles of incorporation, we had issued shares of our common stock for cash without giving notice to those stockholders. Accordingly, at some point those stockholders who possess these rights may exercise these rights, which would require us to issue additional shares of our common stock. We know the price at which these stockholders may exercise their rights; however, at this time, we are unable to determine with certainty which of our stockholders possess these rights with respect to prior issuances. As a result, we cannot determine the number of shares that may be purchased upon the exercise of existing preemptive rights. Any exercise of preemptive rights will likely be dilutive to those stockholders who do not possess those rights, other than the holders of the Series A and Series B Convertible Preferred Stock.
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
Management has concluded that our internal control over financial reporting was not adequate and investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal control over financial reporting. Management has conducted such an assessment and determined that our internal control over financial reporting was not effective. While our management has instituted new policies to remedy the deficiencies in our internal controls over financial reporting, which we believe have been effective, there is a risk that the financial markets may react adversely due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.
The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. Although we believe our current controls and procedures are adequate, any system of internal controls can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, among others, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that controls, once implemented, will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.
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
Recent disruptions in the financial markets may affect our ability to obtain financing or obtain financing on reasonable and acceptable terms. Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms, there has been and may continue to be a general reduction in the amount of credit available, and many banks are either unable or unwilling to provide new lending. Tightening credit markets may have an adverse effect on our ability to refinance debt as it becomes due on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets materially deteriorate, our business could be materially and adversely affected.
The current global recession may have an adverse effect on our revenues and results of operations. The effects of a continued deepening recession on our financial condition could be material. The overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, has resulted in considerable negative pressure on consumer spending. We anticipate that consumer spending will not improve, and will likely weaken further, until current economic trends reverse course, particularly the weakened overall economy and illiquid credit markets. For 2009, we believe that forecasted increasing unemployment and decline in business investment and profits, when combined with turmoil in the credit markets, will continue to affect consumer spending negatively.
Concentrated Ownership
After giving effect to the Radical Holdings LP investment, Radical Holdings LP has voting control of us and may take actions that may not be in the best interest of other stockholders. Our largest investor, Radical Holdings LP, controls 98% of our voting stock at March 31, 2009. This stockholder, acting alone, will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us and might adversely affect the market price of our common stock. In addition, Radical Holdings LP has the ability to nominate all of our directors and vote for them. This concentration of ownership may not be in the best interests of all our stockholders.
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

Our failure to properly register and pay taxes in states where our products have been sold prior to the Radical Holdings LP investment created a material liability. We have settled amounts due in a number of states; however, approximately three states are in the process of being settled. As of December 31, 2008, we estimate that our remaining sales tax liability, including penalties and interest, is approximately $868, which is recorded on our balance sheet as of December 31, 2008. As a result of our attempts to satisfy these amounts, we may become the subject of an audit by certain states. Audits can result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
Risks Related to Our Business and the Industry
We face intense competition. Our industry is rapidly evolving and intensely competitive, and we have many competitors, including retail, e-commerce services, digital and web services. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand into our market segments. In addition, new and enhanced technologies, including search, web services, and digital, may increase our competition. The Internet facilitates competitive entry and comparison shopping and renders e-commerce inherently more competitive than other retail.
We have outstanding debt and may incur additional debt in the future. On March 25, 2009, we received a loan in the amount of $750,000 from Radical Holdings LP and in exchange for the loan we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). Due to this recent event, we have outstanding debt and may incur substantial additional debt in the future. As a result, a significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on such indebtedness, with no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments we will be in default. We may not be able to refinance our debt on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.
We have a history of net losses. We have incurred losses every year since 2002. As of December 31, 2008, our accumulated deficit was $3,381,526. To become profitable, we must be able to generate sufficient revenues from selling fees to cover our operating activity. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability.
We are highly dependent on the business of online sales and we lack diversification in our business products. We are highly dependent on the business of online sales. As a result, our financial success is completely dependent upon our ability to successfully market our RadicalBuy application to potential users, the success of our business strategy and our ability to generate selling fees. There can be no assurance that we would be successful in locating or operating any alternative business or that we will have sufficient financial resources to implement any significant change in our business.
We may be adversely affected by the general deterioration in economic conditions, which could affect consumer spending and, therefore, significantly adversely impact our operating results. A decline in consumer spending will likely have an adverse effect on our revenues and operating income. During the current economic slowdown in the United States, many consumers have reduced their discretionary spending. The impact of this slowdown on our business is difficult to predict, but it may result in reductions in purchases of the products sold on RadicalBuy and our ability to generate revenues from the selling fees we collect. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in consumer spending.

Our business depends on discretionary consumer spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income, such as employment, fuel prices, interest and tax rates and inflation, can significantly impact our operating results. These factors can affect willingness to purchase products on RadicalBuy, the selling prices of items sold on RadicalBuy and the volume of purchases on RadicalBuy as well as the financial results of events and the industry. Negative factors, such as challenging economic conditions, public concerns over additional terrorism and security incidents, particularly when combined, can impact consumer spending, and one negative factor can impact our results more than another. There is evidence that consumer spending has been adversely impacted by current economic conditions and may be further affected if current circumstances continue or worsen, thereby possibly impacting our operating results and growth.
We face intense competition in the online sales industry, and we may not be able to increase our current revenues, which could adversely affect our financial performance. Our business is in a highly competitive industry, and we may not be able to increase our current revenues. We compete in the online sales industry, and within that industry we compete with other online sales companies, including online classifieds, online auctions, online merchants and online sales from traditional “bricks-and-mortar” companies. These competitors may engage in more extensive development efforts, undertake more far-reaching sales campaigns and adopt more aggressive pricing policies. Our competitors may develop services and products that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance, which could lead to decreases in overall revenues, the numbers of customers, product sales or profit margins:
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
The listing or sale by our users of pirated or counterfeit items may harm our business. Certain items listed or sold through our service by our users may infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. Although we seek to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on RadicalBuy, some rights owners may view our efforts as insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including our competitors. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against our competitors from time to time by rights owners. The plaintiffs in these cases seek liability for alleged counterfeit items listed by third parties, for “tester” and other not for resale consumer products listed by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items. Such plaintiffs seek, among other things, injunctive relief and damages. Such suits could result in significant damage awards and/or force us to modify our business practices, which could lower our revenue, increase our costs or make our website les convenient to our customers. Any such results could materially harm our business.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if the authorities feel we have aided in the sale of counterfeit goods. We are constantly improving and modifying our efforts to eliminate counterfeit and pirated items. Notwithstanding these efforts, we may be required to take actions which could lower our revenues, increase our costs, or make our website less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our site, even if factually incorrect, could damage our reputation and our business.
Use of our services for illegal purposes could harm our business. The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. In violation of our policies, unlawful goods and stolen goods may have been listed and traded on our service. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. Although we have prohibited the listing of stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business.
Item 2. Properties.
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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.
Market Information
Shares of Immediatek common stock currently are quoted on the OTC Bulletin Board under the symbol “IMKI.OB.” The range of high and low bids for shares of Immediatek common stock by quarter are as follows, based on bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. The source of the high and low bids was the OTC Bulletin Board. The following quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and, therefore, may not represent actual transactions.

	2008		2007		Dividends Paid
	High	Low	High	Low	2008	2007
First Quarter	$8.00	$6.00	$8.00	$3.00	$—	$—

Second Quarter	6.00	3.00	4.25	3.00	—	—

Third Quarter	3.50	2.25	3.25	2.25	—	—

Fourth Quarter	$3.50	$1.20	$8.50	$2.25	$—	$—
As of December 31, 2008 and March 31, 2009 there were 535,321 shares of Immediatek common stock outstanding with approximately two stockholders of record. As of December 31, 2008 and March 31, 2009, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock, 69,726 shares of Series B Convertible Preferred Stock and 226,083 shares of common stock held by one stockholder, Radical Holdings LP. The outstanding shares of Series A and Series B Convertible Preferred Stock are convertible into 15,024,082 shares of Immediatek common stock as of December 31, 2008 and March 31, 2009. Radical Holdings LP has the right to vote these shares on all matters that are required or permitted to be submitted to our common stockholders on an as-converted basis.
Dividend Policy
We have never declared or paid any cash dividends on shares of Immediatek common stock and presently have no intention of paying any cash dividends in the foreseeable future. In accordance with the terms of the Series A Convertible Preferred Stock, we cannot declare or pay a dividend without the consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding, and any cash dividends would not only be payable to the common stockholders but also to the stockholders of the Series A and Series B Convertible Preferred Stock, on an as-converted basis.
Equity Compensation Plan Information
The Company has no equity compensation plans or arrangements and had no such plans or arrangements at December 31, 2008.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following Management’s Discussion and Analysis, or MD&A, is intended to aid the reader in understanding us, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the notes accompanying those financial statements, which are included in this Annual Report on Form 10-K. MD&A includes the following sections:
•	Recent Developments — a description of important events that have recently occurred.
•	Our Business — a general description of our business, our objectives, our areas of focus and the challenges and risks of our business.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review — an analysis of our consolidated results of operations for the periods presented in this Annual Report on Form 10-K.
•	Liquidity, Capital Resources and Financial Position — an analysis of our cash flows and debt and contractual obligations; and an overview of our financial condition.
Recent Developments
Consulting Agreement. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. The Agreement for Project Staffing Services provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co.
Demand Promissory Note. On March 25, 2009, the Company received a loan in the amount of $750,000 from Radical Holdings LP issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
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
Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. During the nine months ended September 30, 2007, we recorded one live event. We sold, or delivered under contract, 1,057 recordings of events during the nine months ended September 30, 2007. As of October 1, 2007, Immediatek ceased retail sales of DiscLive products in conjunction with its decision not to further pursue that line of business, which was based on an evaluation of the DiscLive business and its prospects conducted by management in early August 2007. Based upon this evaluation, it was determined that not pursuing this line of business was in the best interest of Immediatek’s stockholders.

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
In addition, IMKI Ventures plans to continue to search for additional platforms on which the widget could operate on. One such potential platform that IMKI Ventures is examining is interactive television. Interactive television, sometimes informally called “tru2way”, may permit RadicalBuy to provide buyers and sellers with a forum that could be accessed through cable television, a computer connected to a television (such as Apple TV) or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii.
RadicalBuy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. The final value selling fee is based on a tiered platform. The fee schedule is 5% of the first $25 in value, plus 3% of the value from $25 to $1,000, plus 1.5% of the value over $1,000. The maximum final selling value fee is $500 per item.
On July 18, 2008, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.
History of Operating Losses
The following table presents our net loss and cash used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2008	2007

Net loss	$(1,042,225)	$(2,170,306)
Net cash used in operating activities	$(874,346)	$(460,972)
Our net loss for 2008 includes $123,188 for impairment of fixed assets and assets held for sale. Our net loss for 2007 includes $1,812,902 for impairment of goodwill, intangible and fixed assets related to the discontinuance of the DiscLive operations and $159,994 as a gain resulting from the change in estimate of certain payroll and sales tax liabilities. Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 includes an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and substantial accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
We funded our operations during the year ended December 31, 2008, primarily from the proceeds generated by the sale of the Series A and Series B Convertible Preferred Stock in 2006 and 2008. See “Liquidity and Capital Resources and Financial Position” beginning on page 23.
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
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 24).
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Recoverability of Long-Lived Assets. Management reviews long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. An assessment of recoverability involves comparing the carrying value of the asset with its recoverable amount, typically the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the expected cash flows from a non-current asset were determined to be less than its carrying value, an impairment would be charged to the income statement. During the year ended December 31, 2008, we recorded an impairment charge for fixed assets and assets held for sale of $123,188.
•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.
•	Revenue Recognition. With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. To date, minimal revenues have been generated from RadicalBuy.
DiscLive primarily delivered products sold by it through shipment to the customer. Revenue was recognized upon shipment of the product to the customer. A smaller percentage of revenues were recognized at the point of sale at the event being recorded. Certain customers purchased and accepted hand delivery of the product on-site at the event.
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 1 — Description of Business and Summary of Significant Accounting Policies” commencing on page F-7.

Recent Accounting Standards and Pronouncements
Refer to “Note 1 — Description of Business and Summary of Significant Accounting Policies” accompanying the consolidated financial statements commencing on page F-7 for a discussion of recent accounting standards and pronouncements.
Operations Review
The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	For the Year Ended December 31		2008 vs 2007
	2008	2007	Change	% Change

Revenues	$842	$25,629	$(24,787)	(97)%
Cost of revenues	—	21,665	(21,665)	(100)

Gross margin	842	3,964	(3,122)	(79)
Gross margin percentage	100%	15%

General and administrative expenses	49,434	24,571	24,863	101
Consulting services	32,906	9,255	23,651	256
Consulting services — related party	—	121,723	(121,723)	(100)
Professional fees	159,636	158,169	1,467	1
Salaries and benefits	631,749	134,900	496,849	368
Non-cash consulting expense — related party	42,000	42,000	—	—
Depreciation and amortization	28,202	40,810	(12,608)	(31)
Gain on sale of assets held for sale	(76)	(174)	98	56
Change in estimate of payroll and sales tax liabilities	—	(159,994)	159,994	100
Impairment of goodwill and intangibles	—	1,792,570	(1,792,570)	(100)
Impairment of fixed assets and assets held for sale	123,188	20,332	102,856	506
Settlement of dispute	—	22,000	(22,000)	(100)

Net operating loss	(1,066,197)	(2,202,198)	1,136,001	52

Other income -related party	19,388	5,839	13,549	232
Interest income	4,584	26,053	(21,469)	(82)

Net loss	$(1,042,225)	$(2,170,306)	1,128,081	52%

Deemed dividend related to beneficial conversion feature on Series B convertible stock	(205,145)	—	(205,145)	(100)

Net loss attributable to common stockholders	$(1,247,370)	$(2,170,306)	$922,936	43%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	495,034	40,287	8%

Basic and diluted loss per share attributable to common stockholders	$(2.33)	$(4.38)	2.05	47%

Revenues. The decrease in revenues is attributable to the discontinuation of the DiscLive business in October 2007. As of December 31, 2008, revenues generated from RadicalBuy have been minimal.
We expect revenues for 2009 to increase as we continue to implement RadicalBuy and attract users. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.

Cost of Revenues. Costs of revenues decreased in 2008 as compared to 2007 due to the discontinuation of DiscLive operations. RadicalBuy operations do not have direct costs of revenues.
General and Administrative Expense. General and administrative expense increased for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The difference was a result of increased webhosting expenses and supplies purchased in support of the RadicalBuy application.
Consulting Services. Costs for consulting services increased during the year ended December 31, 2008 as compared to the year ended December 31, 2007, due to the retention of an outside consultant related to the launch of a feature on our website. Related party consulting services decreased compared to the same period last year because for the year ended December 31, 2007, part-time services provided by Darin Divinia and certain other current employees of the Company were provided pursuant to a consulting agreement with a related party entity. Because these individuals are now direct, full time employees of the Company, these related party consulting service costs are no longer incurred by the Company. However, salary and benefit expenses have increased compared to the same period in 2007 due to the employment of these individuals.
Professional Fees. We expect professional fees to increase in 2009, as compared to the year ended December 31, 2008, in connection with anticipated increases in fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we attempt to expand our operations.
Salaries and Benefits. The increase in salaries and benefits expense for the year ended December 31, 2008, as compared to the year ended December 31, 2007, is attributable to the employment of Darin Divinia, Steve Watkins and Adam Greenspan in January of 2008.
Change in Estimate of Payroll and Sales Tax Liability. During 2007, as we settled sales taxes and payroll taxes with certain authorities, we wrote-off accruals in the amount of $159,994.
Impairment of Goodwill and Intangibles. During the year ended December 31, 2007, we impaired goodwill and intangibles and recorded a charge of $1,792,570.
Impairment of Fixed Assets and Assets Held for Sale. The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 2008 and 2007, the Company recorded an impairment charge of $123,188 and $20,332, respectively.
Settlement of Dispute. This amount represents the amount that we paid to settle certain disputes with a prior employee.
Other Income — Related Party. During 2007, this income was derived from the Services Agreement between DiscLive and HDNet LLC. The Services Agreement provided that the Chief Executive Officer of DiscLive would assist HDNet LLC with sales and content acquisition. In exchange for those services, HDNet LLC paid DiscLive $3,950 per month (prorated on a daily basis for any partial month). In light of the resignation of the then Chief Executive Officer, DiscLive and HDNet LLC mutually decided to terminate the Services Agreement. Accordingly, no income was realized after June 5, 2007 pursuant to this Services Agreement. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. These agreements provide that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. and Silver Cinemas Acquisition Co. For the year ended December 31, 2008, we earned $19,388 under these agreements.

Interest Income. Interest income decreased during the year ended December 31, 2008, as compared to the same period in 2007, due to smaller cash balances in 2008.
Income Taxes. There was no Federal income tax expense recorded for the year ended December 31, 2008 or 2007, due to a net loss in each period. We do not record deferred tax benefits related to net operating losses because of the uncertainty of realizing those benefits.
Deemed Dividend Related to Beneficial Conversion Feature on Series B Convertible Preferred Stock. On July 18, 2008, we issued 69,729 shares of our Series B Convertible Preferred Stock at $7.17092619 per share to Radical Holdings LP for cash proceeds of $500,000. The beneficial conversion feature represents the difference between the fair market value of our common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. We recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the beneficial conversion feature of $205,145.
Liquidity and Capital Resources and Financial Position
General
In January 2006, we entered into the Securities Purchase Agreement, or the Purchase Agreement, with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness through much of 2008. On July 18, 2008, we and Radical Holdings LP entered into a second Securities Purchase Agreement with Radical Holdings LP. This transaction provided us with an aggregate of $500,000 in funds. The proceeds from the issuance and sale of the Series B Convertible Preferred Stock were utilized to pay all outstanding liabilities though the end of 2008 and for several months of 2009.
On March 25, 2009, the Company issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) to evidence a loan from Radical Holdings LP of $750,000.
As of December 31, 2008, we had $223,651 of operating funds, which in conjunction with the proceeds of the Demand Promissory Note issued on March 25, 2009, management anticipates will sustain our operations, as presently conducted, through the first quarter of 2010. By the end of the first quarter of 2010, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations.
On October 1, 2007, we ceased retail sales of the DiscLive product after a comprehensive evaluation of the DiscLive business. On October 23, 2007, however, we launched RadicalBuy, a new online marketplace, and direct our available funds to the operation and growth of that business. Our goal is to grow the use of RadicalBuy, which will generate revenue to support our operations. We intend to continue to improve and expand our website and roll-out other features to support its growth, as well as pay features. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities.
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
Operating Activities. Cash used in operations was $874,346 in the year ended December 31, 2008, as compared to $460,972, in the year ended December 31, 2007.

Investing Activities. Cash provided by investing activities for the year ended December 31, 2008 was $8,210, as compared to cash used in investing activities of $1,800 for the year ended December 31, 2007.
Financing Activities. For the year ended December 31, 2008, $500,000 was provided by financing activities while no cash was provided by financing activities for the year ended December 31, 2007. The increase in 2008 is attributable to the issuance and sale of the Series B Convertible Preferred Stock to Radical Holdings LP in 2008 that resulted in proceeds of $500,000.
Indebtedness
At December 31, 2007 and 2008, we did not have any outstanding indebtedness for borrowed money. On March 25, 2009, we received a loan in the amount of $750,000 from Radical Holdings LP and we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
Contractual Obligations and Commercial Commitments
The following table highlights, as of December 31, 2008, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$10,800	$10,800	$—

Total:	$10,800	$10,800	$—

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
Liquidity
We believe that the funds received from the issuance of the Demand Promissory Note on March 25, 2009 will provide us with the necessary funds to operate our business until the first quarter of 2010. Because our main line of business, RadicalBuy, has a short operating history, we anticipate that our operating activities will not generate a material amount of cash in the near term. While we are undertaking various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we will be required to seek additional funds by the end of the first quarter of 2010 to fund our future operating activities.
Item 8. Financial Statements and Supplementary Data.
Our audited consolidated financial statements and accompanying footnotes can be found beginning with the Index to Consolidated Financial Statements on page F-1, which follows the signature page of this Annual Report on Form 10-K.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T). Controls and Procedures.
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
•	the timeliness of the disclosures made by us since the change in control of us and retention of new management personnel;

•	the effectiveness of our disclosure policy, which encourages open and timely disclosure of material events, and the procedures established to implement that policy;

•	the limited number of people within our organization, which provides for detail knowledge of our activities and issues, and the amount and pattern of communications among them;

•	the tone established for compliance with all disclosure requirements within our organization;

•	all constructive comments received from, or suggested by, legal counsel and investors concerning our disclosures and activities have been timely and adequately addressed;

•	whether management has addressed all disclosure issues encountered during the most recent year; and

•	the effectiveness of our Code of Business Conduct and Ethics which provides methods to report violations of our disclosure policies.
The effectiveness of our disclosure controls and procedures also was considered in light of the prior conclusion that we had ineffective internal controls over financial reporting, which conclusion was based in large part upon the restatement of our financial statements for the period ended September 30, 2006 and our limited number of personnel. The chief executive officer and president considered the underlying reasons for the restatement, which were different interpretations of certain provisions of several complex accounting policies, including “push-down” accounting. In addition, we had a limited number of personnel within our organization, which we believe prevented us from meeting the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nevertheless, based upon a number of factors, including the revisions to our previously issued financial statements, our retention of outside consultants, our plan for remediation and other procedures designed to assist us in ensuring the reliability of our financial statements, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.
Based upon the evaluation for the year ended December 31, 2008, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2008), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Our chief executive officer and president is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the COSO in Internal Control-Integrated Framework. In light of the restatement of our financial statements for the period ended September 30, 2006, as discussed above, management determined that the ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has determined that this control deficiency constituted a material weakness as of December 31, 2008. Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on criteria set forth by the COSO. The Company’s management has identified the steps necessary to address the material weakness described above, and has begun to execute remediation plans, including the implementation of policies and procedures and the retention of outside consultants. The Company believes that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Report and that these measures have been effective to ensure that information required to be disclosed in this Report has been recorded, processed, summarized and reported correctly.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls
As a result of our conclusion that our internal control over financial reporting was ineffective during 2007 and 2008, we retained an outside consulting firm to assist us in reviewing our internal controls and to assist in designing and implementing effective controls. Based on information received from our consultant, we have implemented policies and procedures and retained the services of outside consultants that we believe have improved our internal control over financial reporting. Other than the implementation of these policies and procedures and the retention of these consultants, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation. We discuss with and disclose these matters to our Board of Directors and our auditors.
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

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by this Item 10 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.
Item 11. Executive Compensation.
The information called for by this Item 11 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this Item 12 is contained in our definitive Information Statement to be filed with the SEC and in Item 5 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this Item 13 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item 14 is contained in our definitive Information Statement to be filed with the SEC and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-K:

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

4.4	**
Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of July 18, 2008 and filed with the Secretary of State of the State of Nevada on July 18, 2008.

4.5	**	Form of stock certificate for Series B Convertible Preferred Stock.

10.1
Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.2
Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.3
Services Agreement, dated as of May 10, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2007 (filed on May 14, 2007) and incorporated herein by reference).

10.4
Agreement of Mutual Termination of Services Agreement, dated as of July 5, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2007 (filed on August 14, 2007) and incorporated herein by reference).

10.5
Asset Purchase Agreement, dated as of August 31, 2007, by and among the Registrant, IMKI Ventures, Inc. and Radical Holdings LP (filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.6
Services Agreement, dated September 1, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.7
First Amendment to Services Agreement, dated November 30, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference).

10.8	*	Summary of verbal arrangement for compensation for Darin Divinia (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.9	*	Summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.10	*
Updated summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008 and incorporated herein by reference).

10.11
Agreement for Project Staffing Services, dated February 28, 2008, by and between Immediatek, Inc. and HDNet Fights, Inc (filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.12
Letter agreement, dated February 28, 2008, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.13
Securities Purchase Agreement, dated July 18, 2008, by and between Immediatek, Inc. and Radical Holdings LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2008 and incorporated herein by reference).

10.14
Agreement for Project Staffing Services, dated February 6, 2009, by and between Immediatek, Inc. and Silver Cinemas Acquisition Co. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2009 and incorporated herein by reference).

10.15
Demand Promissory Note, dated March 25, 2009, issued to Immediatek, Inc. to the order of Radical Holdings LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference).

14.1		Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Current Report on Form 10-KSB filed on March 28, 2008 and incorporated herein by reference.)

21.1	**	Subsidiaries of the Registrant.

31.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	Immediatek, Inc.¸ a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)
In accordance with the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA Darin Divinia	Director, President and Chief Executive Officer (principal executive and financial officer)	March 31, 2009

/s/ ROBERT S. HART Robert S. Hart	Director and Secretary	March 31, 2009

S-1

IMMEDIATEK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immediatek, Inc.
We have audited the accompanying consolidated balance sheets of Immediatek, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company’s ability as a going concern. Management’s plans as they related to these issues are also explained in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KBA GROUP LLP
Dallas, Texas
March 31, 2009

Immediatek, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

Assets

Current assets:
Cash	$223,651	$589,787
Accounts receivable (including $7,859 due from a related party at December 31, 2008)	7,911	3,575
Prepaid expenses and other current assets	2,650	3,088

Total current assets	234,212	596,450

Fixed assets, net	3,857	102,672
Assets held for sale	7,595	68,304

Total Assets	$245,664	$767,426

Liabilities and Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $2,308 and $23,976 due to related parties at December 31, 2008 and 2007, respectively)	$2,308	$24,026
Accrued liabilities	3,245	3,064

Total current liabilities	5,553	27,090

Series A convertible preferred stock (conditionally redeemable); $0.001 par value, 4,392,286 shares authorized, issued and outstanding at December 31, 2008 and December 31, 2007; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value, 69,726 shares authorized, issued and outstanding at December 31, 2008 and none authorized, issued and outstanding at December 31, 2007; redemption/liquidation preference of $500,000	500,000	—

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321 shares issued and outstanding at December 31, 2008 and 2007	535	535
Additional paid-in capital	121,102	79,102
Accumulated deficit	(3,381,526)	(2,339,301)

Total stockholders’ deficit	(3,259,889)	(2,259,664)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$245,664	$767,426

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007

Revenues	$842	$25,629
Cost of revenues	—	21,665

Gross margin	842	3,964

Expenses:
General and administrative expenses	49,434	24,571
Consulting services	32,906	9,255
Consulting services — related party	—	121,723
Professional fees	159,636	158,169

Salaries and benefits	631,749	134,900
Non-cash consulting expense — related party	42,000	42,000
Depreciation and amortization	28,202	40,810
Gain on sale of assets held for sale	(76)	(174)
Change in estimate of payroll tax and sales tax liabilities	—	(159,994)
Impairment of goodwill and intangible assets	—	1,792,570
Impairment of fixed assets and assets held for sale	123,188	20,332
Settlement of dispute	—	22,000

Total expenses	1,067,039	2,206,162

Net operating loss	(1,066,197)	(2,202,198)
Other income:
Other income — related party	19,388	5,839
Interest income	4,584	26,053

Net loss	(1,042,225)	(2,170,306)

Deemed dividend related to the beneficial conversion feature on Series B convertible preferred stock	(205,145)	—

Net loss attributable to common stockholders	$(1,247,370)	$(2,170,306)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	495,034

Basic and diluted loss per common share	$(2.33)	$(4.38)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	474,807	$475	$(65,614)	$(168,995)	$(234,134)

Shares issued for acquisition of assets	60,514	60	151,226	—	151,286
Deemed contribution for services provided by stockholder	—	—	42,000	—	42,000
Deemed distribution to stockholder	—	—	(48,510)	—	(48,510)
Net loss	—	—	—	(2,170,306)	(2,170,306)

Balance, December 31, 2007	535,321	535	79,102	(2,339,301)	(2,259,664)

Deemed contribution for services provided by stockholder	—	—	42,000	—	42,000
Net loss	—	—	—	(1,042,225)	(1,042,225)

Balance, December 31, 2008	535,321	$535	$121,102	$(3,381,526)	$(3,259,889)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(1,042,225)	$(2,170,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,202	40,810
Non-cash consulting expenses — related party	42,000	42,000
Gain on sale of assets held for sale	(76)	(174)
Change in estimate of payroll tax liability	—	(159,994)
Impairment of goodwill and intangibles	—	1,792,570
Impairment of fixed assets and assets held for sale	123,188	20,332
Changes in operating assets and liabilities:
Accounts receivable	(4,336)	3,103
Prepaid expenses and other current assets	438	(174)
Accounts payable	(21,718)	2,474
Accrued liabilities	181	(31,613)

Net cash used in operating activities	(874,346)	(460,972)

Cash flows from investing activities
Purchase of fixed assets	—	(5,336)
Proceeds from the sale of fixed assets	8,210	3,536

Net cash provided by (used in) investing activities	8,210	(1,800)

Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock	500,000	—

Net decrease in cash	(366,136)	(462,772)
Cash — beginning	589,787	1,052,559

Cash — ending	$223,651	$589,787

Supplemental disclosures:

Interest paid	$—	$—

Income taxes paid	$—	$—

Supplemental non-cash investing and financing activities:
Number of shares issued for acquisition of assets	—	60,514

Value of shares issued for acquisition of assets	$—	$151,286

See accompanying notes to consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Prior to October 1, 2007, Immediatek, Inc. (the “Company” or “Immediatek”), through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is an online marketplace that, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. RadicalBuy also enables sellers to list their items across various internet platforms such as their Facebook page, MySpace page, blog or web page through the use of a “widget” that is currently available from our RadicalBuy website.
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
Going Concern: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing during the first quarter of 2010, when required, could have a material adverse effect on the operations and financial condition of the Company.
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
Cash and Cash Equivalents: The Company classifies all highly liquid investments with initial maturities of three months or less at the time of purchase as cash equivalents. At times, cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit.
Fair Value of Financial Instruments: Unless otherwise disclosed, the fair values of financial instruments approximate their carrying amount due primarily to their short-term nature.
Fixed Assets: Fixed assets are stated at cost less accumulated depreciation and amortization. The following table summarizes the estimated remaining useful lives of fixed assets of the Company at December 31, 2008:

Estimated
Remaining
Useful Lives
Computer equipment	2 – 29 months
Office furniture and equipment	5 – 14 months
The following table summarizes the fixed assets of the Company at December 31, 2008 and 2007:

	2008	2007

Computer equipment	$23,693	$23,808
Office furniture and equipment	3,605	3,605
Capitalized website development costs	—	94,150

	27,298	121,563
Less accumulated depreciation and amortization	(23,441)	(18,891)

Fixed assets, net	$3,857	$102,672

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force, or EITF, Issue No. 00-02, Accounting for Website Development Costs. Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. The RadicalBuy software platform was placed into service during the fourth quarter of 2007. As of December 31, 2007, the Company had $94,150 of capitalized website development costs, included in fixed assets, and related accumulated amortization of $4,708. The Company began amortizing the capitalized website development costs upon deployment in October 2007 over its estimated useful life of 60 months. During 2008, the Company determined that the website development costs were fully impaired. Accordingly, during 2008 the Company recorded an impairment charge of $70,613.
Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are impaired, retired or sold, the costs and related accumulated depreciation/amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation and amortization expense related to fixed assets totaled $9,372 and $30,982 for the years ended December 31, 2008 and 2007, respectively.
Goodwill: Management evaluates goodwill for impairment on an annual basis, or more frequently if events occur that provide indications of impairment. Annually, or if indicators of potential impairment exist, we perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential impairment by comparing the fair value of the single reporting unit to its carrying value. We estimate fair value using the discounted cash flows method. If the carrying value is less than the fair value, we would complete step two in the impairment review process, which measures the amount of impairment. We test the reasonableness of the inputs and outcomes of the discounted cash flow analysis. During the second quarter of 2007 we performed our annual impairment test of goodwill and determined that goodwill was fully impaired. Accordingly, we recorded an impairment charge for goodwill of $1,765,493.
Long-lived Assets: The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 2008 and 2007, the Company determined that certain fixed assets, intangibles and assets held for sale were impaired and accordingly recorded an impairment charge of $150,265 and $20,332, respectively.
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
Revenue Recognition: With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. As of December 31, 2008, revenues generated from RadicalBuy have been minimal.
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

Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with SFAS 123 (revised 2004), Share Based Payment (“SFAS 123R”). Under SFAS 123R, compensation cost related to stock based compensation is measured based on the award’s grant date fair value and is expensed on a straight-line basis over the period the award is earned by the employee.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at December 31, 2008 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive. Options to purchase 1,625 shares of common stock and Series A convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at December 31, 2007 were not included in the computation of diluted loss per share as their inclusion would be anti-dilutive.
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
Recent Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), SFAS 157 was partially effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the remaining provisions of SFAS 157 will have a material impact on our consolidated financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141(R) could have a material impact to the consolidated financial statements for business combinations entered into after the effective date of FAS 141(R).
In December 2007, FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51” (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe the adoption of FAS 160 will have a material impact on our consolidated financial statements.
NOTE 2 — GOING CONCERN
As shown in the accompanying consolidated financial statements, as of December 31, 2008, the Company had an accumulated deficit of $3,381,526. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
In January 2006, the Company entered into the Securities Purchase Agreement with Radical Holdings LP. This transaction was consummated on June 8, 2006, and provided us with an aggregate of $2,653,000 in funds, which is net of $347,000 of funds previously loaned to us by Radical Holdings LP and credited towards the purchase price of the Series A Convertible Preferred Stock. In accordance with the Securities Purchase Agreement, the proceeds from the issuance and sale of the Series A Convertible Preferred Stock were utilized to pay all outstanding liabilities, including, among others, taxes, accounts payable and indebtedness through much of 2008. On July 18, 2008, the Company and Radical Holdings LP entered into a second Securities Purchase Agreement with Radical Holdings LP. This transaction provided us with an aggregate of $500,000 in funds. The proceeds from the issuance and sale of the Series B Convertible Preferred Stock were utilized to pay all outstanding liabilities though the end of 2008 and for several months of 2009.
On March 25, 2009, the Company issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) to evidence a loan from Radical Holdings LP of $750,000.
As of December 31, 2008, we had $223,651 of operating funds, which in conjunction with the proceeds of the Demand Promissory Note issued on March 25, 2009, management anticipates will sustain our operations, as presently conducted, until the first quarter of 2010. At the end of the first quarter of 2010, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds. No assurances, however, can be given that those opportunities can be realized upon, if available.

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
NOTE 3 — SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK
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
On July 18, 2008, pursuant to a separate Securities Purchase Agreement, between the Company and Radical Holdings LP, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.
A holder of a share of Series A or Series B Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of shares of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted. As of March 31, 2009, Radical Holdings LP beneficially owned 98% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.
Series A and Series B Convertible Preferred Stock. Below is a summary of the material terms of the Series A and Series B Convertible Preferred Stock and certain restrictions imposed upon us.
Dividends. The holders of the Series A and Series B Convertible Preferred Stock are not entitled to any preferential dividends. Holders of the Series A and Series B Convertible Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on shares of our common stock.
Liquidation. Upon our liquidation, dissolution or winding up, an acquisition of us that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Convertible Preferred Stock, pari passu with Series B Convertible Preferred Stock are entitled to receive, out of our legally available funds and assets, before any payment is made to any shares of our common stock or other junior stock, an amount per share equal to the greater of:
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
If our legally available funds and assets are insufficient to pay the holders of shares of the Series A and Series B Convertible Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Convertible Preferred Stock and the holders of the shares of Series B Convertible Preferred Stock and the holders of our capital stock that are on parity with the Series A and Series B Convertible Preferred Stock will share ratably in any distribution of our remaining legally available funds and assets.
Ranking. The Series A and Series B Convertible Preferred Stock shall, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, rank pari passu with Series A Series B Convertible Preferred Stock and senior to the shares of Company common stock and other junior stock.
Conversion. The shares of Series A and Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of our common stock representing 96.50809% of the total number of shares of our common stock outstanding after giving effect to the conversion. Accordingly, in the event that we should issue additional shares of common stock before conversion of the Series A and Series B Convertible Preferred Stock, the conversion price per share is subject to downward adjustments in order to cause the holders of the Series A and Series B Convertible Preferred Stock, collectively, to own 96.50809% of our outstanding shares of common stock upon conversion of all Series A and Series B Convertible Preferred Stock. The conversion price of a share of Series A and Series B Convertible Preferred Stock into shares of our common stock also is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.
The Series A and Series B Convertible Preferred Stock is convertible at any time into Company common stock. An intrinsic value exists for a beneficial conversion feature if the market value of the Company common stock that can be acquired by conversion of the Series A and Series B Convertible Preferred Stock is greater than the carrying value of those shares before issue costs.
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
On July 18, 2008, the Company issued 69,726 shares of Series B Convertible Preferred Stock at a per share price of $7.17092619 to Radical Holdings LP for cash proceeds of $500,000. The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion. The Company recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the beneficial conversion feature of $205,145.
Voting. The holders of the shares of Series A and Series B Convertible Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by our stockholders. Each holder of a share of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted. Except as required by law on matters requiring class voting, the holders of the Series A and Series B Convertible Preferred Stock and our common stock vote together as a single class.

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
Protective Provisions. Unless the directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement control our board of directors with respect to all actions, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, except where the vote or written consent of the holders of a greater number of our shares is required by law or by our articles of incorporation, and in addition to any other vote required by law or by our articles of incorporation, we cannot, and we shall cause our subsidiaries not to, as applicable, without the prior vote or written consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding:
(v) amend our articles or bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Convertible Preferred Stock or the shares issuable upon conversion of the Series A Convertible Preferred Stock;
(w) reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on parity with, the Series A Convertible Preferred Stock;
(x) authorize or issue any additional shares of capital stock (other than to holders of the Series A Convertible Preferred Stock);
(y) merge or consolidate with or into any corporation or other person;
(z) sell all or substantially all of our respective assets in a single transaction or series of related transactions;
(aa) license all or substantially all of our respective intellectual property in a single transaction or series of related transactions;
(bb) liquidate or dissolve;
(cc) alter any rights of the holders of the Series A Convertible Preferred Stock or change the size of the board of directors;
(dd) declare or pay any dividends (other than dividends payable to us or our subsidiaries) on, or declare or make any other distribution, directly or indirectly, on account of, any shares of our common stock now or hereafter outstanding;
(ee) repurchase any outstanding shares of capital stock;
(ff) approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;
(gg) increase the salary of any officer or employee or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding;

(hh) retain, terminate or enter into any salary or employment negotiations or employment agreement with any employee or any future employee;
(ii) incur indebtedness (other than trade payables) or enter into contracts or leases that require payments in excess of $5,000 in the aggregate;
(jj) make or incur any single capital expenditure;
(kk) award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;
(ll) make any material change in the nature of our business or enter into any new line of business, joint venture or similar arrangement;
(mm) pledge our assets or guarantee the obligations of any other individual or entity;
(nn) recommend approval of any new equity incentive plan;
(oo) form or acquire any subsidiary, joint venture or similar business entity; or
(pp) directly or indirectly enter into, or permit to exist, any material transaction with any affiliate of us, any director or officer or any affiliate of a director or officer, or transfer, pay, loan or otherwise obligate us to give cash, services, assets or other items of value to affiliates, officers or directors or any affiliate of a officer or director or commit to do any of the preceding after June 8, 2006, except for employee compensation or for reimbursement of ordinary business expenses.
Registration and Other Rights. The Investor’s Rights Agreement grants Radical Holdings LP certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected.
Classification. Since the redemption right with respect to the Series A and Series B Convertible Preferred Stock is conditional, the Series A and Series B Convertible Preferred Stock is not a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but should be classified as equity. Based on the guidance in EITF D-98, Classification and Measurement of Redeemable Securities, however, the Series A and Series B Convertible Preferred Stock is classified outside of permanent stockholders’ equity. Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical Holdings LP controls over 50% of the voting securities of the Company since the Series A and Series B Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote. Therefore, Radical Holdings LP would be able to control a vote to redeem the Series A and Series B Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A and Series B Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.
NOTE 4 — ACQUISTION OF ASSETS
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
NOTE 5 — STOCKHOLDERS’ DEFICIT
The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. Of the preferred stock, 4,392,286 shares have been designated as Series A Convertible Preferred Stock and 69,726 have been designated as Series B Convertible Preferred Stock. All shares of common stock issued prior to June 6, 2006, are subject to preemptive rights, which entitle the holder of that common stock to purchase additional shares of common stock with respect to issuances of common stock, or any security convertible into shares of common stock, prior to June 6, 2006 in certain circumstances.
On August 31, 2007, the Company issued 60,514 shares of Company common stock to Radical Holdings LP. The shares of Company common stock were issued in accordance with an Asset Purchase Agreement (See “Note 4 — Acquisition of Assets” above).
NOTE 6 — WARRANTS AND STOCK OPTIONS
Warrants to purchase the Company’s common stock:
The following table summarizes information with respect to warrants for the years ended December 31, 2008 and 2007:

	2008		2007
	Number of Shares	Weighted	Number of Shares	Weighted
	Underlying	Average	Underlying	Average
	Warrants	Exercise Price	Warrants	Exercise Price

Balance, January 1	—	$—	37,425	$23.28
Warrants granted	—	—	—	—
Warrants expired	—	—	(37,425)	23.28
Warrants exercised	—	—	—	—

Balance, December 31	—	$—	—	$—

Exercisable, December 31	—	$—	—	$—

Options to purchase Company common stock:
On May 6, 2005, the Company entered into a consulting agreement with an individual. As consideration for services to be performed under the consulting agreement, the Company granted to this individual an option to purchase 6,500 shares of Company common stock that vested in 36 equal monthly installments at the end of each calendar month, commencing in May 2005, so long as the consulting arrangement was in effect. The consulting agreement was terminated on February 14, 2006. As a result and in accordance with the option agreement, the shares acquirable pursuant to this option ceased to vest after nine monthly installments, which resulted in 1,625 vested shares under this option. The term of this option for the vested shares expired on May 5, 2008.

The following table summarizes the information with respect to stock options for the years ended December 31, 2008 and 2007:

	2008		2007
	Number of Shares	Weighted	Number of Shares	Weighted
	Underlying Stock	Average	Underlying Stock	Average
	Options	Exercise Price	Options	Exercise Price

Balance, January 1	1,625	$15.00	1,625	$15.00
Stock options granted	—	—	—	—
Stock options expired	(1,625)	15.00	—	—
Stock options exercised	—	—	—	—

Balance, December 31	—	$—	1,625	$15.00

Exercisable, December 31	—	$—	1,625	$15.00

NOTE 7 — ACCRUED LIABILITIES
On July 17, 2007, the Company paid $21,266 in penalties and interest to the United States Treasury for payroll taxes that previously were not paid timely. Accordingly, based on this information, the Company revised its estimate of the amount that would be assessed for penalties and interest and reduced its payroll tax liability by $159,994 during the year ended December 31, 2007.
NOTE 8 — RELATED PARTY TRANSACTIONS
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
Asset Purchase Agreement: On August 31, 2007, IMKI Ventures, a newly formed, wholly-owned subsidiary of the Company, consummated the acquisition of certain assets from Radical Holdings LP pursuant to that certain Asset Purchase Agreement, dated August 31, 2007, by and among the Company, IMKI Ventures and Radical Holdings LP (See “Note 4 — Acquisition of Assets”).
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

Office Space: On February 28, 2008, we entered into a letter agreement amending our Sublease with HDNet LLC for our current office space. The letter agreement extends the term of the Sublease until December 31, 2009. The rent is $900 per month, utilities included. We sublease from HDNet LLC approximately 600 square feet of office space. The rent is $900 per month, utilities included. This Sublease commenced on March 1, 2007. On February 28, 2008, we entered into a letter agreement amending our sublease to extend the term until December 31, 2009. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. As of December 31, 2008, future minimum lease payments required are $10,800 for 2009.
Consulting Agreements: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. These agreements provide that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. and Silver Cinemas Acquisition Co. For the year ended December 31, 2008, we earned $19,388 under these agreements. At December 31, 2008, $7,859 was due from these related parties.
Securities Purchase Agreement: On July 18, 2008, we entered into a Securities Purchase Agreement with Radical Holdings LP. This document governs the purchase and sale of the Series B Convertible Preferred Stock. Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into that aggregate number of full shares of Company common stock representing at least 1.50809% of the total voting power of all outstanding shares of capital stock of the Company, including outstanding common stock.
NOTE 9 — INCOME TAXES
While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock. The Company believes that the use of loss carryforwards generated prior to the issuance and sale of the Series A Convertible Preferred Stock will be limited to approximately $133,000 per year for the next 18 years. Future benefits, if any, derived from the use of these loss carryforwards will be applied first to reduce to zero any goodwill resulting from the transaction, second to reduce to zero other non-current intangible assets related to the transaction and, third, to reduce income tax expense. The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carryforwards in future periods.
The following table presents the components of the deferred tax asset and liabilities at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss — acquired	$771,630	$817,020
Net operating loss — successor	687,805	367,875
State tax credit	152,606	153,029
Amortization	59,736	60,501
Depreciation	18,134
Valuation allowance	(1,689,911)	(1,392,791)

Deferred tax asset, net	$—	$5,634

Deferred tax liability:
Depreciation	$—	$5,634

Deferred tax liability	—	5,634

Net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes. The sources and tax effects of the differences are as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Income tax benefit at statutory rate	$(354,357)	$(737,904)
Permanent differences	14,280	614,548
Expiration of NOL	45,390	90,780
Change in state tax rate	—	(15,209)
Change in valuation allowance	297,119	111,253
Prior year differences	655	(57,571)
Other	(3,087)	(5,897)

	$—	$—

The state tax rate changed during 2008 due to the newly enacted Texas Margin Tax which imposes a 1% tax on revenues, less certain costs, generated from Texas activities. The legislation also provides a temporary credit for Texas business carryovers existing through 2006 to be utilized to offset the Texas Margin Tax.
NOTE 10 — SUBSEQUENT EVENTS
Consulting Agreement. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co.
Demand Promissory Note. On March 25, 2009, the Company received a loan in the amount of $750,000 from Radical Holdings LP and in exchange for the loan, issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).

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

4.4	**
Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of July 18, 2008 and filed with the Secretary of State of the State of Nevada on July 18, 2008.

4.5	**	Form of stock certificate for Series B Convertible Preferred Stock.

10.1
Sublease, dated as of February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.2
Management Services Agreement, dated as of February 23, 2007, but effective as January 1, 2007, by and among the Registrant, DiscLive, Inc. and Radical Incubation LP (filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

10.3
Services Agreement, dated as of May 10, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2007 (filed on May 14, 2007) and incorporated herein by reference).

10.4
Agreement of Mutual Termination of Services Agreement, dated as of July 5, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended June 30, 2007 (filed on August 14, 2007) and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.5
Asset Purchase Agreement, dated as of August 31, 2007, by and among the Registrant, IMKI Ventures, Inc. and Radical Holdings LP (filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.6
Services Agreement, dated September 1, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 6, 2007 and incorporated herein by reference).

10.7
First Amendment to Services Agreement, dated November 30, 2007, by and between the Registrant and Radical Incubation LP (filed as Exhibit 10.24.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference).

10.8	*	Summary of verbal arrangement for compensation for Darin Divinia (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.9	*	Summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.10	*
Updated summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008 and incorporated herein by reference).

10.11
Agreement for Project Staffing Services, dated February 28, 2008, by and between Immediatek, Inc. and HDNet Fights, Inc (filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.12
Letter agreement, dated February 28, 2008, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.13
Securities Purchase Agreement, dated July 18, 2008, by and between Immediatek, Inc. and Radical Holdings LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2008 and incorporated herein by reference).

10.14
Agreement for Project Staffing Services, dated February 6, 2009, by and between Immediatek, Inc. and Silver Cinemas Acquisition Co. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2009 and incorporated herein by reference).

10.15
Demand Promissory Note, dated March 25, 2009, issued to Immediatek, Inc. to the order of Radical Holdings LP. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference).

14.1		Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Current Report on Form 10-KSB filed on March 28, 2008 and incorporated herein by reference.)

21.1	**	Subsidiaries of the Registrant.

31.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.