Form 10-Q
period 2009-03-31
IMMEDIATEK INC
filed 2009-05-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 13, 2009, the issuer had 535,321 shares of common stock outstanding.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2009.
In addition, these forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved. The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$788,319	$223,651
Accounts receivable (including $14,164 and $7,859 due from a related party at March 31, 2009 and December 31, 2008, respectively)	14,164	7,911
Prepaid expenses and other current assets	18,827	2,650

Total current assets	821,310	234,212

Fixed assets, net	2,065	3,857
Assets held for sale	—	7,595

Total Assets	$823,375	$245,664

Liabilities, Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $6,666 and $2,308 due to related parties at March 31, 2009 and December 31, 2008, respectively)	$25,401	$2,308
Accrued liabilities	3,676	3,245
Note payable — related party	750,000	—

Total current liabilities	779,077	5,553

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at March 31, 2009 and December 31, 2008; redemption/liquidation preference value of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at March 31, 2009 December 31, 2008; redemption/liquidation preference value of $500,000	500,000	500,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321 shares issued and outstanding at March 31, 2009 and December 31, 2008	535	535
Additional paid in capital	131,602	121,102
Accumulated deficit	(3,587,839)	(3,381,526)

Total stockholders’ deficit	(3,455,702)	(3,259,889)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$823,375	$245,664

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2009	2008

Revenues	$62	$—
Cost of sales	—	—

Gross margin	62	—

Expenses:
General and administrative expenses	13,016	16,804
Consulting services	—	13,100
Consulting services — related party	10,500	10,500
Professional fees	42,574	86,182
Salaries and benefits	148,687	159,703
Depreciation and amortization	1,793	7,262
Gain on sale of assets held for sale	(54)	(687)

Total expenses	216,516	292,864

Net operating loss	(216,454)	(292,864)

Other income (expense):
Other income — related party	10,458	7,525
Interest income	115	2,392
Interest expense — related party	(432)	—

Net loss	$(206,313)	$(282,947)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321

Basic and diluted loss per common share	$(0.39)	$(0.53)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(206,313)	$(282,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,793	7,262
Non-cash consulting expense — related party	10,500	10,500
Gain on sale of assets held for sale	(54)	(687)
Changes in operating assets and liabilities:
Accounts receivable	(6,253)	(4,003)
Prepaid expenses and other current assets	(16,179)	(9,485)
Accounts payable	23,093	36,023
Accrued liabilities	432	1,796

Net cash used in operating activities	(192,981)	(241,541)

Cash flows from investing activities
Proceeds from sale of assets held for sale	7,649	740

Net cash provided by investing activities	7,649	740

Cash flows from financing activities
Proceeds from issuance of promissory note to related party	750,000	—

Net cash provided by financing activities	750,000	—

Net increase (decrease) in cash	564,668	(240,801)
Cash — beginning	223,651	589,787

Cash — ending	$788,319	$348,986

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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
The Company’s condensed consolidated balance sheet at March 31, 2009 and condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 31, 2009 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
MARCH 31, 2009
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
Business Segments: The Company anticipates that it will primarily operate in the e-commerce line of business.
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
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at March 31, 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive. Options to purchase 1,625 shares of common stock and Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at March 31, 2008, were not included in the computation of diluted loss per share, as the effect of including the options and Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
NOTE 2 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of March 31, 2009, the Company had an accumulated deficit of $3,587,839 and during the three months ended March 31, 2009, the Company incurred a net loss of $206,313 and used cash in operations of $192,981. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
As of March 31, 2009, we had $788,319 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the first quarter of 2010. At the end of the first quarter of 2010, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of 2009. No assurances, however, can be given that those opportunities can be realized upon, if available.
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
NOTE 3 — RELATED PARTY TRANSACTIONS
Demand Promissory Note: On March 25, 2009, the Company received $750,000 from Radical Holdings LP, the controlling shareholder of the Company, under a Demand Promissory Note issued to Radical Holdings LP. The note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier. For the three months ended March 31, 2009, $432 was accrued as interest expense under this agreement.
Consulting Agreement: On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co. For the three months ended March 31, 2009, we earned $8,563 under this agreement. At March 31, 2009, $12,269 was included in accounts receivable as due from this related party.
Office Space: On February 28, 2008, we entered into a letter agreement amending our sublease with HDNet LLC, an affiliate of Radical Holdings LP, for our current office space. The letter agreement extends the term of the sublease until December 31, 2009. The rent is $900 per month, utilities included. We sublease from HDNet LLC approximately 600 square feet of office space. This sublease commenced on March 1, 2007. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. For each of the three months ended March 31, 2009 and 2008, $2,700 is included in general and administrative expenses related to this agreement. As of March 31, 2009, future minimum lease payments required are $8,100 for 2009.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the three months ended March 31, 2009 and 2008, we earned $1,895 and $7,525, respectively, under this agreement. Amounts due to the Company from HD Net Fights, Inc. totaled $1,895 at March 31, 2009.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
Management Services Agreement: On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 or the date on which Radical Holdings LP, it successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action. $10,500 was recorded as consulting services-related party for each of the three months ended March 31, 2009 and 2008 under this agreement.

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
Recent Developments
Action by written consent in lieu of annual meeting. By written consent, dated April 9, 2009, Radical Holdings LP, the holder of 98% of our outstanding voting stock authorized or approved the following actions: the election of Darin Divinia and Robert Hart as directors for one-year terms; and the ratification of the appointment of KBA Group LLP as our independent registered public accounting firm.
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
Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive ceased retail sales of its products in conjunction with the decision not to further pursue that line of business.
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
History of Operating Losses
The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Net loss	$(206,313)	$(282,947)
Net cash used in operating activities	$(192,981)	$(241,541)
Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and substantial accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

We funded our operations during the three months ended March 31, 2009, primarily from the proceeds generated by the sale of the Series B Convertible Preferred Stock in 2008.
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
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 16).
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
Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 31, 2009.
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

Operations Review
The Three Months Ended March 31, 2009 Compared to the Three Months
Ended March 31, 2008

	For the Three Months Ended
	March 31,		2009 vs 2008
	2009	2008	Change	% Change
	(unaudited)	(unaudited)

Revenues	$62	$—	$62	100%

General and administrative expenses	13,016	16,804	(3,788)	(23)
Consulting services- related party	—	13,100	(13,100)	(100)
Non-cash consulting expense — related party	10,500	10,500	—	—
Professional fees	42,574	86,182	(43,608)	(51)
Salaries and benefits	148,687	159,703	(11,016)	(7)
Depreciation and amortization	1,793	7,262	(5,469)	(75)
Gain on sale of assets held for sale	(54)	(687)	633	(92)

Total expenses	216,516	292,864	(76,348)	(26)

Net operating loss	(216,454)	(292,864)	76,410	26

Other income — related party	10,458	7,525	2,933	39
Interest income	115	2,392	(2,277)	(95)
Interest expense — related party	(432)	—	(432)	100

Net loss	$(206,313)	$(282,947)	$76,634	27%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—%

Basic and diluted loss per common share	$(0.39)	$(0.53)	$0.14	26%

Revenues. As of March 31, 2009 and 2008, revenues generated from RadicalBuy have been minimal. We expect revenues for the remainder of 2009 to increase as we continue to implement RadicalBuy and attract users. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
General and Administrative Expense. General and administrative expense decreased for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008. The difference was a result of increased webhosting expenses and supplies purchased in support of the RadicalBuy application during 2008.
Consulting Services. Related party consulting services decreased compared to the same period last year because for the three month period ended March 31, 2008 part-time services provided by Darin Divinia and certain other current employees of the Company were provided pursuant to a consulting agreement with a related party entity. Because these individuals are now direct, full-time employees of the Company, these related party consulting service costs are no longer incurred by the Company.
Professional Fees. The decrease in professional fees for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008, is attributable to legal fees incurred directly by the Company in 2008 in connection with compliance with securities laws. Many of these legal services are now provided under the Management Services Agreement dated February 23, 2007 with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 or the date on which Radical Holdings LP, it successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.

Salaries and Benefits. The decrease in salaries and benefits expense for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008, is attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. These agreements provide that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. and Silver Cinemas Acquisition Co. For the three month period ended March 31, 2009 and 2008, we earned $10,458 and $7,525, respectively, under these agreements.
Interest Income. Interest income decreased during the three months ended March 31, 2009, as compared to the same period in 2008, due to decreased cash balances and a general decline in interest rates.
Liquidity and Capital Resources and Financial Position
General
As of March 31, 2009, we had $788,319 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement”). Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The proceeds from the issuance and sale of the Series B Convertible Preferred Stock were utilized to pay all outstanding liabilities though the end of 2008 and for several months of 2009.
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
Management anticipates our operating funds will sustain our operations, as presently conducted, through the first quarter of 2010. By the end of the first quarter of 2010, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Operating Activities. Cash used in operations was $192,981 in the three months ended March 31, 2009, as compared to $241,541 for the three months ended March 31, 2008. The decrease is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP and the reduction in salary expenses attributable to the reduction in workforce which the Company implemented in Q1 2009.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2009 was $7,649, as compared to $740 provided by investing activities for the three months ended March 31, 2008. The increase is due to the sale of certain assets held for sale.
Financing Activities. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
Indebtedness
At March 31, 2009, indebtedness for borrowed money consisted of the Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) with Radical Holdings LP of $750,000. The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier.
Contractual Obligations and Commercial Commitments
The following table highlights, as of March 31, 2009, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$8,100	$8,100	$—

Total:	$8,100	$8,100	$—

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our excess cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its accounts with financial institutions with high credit ratings. The Company does not believe that it is exposed to any significant credit risk on cash. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2009, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.
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
• the limited number of people within our organization, which provides for detailed knowledge of our activities and issues, and the amount and pattern of communications among them;
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
Based upon the evaluation for the three month period ended March 31, 2009, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q (March 31, 2009), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
As a result of our conclusion that our internal control over financial reporting was ineffective during 2007 and 2008, we retained an outside consulting firm to assist us in reviewing our internal controls and to assist in designing and implementing effective controls. Based on information received from our consultant, we have implemented policies and procedures and retained the services of outside consultants that we believe have improved our internal control over financial reporting. Other than the implementation of these policies and procedures and the retention of these consultants, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation. We discuss with and disclose these matters to our Board of Directors and our auditors.
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

4.4
Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of July 18, 2008 and filed with the Secretary of State of the State of Nevada on July 18, 2008 (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 (filed on March 31, 2009) and incorporated herein by reference).

4.5
Form of stock certificate for Series B Convertible Preferred Stock (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 (filed on March 31, 2009) and incorporated herein by reference).

10.1
Agreement for Project Staffing Services, dated February 6, 2009, by and between Immediatek, Inc. and Silver Cinemas Acquisition Co. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2009 and incorporated herein by reference).

10.2
Demand Promissory Note, dated March 25, 2009, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference).

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Indicates document filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2009	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ DARIN DIVINIA

		Name:	Darin Divinia
		Title:	Chief Executive Officer
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

4.4
Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of July 18, 2008 and filed with the Secretary of State of the State of Nevada on July 18, 2008 (filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 (filed on March 31, 2009) and incorporated herein by reference).

4.5
Form of stock certificate for Series B Convertible Preferred Stock (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 (filed on March 31, 2009) and incorporated herein by reference).

10.1
Agreement for Project Staffing Services, dated February 6, 2009, by and between Immediatek, Inc. and Silver Cinemas Acquisition Co. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2009 and incorporated herein by reference).

10.2
Demand Promissory Note, dated March 25, 2009, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference).

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Indicates document filed herewith.

Exhibit Index