Form 10-Q
period 2009-06-30
IMMEDIATEK INC
filed 2009-08-14
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
As of August 14, 2009, the issuer had 535,321 shares of common stock outstanding.

IMMEDIATEK, INC.

Page

Introduction	1

Trademarks and Service Marks	1

Market and Industry Data and Forecasts	1

Forward-Looking Statements	1

Part I – Unaudited Financial Information	3

Item 1. Unaudited Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and for the Period from October 1, 2007 (Re-entry of Development Stage) to June 30, 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the Period from October 1, 2007 (Re-entry of Development Stage) to June 30, 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T. Controls and Procedures	20

Part II – Other Information	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

Signatures	S-1

Exhibit 31.1
Exhibit 32.1

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the materials incorporated by reference into this Quarterly Report on Form 10-Q include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Quarterly Report on Form 10-Q that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judiciously, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;
•	our history of losses, which are likely to continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;

•	inability to locate lines of business to acquire or, if acquired, to integrate them;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors and third-party platforms and websites; and
•	general economic conditions, including among others, the pronounced recession, rising unemployment and major bank failures and unsettled capital markets.
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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$595,961	$223,651
Accounts receivable (including $25,682 and $7,859 due from a related party at June 30, 2009 and December 31, 2008, respectively)	25,682	7,911
Prepaid expenses and other current assets	10,700	2,650

Total current assets	632,343	234,212

Fixed assets, net	4,362	3,857
Assets held for sale	—	7,595

Total Assets	$636,705	$245,664

Liabilities, Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $1,305 and $2,308 due to related parties at June 30, 2009 and December 31, 2008, respectively)	$5,605	$2,308
Accrued liabilities (including $6,041 and $0 due to related parties at June 30, 2009 and December 31, 2008, respectively)	9,271	3,245
Note payable — related party	750,000	—

Total current liabilities	764,876	5,553

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at June 30, 2009 and December 31, 2008; redemption/liquidation preference value of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at June 30, 2009 and December 31, 2008; redemption/liquidation preference value of $500,000	500,000	500,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321shares issued and outstanding at June 30, 2009 and December 31, 2008	535	535
Additional paid in capital	142,102	121,102
Deficit accumulated during the development stage	(1,769,535)	(1,380,253)
Accumulated deficit — prior to the development stage	(2,001,273)	(2,001,273)

Total stockholders’ deficit	(3,628,171)	(3,259,889)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$636,705	$245,664

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Operations

					For the Period From
					October 1, 2007 (Re-entry
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		of Development Stage) to
	2009	2008	2009	2008	June 30, 2009

Revenues	$240	$—	$302	$—	$5,606
Cost of revenues	—	—	—	—	4

Gross margin	240	—	302	—	5,602

Expenses:
Consulting services	—	2,231	—	15,331	36,097
Consulting services — related party	—	—	—	—	81,615
Non-cash consulting expense — related party	10,500	10,500	21,000	21,000	73,500
Professional fees	29,582	28,276	72,156	114,458	247,801
Salaries and benefits	138,303	155,564	286,991	315,267	944,402
Depreciation and amortization	921	6,980	2,714	14,242	38,394
Gain on sale of assets held for sale	—	—	(54)	(687)	(3,254)
Impairment of fixed assets and assets held for sale	—	—	—	—	123,196
Other general and administrative expenses	10,214	13,783	23,232	30,587	73,122

Total expenses	189,520	217,334	406,039	510,198	1,614,873

Net operating loss	(189,280)	(217,334)	(405,737)	(510,198)	(1,609,271)
Other income (expense):
Other income — related party	11,518	4,004	21,976	11,529	41,364
Interest income	403	667	518	3,059	9,558
Interest expense — related party	(5,609)	—	(6,041)	—	(6,041)

Net loss	$(182,968)	$(212,663)	$(389,284)	$(495,610)	$(1,564,390)

Deemed dividend related to the beneficial conversion feature on Series B convertible preferred stock	—	—	—	—	(205,145)

Net loss attributable to common stockholders	$(182,968)	$(212,663)	$(389,284)	$(495,610)	$(1,769,535)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	535,321	535,321	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.34)	$(0.40)	$(0.73)	$(0.93)	$(3.31)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Cash Flow

			For the period from
			October 1, 2007 (Re-entry
	For the Six Months Ended June 30,		of Development Stage) to
	2009	2008	June 30, 2009

Cash flows from operating activities
Net loss	$(389,284)	$(495,610)	$(1,564,390)
Depreciation and amortization	2,714	14,242	38,394
Non-cash consulting fees — related party	21,000	21,000	73,500
Gain on sale and disposal of assets held for sale	(54)	(687)	(3,254)
Impairment of fixed assets and assets held for sale	—	—	123,196
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(17,771)	(8,007)	(25,548)
Prepaid expenses and other current assets	(8,051)	(5,663)	(7,227)
Accounts payable	3,297	(22,000)	(59,317)
Accrued liabilities	6,028	(672)	6,062

Net cash used in operating activities	(382,121)	(497,397)	(1,418,584)

Cash flows from investing activities
Purchase of fixed assets	(3,218)	—	(5,005)
Proceeds from the sale of assets held for sale	7,649	740	19,395

Net cash provided by investing activities	4,431	740	14,390

Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock	—	—	500,000
Proceeds from the issuance of promissory note	750,000	—	750,000

Net cash provided by investing activities	750,000	—	1,250,000

Net increase (decrease) in cash	372,310	(496,657)	(154,194)
Cash at the beginning of the period	223,651	589,787	750,155

Cash at the end of the period	$595,961	$93,130	$595,961

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Number of shares issued for acquisition of assets	—	—	60,514
Value of shares issued for acquisition of assets	$—	$—	$151,286
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Immediatek was originally organized as a corporation on August 6, 1998, under the laws of the state of Nevada. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at this time.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched on October 23, 2007. RadicalBuy is an online marketplace that, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission and enables sellers to list their items across various internet platforms such as their Facebook® page, MySpace® page, blog or web page through the use of a “widget” that is currently available from our RadicalBuy website.
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
The Company’s condensed consolidated balance sheet at June 30, 2009 and condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008 and for the period from October 1, 2007 (re-entry of development stage) to June 30, 2009 and condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and for the period from October 1, 2007 (re-entry of development stage) to June 30, 2009 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 31, 2009 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
The Company is subject to a number of risks and can be affected by a variety of factors. Management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	our inability to continue as a going concern;
•	our history of losses, which are likely to continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;
•	inability to locate lines of business to acquire or, if acquired, to integrate them;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors and third-party platforms and websites; and
•	general economic conditions, including among others, the pronounced recession, rising unemployment and major bank failures and unsettled capital markets.
Business Segments: The Company primarily operates in one business segment: e-commerce.
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
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at June 30, 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive. Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at June 30, 2008, were not included in the computation of diluted loss per share, as the effect of including the Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recently Issued Accounting Pronouncements:
In June 2008, the FASB issued EITF 07-5. “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Issue requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock in order to determine if the instrument should be accounted for as a derivative under the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 on January 1, 2009 did not have a material impact on our results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions and we have not identified subsequent events that warrant disclosure that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.
NOTE 2 – GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of June 30, 2009, the Company had an accumulated deficit of $3,770,808 and during the six months ended June 30, 2009, the Company incurred a net loss of $389,284 and used cash in operations of $382,121. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
On March 25, 2009, the Company received $750,000 from Radical Holdings LP, the controlling shareholder of the Company, under a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
As of June 30, 2009, we had $595,961 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the first quarter of 2010. At the end of the first quarter of 2010, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
NOTE 3 – RELATED PARTY TRANSACTIONS
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, the controlling shareholder of the Company, under a Demand Promissory Note issued to Radical Holdings LP. The note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier. For the six months ended June 30, 2009, $6,041 was accrued as interest expense under this agreement.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Consulting Agreement. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co. For the three months ended June 30, 2009 we earned $8,869 under this agreement. For the six months ended June 30, 2009 we earned $ 17,431 under this agreement. Amounts due to the Company from Silver Cinemas Acquisition Co. totaled $21,137 at June 30, 2009.
Office Space: On February 28, 2008, we entered into a letter agreement amending our sublease with HDNet LLC, an affiliate of Radical Holdings LP, for our current office space. The letter agreement extends the term of the sublease until December 31, 2009. The rent is $900 per month, utilities included. We sublease from HDNet LLC approximately 600 square feet of office space. This sublease commenced on March 1, 2007. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. For each of the six month periods ended June 30, 2009 and 2008, $5,400 is included in general and administrative expenses related to this agreement. As of June 30, 2009, the total future minimum lease payments required under the sublease for 2009 are $5,400.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the three months ended June 30, 2009 and 2008, we earned $2,650 and $4,004, respectively, under this agreement. For the six months ended June 30, 2009 and 2008, we earned $4,545 and $11,529, respectively, under this agreement. Amounts due to the Company from HD Net Fights, Inc. totaled $4,545 at June 30, 2009.
Management Services Agreement: On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 or the date on which Radical Holdings LP, its successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action. $21,000 was recorded as consulting services-related party for each of the six month periods ended June 30, 2009 and 2008 under this agreement.

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
Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. At this time, it was determined that the Company had re-entered the development stage.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched on October 23, 2007.
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

In addition to these current platforms for RadicalBuy, IMKI Ventures plans to continue to search for additional platforms on which the widget could operate. One such potential platform that IMKI Ventures is examining is interactive television. Interactive television may permit RadicalBuy to provide buyers and sellers with a forum that could be accessed through cable television, a computer connected to a television (such as Apple TV) or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii.
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
History of Operating Losses
The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Net loss	$(182,968)	$(212,663)
Net cash used in operating activities	$(189,139)	$(255,856)

	For the Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Net loss	$(389,284)	$(495,610)
Net cash used in operating activities	$(382,121)	$(497,397)
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
We funded our operations during the six months ended June 30, 2009, primarily from the proceeds generated by the sale of the Series B Convertible Preferred Stock in 2008 and the related party note payable issued in March 2009.

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
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 19).
Utilizing Funds on Hand in a Manner that is Accretive. If we do not manage our assets aggressively and apply the available capital judiciously, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
Dependence on Third-Party Platforms. Currently, RadicalBuy is highly dependent on the Facebook platform. Any change or issues related to that platform will likely affect us, as well. We are constantly monitoring that platform in order to be able to plan and take appropriate actions in the event that we are affected.
Growing Users and Listed Items. In order to be successful with the RadicalBuy application, we will be required to grow the number of users and items listed for sale. In addition, we will need to ensure that the users are actively utilizing the application and that transactions are occurring. We are considering the use of incentives or promotions to attract users and transactions.
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
Recent Accounting Standards and Pronouncements
Refer to “Note 1 — Description of Business and Summary of Significant Accounting Policies” accompanying the consolidated financial statements commencing on page 7 for a discussion of recent accounting standards and pronouncements.

Operations Review
The Three Months Ended June 30, 2009 Compared to the Three Months
Ended June 30, 2008

	For the Three Months Ended
	June 30,		2009 vs 2008
	2009	2008	Change	% Change
	(unaudited)	(unaudited)

Revenues	$240	$—	$240	100%
Cost of sales	—	—	—	—

Gross revenue	240	—	240	100
Gross revenue percentage	100%	—%

General and administrative expenses	10,214	13,783	(3,569)	(26)
Consulting services	—	2,231	(2,231)	(100)
Professional fees	29,582	28,276	1,306	5
Salaries and benefits	138,303	155,564	(17,261)	(11)
Non-cash consulting expense — related party	10,500	10,500	—	—
Depreciation and amortization	921	6,980	(6,059)	(87)

Total operating expenses	189,520	217,334	(27,814)	(13)

Net operating loss	(189,280)	(217,334)	28,054	13

Other income — related party	11,518	4,004	7,514	188
Interest expense — related party	(5,609)	—	(5,609)	100
Interest income	403	667	(264)	(40)

Net loss	$(182,968)	$(212,663)	$29,695	14%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—

Basic and diluted loss per common share attributable to common stockholders	$(0.34)	$(0.40)	$(0.06)	14%

Revenues. As of June 30, 2009 and 2008, revenues generated from RadicalBuy have been minimal. We expect revenues for the remainder of 2009 to increase as we continue to implement RadicalBuy and attract users. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
General and Administrative Expense. General and administrative expense decreased for the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008. The difference was a result of increased webhosting expenses and supplies purchased in support of the RadicalBuy application during 2008.
Consulting Services. Consulting services decreased compared to the same period last year because for the three month period ended June 30, 2008, we required consulting services in support of the RadicalBuy application launch that were not needed during the same period this year.
Professional Fees. We expect professional fees to increase in 2009, as compared to 2008, in connection with anticipated increases in fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we attempt to expand our operations. The relatively similar levels of expenses for the three month period ended June 30, 2009, compared to the three month period ended June 30, 2008, is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP.

Salaries and Benefits. The decrease in salaries and benefits expense for the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008, is attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.
Non-Cash Consulting Expense — Related Party. Many services are provided under the Management Services Agreement dated February 23, 2007 with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 or the date on which Radical Holdings LP, its successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.
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
Interest Expense — Related Party. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). This expense reflects the interest accruing on the Demand Promissory Note.
Interest Income. Interest income decreased during the three months ended June 30, 2009, as compared to the same period in 2008, due to a general decline in interest rates.

The Six Months Ended June 30, 2009 Compared to the Six Months
Ended June 30, 2008

	For the Six Months Ended
	June 30,		2008 vs. 2007
	2009	2008	Change	% Change
	(unaudited)	(unaudited)

Revenues	$302	$—	$302	100%
Cost of sales	—	—	—	—

Gross revenue	302	—	302	100
Gross revenue percentage	100%	—%	—	—

General and administrative expenses	23,232	30,587	(7,355)	(24)
Consulting services	—	15,331	(15,331)	(100)
Professional fees	72,156	114,458	(42,302)	(37)
Salaries and benefits	286,991	315,267	(28,276)	(9)
Non-cash consulting expense — related party	21,000	21,000	—	—
Depreciation and amortization	2,714	14,242	(11,528)	(81)
Gain on sale of assets held for sale	(54)	(687)	633	(92)

Total operating expenses	406,039	510,198	(104,159)	20

Net operating loss	(405,737)	(510,198)	104,461	20

Other income — related party	21,976	11,529	10,447	91
Interest income	518	3,059	(2,541)	(83)
Interest expense — related party	(6,041)	—	(6,041)	100

Net loss	$(389,284)	$(495,610)	$106,326	21%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—

Basic and diluted loss per common share attributable to common stockholders	$(0.73)	$(0.93)	$(0.20)	21%

Revenues. As of June 30, 2009 and 2008, revenues generated from RadicalBuy have been minimal. We expect revenues for the remainder of 2009 to increase as we continue to implement RadicalBuy and attract users. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
General and Administrative Expense. General and administrative expense decreased for the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008. The difference was a result of increased webhosting expenses and supplies purchased in support of the RadicalBuy application during 2008.
Consulting Services. Consulting services decreased compared to the same period last year because for the six month period ended June 30, 2009, consulting services in support of the RadicalBuy application launch were not needed.
Professional Fees. We expect professional fees to increase in 2009, as compared to 2008, in connection with anticipated increases in fees resulting from implementation of the Sarbanes-Oxley requirement for the audit of our internal controls, and other professional fees incurred as we attempt to expand our operations. The decrease for the six month period ended June 30, 2009, compared to the six month period ended June 30, 2008, is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP.
Salaries and Benefits. The decrease in salaries and benefits expense for the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008, is attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.

Non-Cash Consulting Expense — Related Party. Many services are provided under the Management Services Agreement dated February 23, 2007 with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 or the date on which Radical Holdings LP, its successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.
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
Interest Expense — Related Party. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). This expense reflects the interest accruing on the Demand Promissory Note.
Interest Income. Interest income decreased during the six months ended June 30, 2009, as compared to the same period in 2008, due to a general decline in interest rates.

Liquidity and Capital Resources and Financial Position
General
As of June 30, 2009, we had $595,961 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement”). Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The proceeds from the issuance and sale of the Series B Convertible Preferred Stock were utilized to pay all outstanding liabilities through the end of 2008 and for several months of 2009.
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
Operating Activities. Cash used in operations was $189,139 in the three months ended June 30, 2009, as compared to $255,856 for the three months ended June 30, 2008. Cash used in operations was $382,121 in the six months ended June 30, 2009, as compared to $497,397 for the six months ended June 30, 2008. The decrease is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP and the reduction in salary expenses attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.
Investing Activities. Cash used in investing activities was $3,218 for the three months ended June 30, 2009 as compared to $0 for the three months ended June 30, 2008. Cash provided by investing activities for the six months ended June 30, 2009 was $4,431, as compared to $740 for the six months ended June 30, 2008. The activity was primarily related to proceeds received from the sale of assets held for sale.

Financing Activities. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier.
Indebtedness
At June 30, 2009, indebtedness for borrowed money consisted of the Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) with Radical Holdings LP. The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier.
Contractual Obligations and Commercial Commitments
The following table highlights, as of June 30, 2009, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$5,400	$5,400	$—

Total:	$5,400	$5,400	$—

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our excess cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its accounts with financial institutions with high credit ratings. The Company does not believe that it is exposed to any significant credit risk on cash. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2009, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

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
Based upon the evaluation for the period ended June 30, 2009, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q (June 30, 2009), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
On April 9, 2009, Radical Holdings LP delivered a written consent in lieu of an annual meeting of stockholders to us authorizing or approving the following actions:
•	the election of Darin Divinia and Robert Hart to the board of directors of Immediatek for one year terms; and
•	the ratification of the appointment of KBA Group LLP as our independent registered public accounting firm.
As of April 9, 2009, Radical Holdings LP owned 98% of the outstanding voting stock of Immediatek, which was sufficient to authorize or approve these actions. In accordance with the rules promulgated by the Securities and Exchange Commission, these actions were not effective until May 14, 2009.
Effective June 1, 2009, KBA Group LLP joined BKD, LLP. As a result, on June 19, 2009, KBA Group LLP resigned as the Company’s independent registered public accounting firm. The Company with the approval of the Audit Committee of the Company engaged Hein & Associates LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 to replace the firm of KBA Group LLP. The engagement of Hein is effective as of July 16, 2009.
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

Date: August 14, 2009	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
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