Form 10-Q
period 2009-09-30
IMMEDIATEK INC
filed 2009-11-13
CIK 1084182

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
As of November 13, 2009, the issuer had 535,321 shares of common stock outstanding.

IMMEDIATEK, INC.

Page

Introduction	1

Trademarks and Service Marks	1

Market and Industry Data and Forecasts	1

Forward-Looking Statements	1

Part I — Unaudited Financial Information	3

Item 1. Unaudited Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 and for the Period from October 1, 2007 (Re-entry of Development Stage) to September 30, 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the Period from October 1, 2007 (Re-entry of Development Stage) to September 30, 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T. Controls and Procedures	20

Part II — Other Information	22

Item 6. Exhibits	22

Signatures	S-1

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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008

Assets

Current assets:
Cash	$455,169	$223,651
Accounts receivable (including $6,013 and $7,859 due from a related party at September 30, 2009 and December 31, 2008, respectively)	7,167	7,911
Prepaid expenses and other current assets	10,185	2,650

Total current assets	472,521	234,212

Fixed assets, net	4,611	3,857
Assets held for sale	—	7,595

Total Assets	$477,132	$245,664

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $14 and $2,308 due to related parties at September 30, 2009 and December 31, 2008, respectively)	$10,166	$2,308
Accrued liabilities (including $11,974 and $0 due to related parties at September 30, 2009 and December 31, 2008, respectively)	15,642	3,245
Note Payable — related party	750,000	—

Total current liabilities	775,808	5,553

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at September 30, 2009 and December 31, 2008; redemption/liquidation preference value of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at September 30, 2009 and December 31, 2008; redemption/liquidation preference value of $500,000	500,000	500,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321 shares issued and outstanding at September 30, 2009 and December 31, 2008	535	535

Additional paid in capital	152,602	121,102
Deficit accumulated during the development stage	(1,950,540)	(1,380,253)
Accumulated deficit — prior to the development stage	(2,001,273)	(2,001,273)

Total Stockholders’ deficit	(3,798,676)	(3,259,889)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$477,132	$245,664

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Operations

					For the Period from
	For the Three Months		For the Nine Months		October 1, 2007 (Re-entry
	Ended Sept. 30,		Ended Sept. 30,		of Development Stage)
	2009	2008	2009	2008	to Sept. 30, 2009

Revenues	$45	$82	$347	$619	$5,651
Cost of revenues	—	—	—	—	4

Gross margin	45	82	347	619	5,647

Expenses:
Consulting services	2,100	8,406	2,100	23,738	38,197
Consulting services — related party	—	—	—	—	81,615
Non-cash consulting expense — related party	10,500	10,500	31,500	31,500	84,000
Professional fees	24,255	27,915	96,411	142,372	272,056
Salaries and benefits	135,169	158,285	422,160	473,548	1,079,571
Depreciation and amortization	788	6,979	3,502	21,222	39,182
(Gain) Loss on sale of assets held for sale	(115)	378	(169)	(309)	(3,369)
Impairment of fixed assets and assets held for sale	—	—	—	—	123,196
Other general and administrative expenses	9,168	9,160	32,400	40,287	82,291

Total expenses	181,865	221,623	587,904	732,358	1,796,739

Net operating loss	(181,820)	(221,541)	(587,557)	(731,739)	(1,791,092)

Other income (expense):
Other income — related party	6,488	2,174	28,464	13,703	47,852
Interest income	—	871	518	3,930	9,557
Interest expense — related party	(5,671)	—	(11,712)	—	(11,712)

Net loss	(181,003)	(218,496)	(570,287)	(714,106)	(1,745,395)

Deemed dividend related to the beneficial conversion feature on Series B convertible preferred stock	—	(205,145)	—	(205,145)	(205,145)

Net loss attributable to common stockholders	$(181,003)	$(423,641)	$(570,287)	$(919,251)	$(1,950,540)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	535,321	535,321	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.34)	$(0.79)	$(1.07)	$(1.72)	$(3.64)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Cash Flow

			For the Period
			from
			October 1, 2007
			(Re-entry of
			Development
	For the Nine Months Ended Sept. 30		Stage) to
	2009	2008	Sept. 30, 2009

Cash flows from operating activities
Net loss	$(570,287)	$(714,106)	$(1,745,395)
Depreciation and amortization	3,502	21,222	39,182
Non-cash consulting expense — related party	31,500	31,500	84,000
Gain on sale of assets held for sale	(169)	(309)	(3,369)
Impairment of fixed assets and assets held for sale	—	—	123,196
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	744	1,348	(7,032)
Prepaid expenses and other current assets	(7,535)	(5,263)	(6,711)
Accounts payable	7,858	(13,853)	(54,756)
Accrued liabilities	12,397	(672)	12,432

Net cash used in operating activities	(521,990)	(680,133)	(1,558,453)

Cash flows from investing activities
Purchase of fixed assets	(4,256)	—	(6,043)
Proceeds from the sale of fixed assets	7,764	1,012	19,510

Net cash provided by investing activities	3,508	1,012	13,467

Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock	—	500,000	500,000
Proceeds from issuance of promissory note	750,000	—	750,000

Net cash provided by investing activities	750,000	500,000	1,250,000

Net increase (decrease) in cash	231,518	(179,121)	(294,986)
Cash at the beginning of the period	223,651	589,787	750,155

Cash at the end of the period	$455,169	$410,666	$455,169

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	—	—	—

Number of shares issued for acquisition of assets	—	—	60,514
Value of shares issued for acquisition of assets	$—	$—	$151,286
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
Going Concern: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to obtain additional financing during the first quarter of 2010, when it is expected to be required, could have a material adverse effect on the operations and financial condition of the Company.
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
The Company’s condensed consolidated balance sheet at September 30, 2009 and condensed consolidated statements of operations for the three months and nine months ended September 30, 2009 and 2008 and for the period from October 1, 2007 (re-entry of development stage) to September 30, 2009 and condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from October 1, 2007 (re-entry of development stage) to September 30, 2009 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 31, 2009 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
SEPTEMBER 30, 2009
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
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at September 30, 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive. Series A Convertible Preferred Stock convertible into 10,171,099 shares of common stock outstanding at September 30, 2008, were not included in the computation of diluted loss per share, as the effect of including the Series A Convertible Preferred Stock in the calculation would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recently Issued Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167, which is incorporated in Accounting Standards Codification (“ASC”) Topic 810, Consolidation, requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in the third quarter of 2009 and include references to the ASC within our consolidated financial statements.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements. We do not expect adoption to have a material impact on our consolidated financial statements.
NOTE 2 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of September 30, 2009, the Company had an accumulated deficit of $3,951,813 and during the nine months ended September 30, 2009, the Company incurred a net loss of $570,287 and used cash in operations of $521,990. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
On March 25, 2009, the Company received $750,000 from Radical Holdings LP, the controlling shareholder of the Company, under a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%).
As of September 30, 2009, we had $455,169 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the first quarter of 2010. At the end of the first quarter of 2010, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
NOTE 3 — RELATED PARTY TRANSACTIONS
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note issued to Radical Holdings LP. The note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier. For the nine months ended September 30, 2009, $11,712 was accrued as interest expense under this agreement.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
Consulting Agreement. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co. For the three months ended September 30, 2009 we earned $4,625 under this agreement. For the nine months ended September 30, 2009 we earned $22,056 under this agreement. Amounts due to the Company from Silver Cinemas Acquisition Co. totaled $2,725 at September 30, 2009.
Office Space: On February 28, 2008, we entered into a letter agreement amending our sublease with HDNet LLC, an affiliate of Radical Holdings LP, for our current office space. The letter agreement extends the term of the sublease until December 31, 2009. The rent is $900 per month, utilities included. We sublease from HDNet LLC approximately 600 square feet of office space. This sublease commenced on March 1, 2007. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. For each of the nine month periods ended September 30, 2009 and 2008, $8,100 is included in general and administrative expenses related to this agreement. As of September 30, 2009, the total future minimum lease payments required under the sublease for 2009 are $2,700.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. For the three months ended September 30, 2009 and 2008, we earned $1,863 and $2,174, respectively, under this agreement. For the nine months ended September 30, 2009 and 2008, we earned $6,408 and $13,703, respectively, under this agreement. Amounts due to the Company from HD Net Fights, Inc. totaled $3,288 at September 30, 2009.
Management Services Agreement: On February 23, 2007, but effective as of January 1, 2007, we entered into a Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of December 31, 2009 or the date on which Radical Holdings LP, its successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of our then outstanding voting power. This agreement may be terminated upon 30 days’ written notice by Radical Incubation LP for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Incubation LP for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Incubation LP’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action. $31,500 was recorded as consulting services-related party for each of the nine month periods ended September 30, 2009 and 2008 under this agreement.
NOTE 4 — SUBSEQUENT EVENTS
We have evaluated subsequent events that have occurred through November 13, 2009, the date of financial statement issuance.
On October 13, 2009, we entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings, LP. As a result of this Agreement, we filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Preferred Stock. The result of this amendment is that, generally, should we issue new equity securities in the future for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Preferred Stock.

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
Recent Developments
On October 13, 2009, we entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings, LP. As a result of this Agreement, we filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Preferred Stock. The result of this amendment is that, generally, should we issue new equity securities in the future for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Preferred Stock.
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

RadicalBuy is an online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, the RadicalBuy product may be accessed through the RadicalBuy website or through Facebook, MySpace, a personal blog or other website by the use of a “widget” that is currently available from our RadicalBuy website. Using RadicalBuy, sellers can list an item and have it visible to all RadicalBuy users instantly whether those users access RadicalBuy through our website or the RadicalBuy widget that sellers can install on their Facebook, MySpace, blog or other website. RadicalBuy takes advantage of social networks, such as Facebook and MySpace, to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues. After an item is listed, others can post the listing on their RadicalBuy account to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
In addition to these current platforms for RadicalBuy, IMKI Ventures plans to continue to search for additional platforms on which the widget could operate. One such potential platform that IMKI Ventures is examining is interactive television. Interactive television may permit RadicalBuy to provide buyers and sellers with a forum that could be accessed through cable television, a computer connected to a television (such as Apple TV) or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii. We are also exploring whether there are other potential applications of the technology we have developed.
RadicalBuy does not currently charge a fee for listing items for sale; it only charges a commission-based fee upon the sale of items that are listed. The final value selling fee is based on a tiered platform. The fee schedule is 5% of the first $25 in value, plus 3% of the value from $25 to $1,000, plus 1.5% of the value over $1,000. The maximum final selling value fee is $500 per item.
History of Operating Losses
The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Net loss	$(181,003)	$(218,496)
Net cash used in operating activities	$(139,869)	$(182,737)

	For the Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)

Net loss	$(570,287)	$(714,106)
Net cash used in operating activities	$(521,990)	$(680,133)
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

We funded our operations during the nine months ended September 30, 2009, primarily from the proceeds generated by the sale of the Series B Convertible Preferred Stock in 2008 and the related party note payable issued in March 2009.
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

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with Emerging Issues Task Force, or EITF, Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments which is incorporated in ASC Topic 470, Beneficial Conversion Feature.

•	Revenue Recognition. With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. To date, minimal revenues have been generated from RadicalBuy.
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions.
Recent Accounting Standards and Pronouncements
Refer to “Note 1 — Description of Business and Summary of Significant Accounting Policies” accompanying the consolidated financial statements commencing on page 6 for a discussion of recent accounting standards and pronouncements.

Operations Review
The Three Months Ended September 30, 2009 Compared to the Three Months
Ended September 30, 2008

	For the Three Months Ended
	September 30,
	2009	2008	2009 vs 2008
	(unaudited)	(unaudited)	Change	% Change

Revenues	$45	$82	(37)	(45)%
Cost of sales	—	—	—	—

Gross margin	45	82	(37)	(45)
Expenses:
General and administrative expenses	9,168	9,160	8	0
Consulting services	2,100	8,406	(6,306)	(75)
Professional fees	24,255	27,915	(3,660)	(13)
Salaries and benefits	135,169	158,285	(23,116)	(15)
Non-cash consulting expense — related party	10,500	10,500	—	—
Depreciation and amortization	788	6,979	(6,191)	(89)
(Gain) Loss on sale of assets held for sale	(115)	378	(493)	(130)

Total expenses	181,865	221,623	(39,758)	(18)

Net operating loss	(181,820)	(221,541)	39,721	18

Other income (expense):
Other income — related party	6,488	2,174	4,314	198
Interest income	—	871	(871)	(100)
Interest expense — related party	(5,671)	—	(5,671)	100

Net loss	$(181,003)	$(218,496)	$37,493	17%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(205,145)	205,145	(100)

Net loss attributable to common stockholders	$(181,003)	$(423,641)	$242,638	57%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—%

Basic and diluted loss per common share attributable to common stockholders	$(0.34)	$(0.79)	$0.45	57%

Revenues. As of September 30, 2009 and 2008, revenues generated from RadicalBuy have been minimal. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
Consulting Services. Consulting services decreased compared to the same period last year because for the three month period ended September 30, 2008, we required consulting services in support of the RadicalBuy application launch that were not needed during the same period this year.
Professional Fees. We expect professional fees to increase in 2009, as compared to 2008, in connection with anticipated increases in fees resulting from work done in order that the company can comply with the Sarbanes-Oxley requirement for the audit of our internal controls in 2010, and other professional fees incurred as we attempt to expand our operations. The relatively similar levels of expenses for the three month period ended September 30, 2009, compared to the three month period ended September 30, 2008, is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP.

Salaries and Benefits. The decrease in salaries and benefits expense for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008, is attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.
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
Depreciation and Amortization. Depreciation and amortization decreased during the three months ended September 30, 2009, as compared to the same period in 2008, due to the reduction in the useful life of the Company’s fixed assets without repair or replacement and the determination by the Company that the website development costs were fully impaired in 2008.
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
Interest Income. Interest income decreased during the three months ended September 30, 2009, as compared to the same period in 2008, due to a general decline in interest rates.

The Nine Months Ended September 30, 2009 Compared to the Nine Months
Ended September 30, 2008

	For the Nine Months Ended
	September 30,
	2009	2008	2009 vs. 2008
	(unaudited)	(unaudited)	Change	% Change

Revenues	$347	$619	$(272)	(44)%
Cost of sales	—	—	—	—

Gross margin	347	619	(272)	(44)
Expenses:
General and administrative expenses	32,400	40,287	(7,887)	(20)
Consulting services	2,100	23,738	(21,638)	(91)
Professional fees	96,411	142,372	(45,961)	(32)
Salaries and benefits	422,160	473,548	(51,388)	(11)
Non-cash consulting expense — related party	31,500	31,500	—	—
Depreciation and amortization	3,502	21,222	(17,720)	(83)
(Gain)Loss on sale of assets held for sale	(169)	(309)	140	45

Total expenses	587,904	732,358	(144,454)	(20)

Net operating loss	(587,557)	(731,739)	144,182	20

Other income (expense):
Other income — related party	28,464	13,703	14,761	108
Interest income	518	3,930	(3,412)	(87)
Interest expense — related party	(11,712)	—	(11,712)	100

Net loss	$(570,287)	$(714,106)	$143,819	20%

Deemed dividend related to beneficial conversion feature on Series A convertible preferred stock	—	(205,145)	205,145	(100)

Net loss attributable to common stockholders	$(570,287)	$(919,251)	$348,964	38%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—%

Basic and diluted loss per common share attributable to common stockholders	$(1.07)	$(1.72)	$0.65	38%

Revenues. As of September 30, 2009 and 2008, revenues generated from RadicalBuy have been minimal. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
General and Administrative Expense. General and administrative expense decreased for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008. The difference was a result of increased webhosting expenses and supplies purchased in support of the RadicalBuy application during 2008.
Consulting Services. Consulting services decreased compared to the same period last year because for the nine month period ended September 30, 2009, consulting services in support of the RadicalBuy application launch were not needed.

Professional Fees. We expect professional fees to increase in 2009, as compared to 2008, in connection with anticipated increases in fees resulting from work done in order that the company can comply with the Sarbanes-Oxley requirement for the audit of our internal controls in 2010, and other professional fees incurred as we attempt to expand our operations. The decrease for the nine month period ended September 30, 2009, compared to the nine month period ended September 30, 2008, is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP.
Salaries and Benefits. The decrease in salaries and benefits expense for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008, is attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.
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
Depreciation and Amortization. Depreciation and amortization decreased during the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008, due to the reduction in the useful life of the Company’s fixed assets without repair or replacement and the determination by the Company that the website development costs were fully impaired in 2008.
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
Interest Income. Interest income decreased during the nine months ended September 30, 2009, as compared to the same period in 2008, due to a general decline in interest rates.

Liquidity and Capital Resources and Financial Position
General
As of September 30, 2009, we had $455,169 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement”). Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The proceeds from the issuance and sale of the Series B Convertible Preferred Stock were utilized to pay all outstanding liabilities through the end of 2008 and for several months of 2009.
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
Operating Activities. Cash used in operations was $139,869 in the three months ended September 30, 2009, as compared to $182,737 for the three months ended September 30, 2008. Cash used in operations was $521,990 in the nine months ended September 30, 2009, as compared to $680,133 for the nine months ended September 30, 2008. The decrease is primarily due to the reduction of legal fees directly incurred by the Company as these services are being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP and the reduction in salary expenses attributable to the reduction in workforce which the Company implemented in the first quarter of 2009.
Investing Activities. Cash used in investing activities was $923 for the three months ended September 30, 2009 as compared to $272 provided by investing activities for the three months ended September 30, 2008. Cash provided by investing activities for the nine months ended September 30, 2009 was $3,508, as compared to $1,012 for the nine months ended September 30, 2008. The activity was primarily related to proceeds received from the sale of assets held for sale.

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
Indebtedness
At September 30, 2009, indebtedness for borrowed money consisted of the Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) with Radical Holdings LP. The Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 24, 2010, whichever comes earlier.
Contractual Obligations and Commercial Commitments
The following table highlights, as of September 30, 2009, our contractual obligations and commitments by type and period:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years

Sublease (a)	$2,700	$2,700	$—

Total:	$2,700	$2,700	$—

(a)	On February 21, 2007, we entered into a Sublease with HDNet LLC for $900 per month, utilities included, that commenced on March 1, 2007. This sublease was renewed in February 2008 and expires December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our excess cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase. The Company places its temporary cash investments with quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company maintains its accounts with financial institutions with high credit ratings. The Company does not believe that it is exposed to any significant credit risk on cash. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2009, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

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
• the timeliness of the disclosures made by us;
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
Based upon the evaluation for the period ended September 30, 2009, including the factors and matters described immediately above, our chief executive officer and president concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q (September 30, 2009), in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the president, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As a result of our conclusion that our internal control over financial reporting was ineffective during 2007 and 2008, we retained outside consultants to assist us in reviewing our internal controls and to assist in designing and implementing effective controls. Based on information received from our consultants, we have implemented policies and procedures and retained the services of outside consultants that we believe have improved our internal control over financial reporting. Other than the implementation of these policies and procedures and the retention of these consultants, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation. We discuss with and disclose these matters to our Board of Directors and our auditors.

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

4.2
Amended and Restated Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.1 to the Registrant’s Form 8-K (filed on October 19, 2009) and incorporated herein by reference).

4.3
Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.4
Amended and Restated Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.2 to the Registrant’s Form 8-K (filed on October 19, 2009) and incorporated herein by reference).

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

Date: November 13, 2009	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

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

4.2
Amended and Restated Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.1 to the Registrant’s Form 8-K (filed on October 19, 2009) and incorporated herein by reference).

4.3
Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.4
Amended and Restated Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.2 to the Registrant’s Form 8-K (filed on October 19, 2009) and incorporated herein by reference).

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