Form 10-K
period 2009-12-31
IMMEDIATEK INC
filed 2010-03-31
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Registrant’s telephone number, including area code: (214) 363-8183
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,070,642. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.
As of December 31, 2009 and March 31, 2010, the issuer had 535,321 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

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
For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” commencing on page 6.

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
PART I
Item 1. Description of Business.
Our History
Immediatek was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. On June 8, 2006, Immediatek issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto. As a result, a change in control of Immediatek occurred because Radical Holdings LP became the beneficial owner of 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek. The share of Series A Convertible Preferred Stock are convertible into 14,563,804 shares of Company common stock.
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
On July 18, 2008, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into 231,195 shares of Company common stock.
On October 13, 2009, Immediatek entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings LP. As a result of this agreement, the Company filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Preferred Stock. The result of this amendment is that, generally, should the Company issue new equity securities in the future for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Preferred Stock.
On December 16, 2009, Immediatek, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. Subject to the conditions of the Stock Exchange Agreement, the Company will issue and exchange 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com with the shareholders of FilesAnywhere.com. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. At the closing of this transaction, FilesAnywhere.com will become a wholly-owned subsidiary of the Company. In addition, subject to the terms and conditions of the Agreement, the Company will issue and sell, and Radical Holdings LP will purchase 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or $0.326151052293755 per share.

Our Business
Currently, our principal line of business is our e-commerce product called RadicalBuy, operated by our subsidiary, IMKI Ventures. RadicalBuy is an online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, the RadicalBuy product may be accessed through the RadicalBuy website or through Facebook, MySpace, a personal blog or other website by the use of a “widget” that is currently available from our RadicalBuy website. Using RadicalBuy, sellers can list an item and have it visible to all RadicalBuy users instantly whether those users access RadicalBuy through our website or the RadicalBuy widget that sellers can install on their Facebook, MySpace, blog or other website. RadicalBuy takes advantage of social networks, such as Facebook and MySpace, to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues. After an item is listed, others can post the listing on their RadicalBuy account to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
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
Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number is (214) 363-8183.
Our Strategy
At this time, our primary strategy is to grow the user base for RadicalBuy and transaction volume and to explore whether there are other potential applications of the technology we have developed. Our vision to achieve that objective includes:
•	RadicalBuy — Increase Users and Transactions. We are focusing on increasing the number of users of RadicalBuy and the number of items listed for sale through it. In that respect, we may offer promotions to new and existing users to list their items for sale through RadicalBuy.
•	Other Potential Applications of the Technology We Have Developed. We have developed technology that enables content delivery and interactivity across various platforms such as a Facebook page, MySpace page, blog, webpage, cable television, internet enabled televisions or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii. We are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

•	Acquisitions. In addition to growing the RadicalBuy business, we have a strategy of growing and diversifying our business through selective acquisitions. In this regard, we entered into a Stock Exchange Agreement on December 16, 2009 with FilesAnywhere.com and its shareholders. We hope to close this transaction in the second quarter of 2010. We may also identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
The Industry
We consider ourselves to be part of the larger e-commerce industry. Our particular niche in this industry continues to evolve.
Competition
The Internet provides new, rapidly evolving and intensely competitive channels. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low and current offline and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful e-commerce companies.
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
Developments During 2009
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
Demand Promissory Note. On March 25, 2009, the Company received a loan in the amount of $750,000 from Radical Holdings LP and in exchange for the loan, issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%), and maturing on March 24, 2010.
Agreement to Amend and Restate Certificates of Designation. On October 13, 2009, Immediatek entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings LP. As a result of this agreement, the Company filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Preferred Stock. The result of this amendment is that, generally, should the Company issue new equity securities in the future for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Preferred Stock.

Share Exchange Agreement. On December 16, 2009, Immediatek, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. Subject to the conditions of the Stock Exchange Agreement, the Company will issue and exchange 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com with the shareholders of FilesAnywhere.com. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. At the closing of this transaction, FilesAnywhere.com will become a wholly-owned subsidiary of the Company. In addition, subject to the terms and conditions of the Agreement, the Company will issue and sell, and Radical Holdings LP will purchase 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or $0.326151052293755 per share.
Recent Developments
On March 24, 2010, the Company issued a new Demand Promissory Note to replace the Demand Promissory Note issued on March 25, 2009, under which the Company received $750,000 from Radical Holdings LP and which was scheduled to mature on March 24, 2010. The principal amount of this new Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%), which is the same rate as the original note. The new Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
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
Governmental Regulation — E-Commerce and the Internet. The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving. Laws and regulations have been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business. In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain. Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. We do not expect that the costs and effect of compliance with environmental laws will have a material impact upon our business.
Intellectual Property. While the Company owns intellectual property and we expect to continue to protect our intellectual property as permitted under the law, we also rely upon the expertise, innovation and know-how of our employees to develop our technologies and services. We have spent approximately $478,666 and $399,343 in 2008 and 2009, respectively, for the development of our technologies and services. The following table presents the components of development costs for the twelve month periods ending December 31, 2008 and 2009.
Research and Development Expenses
for the twelve month period ended December 31,

	2009	2008
Salaries and benefits	$388,543	$467,866
Rent	10,800	10,800

	$399,343	$478,666

Employees
As of December 31, 2009, we had four full-time employees. We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.
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
Item 1A. Risk Factors.
Risks Related to Our Common Stock
We need additional capital, and we cannot be sure that additional financing will be available. On March 24, 2010, we received a loan in the amount of $772,500 from Radical Holdings LP and we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $772,500, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The note matures on March 23, 2012, or sooner upon demand by Radical Holdings LP. All of the proceeds of this note were used to refinance a prior Demand Promissory Note that matured on March 24, 2010. We entered into a Stock Exchange Agreement on December 16, 2009 with FilesAnywhere.com and its shareholders, pursuant to which the Company will issue and exchange 12,264,256 shares of Company Common Stock for all of the outstanding shares of stock of Files Anywhere.com. As part of that agreement, the Company will also issue and sell, and Radical Holdings LP will purchase, 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or $0.326151052293755 per share. We hope to close this transaction in the second quarter of 2010. If we are able to close this transaction in the second quarter of 2010, we anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for 2010. However, we require additional financing to continue operations for 2011. If we are unable to close this transaction in the second quarter of 2010, we will need additional financing prior to the end of the second quarter of 2010. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to continue to experience operating losses. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Our common stock may be subject to regulations prescribed by the SEC relating to “penny stock.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in those regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors, which generally are institutions with assets in excess of $5.0 million and individuals with a net worth in excess of $1.0 million or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).
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

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we cannot declare dividends without the consent of holders of the Series A Convertible Preferred Stock. The lack of dividends may have a negative effect on the value of our common stock.
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
The current global recession may have an adverse effect on our revenues and results of operations. The effects of a continued deepening recession on our financial condition could be material. The overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, has resulted in considerable negative pressure on consumer spending. We anticipate that consumer spending will not improve, and will likely weaken further, until current economic trends reverse course, particularly the weakened overall economy and illiquid credit markets. For 2010, we believe that forecasted increasing unemployment and decline in business investment and profits, when combined with turmoil in the credit markets, will continue to negatively affect consumer spending.
Concentrated Ownership
Radical Holdings LP has voting control of us and may take actions that may not be in the best interest of other stockholders. Our largest investor, Radical Holdings LP, controls 98% of our voting stock at March 31, 2010. This stockholder, acting alone, will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us and might adversely affect the market price of our common stock. In addition, Radical Holdings LP has the ability to nominate all of our directors and vote for them. This concentration of ownership may not be in the best interests of all our stockholders.

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

The failure to properly report payroll taxes prior to the initial Radical Holdings LP investment created a material liability, including resulting penalties and interest. We have filed amended payroll returns with, and paid the amounts owing pursuant to such amended returns to, the Internal Revenue Service and other governmental agencies. Our failure to properly report these amounts correctly in the past may cause us to be the subject of an audit by the Internal Revenue Service or other governmental agency. Audits generally result in substantial costs, including further liability, and divert management attention and resources from our business, which could adversely affect our business and financial condition.
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
We have outstanding debt and may incur additional debt in the future. On March 24, 2010, we received a loan in the amount of $772,500 from Radical Holdings LP and we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $772,500, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). Due to this recent event, we have outstanding debt and may incur substantial additional debt in the future. As a result, a significant portion of our future cash flow from operating activities may be dedicated to the payment of interest and the repayment of principal on such indebtedness, with no guarantee that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or obtain funds for required payments we will be in default. We may not be able to refinance our debt on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; to plan for, or react to, changes in technology and in our business and competition; and to react in the event of an economic downturn.
We have a history of net losses. We have incurred losses every year since 2002. As of December 31, 2009, our accumulated deficit was $4,159,725. To become profitable, we must be able to generate sufficient revenues from selling fees to cover our operating activity. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability.
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
Risks Related to the Share Exchange
Satisfying the conditions to closing may delay or prevent completion of the share exchange or reduce the anticipated benefits of the share exchange. Completion of the share exchange is conditioned upon, among other things, the receipt of consents, approvals and the delivery of financial statements containing the unqualified opinion of an outside auditing firm. These conditions may not be met or meeting them may require a significant delay in consummating the share exchange or may otherwise jeopardize or delay completion of the share exchange or may reduce the anticipated benefits of the share exchange.
If we are not able to successfully integrate the operations of the Company and Officeware Corporation, the combined company may fail to realize the anticipated growth opportunities, cost savings and other anticipated benefits of the share exchange. The Company and Officeware Corporation operate as separate and independent companies, and will continue to do so until the completion of the share exchange. Following the consummation of the share exchange, if achieved, management of the Company may face significant challenges in integrating the two companies’ technologies, organizations, procedures, policies and operations, as well as in addressing any differences in the business cultures of the two companies, and retaining key personnel. The integration process may be complex and time consuming and require substantial resources and effort. These efforts could divert management’s focus and resources from other strategic opportunities and from business operations during the integration process. Difficulties may occur during the integration process, including:
•	Loss of key officers and employees;

•	Loss of key clients;

•	Loss of revenues; and

•	Increases in operating, tax or other costs.
The success of the share exchange will depend in part on our ability to realize the anticipated growth opportunities from integrating the businesses of the Company and Officeware Corporation, while minimizing or eliminating any difficulties that may occur. Even if the integration of the businesses of the Company and Officeware Corporation is successful, it may not result in the realization of the full benefits of the growth opportunities that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on the revenues, expenses and operating results of the Company.
In addition, we must also integrate the Company’s and Officeware Corporation’s financial reporting systems, including their respective internal control over financial reporting. This process may pose challenges because Officeware Corporation has not previously been subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC. If we cannot successfully integrate the two companies’ internal control over financial reporting, the reliability of our financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected.

Failure to complete the share exchange could negatively impact our future operations. If the share exchange is not completed for any reason, we may be subjected to a number of material risks. The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the share exchange will be completed. If our board of directors or the board of directors of Officeware Corporation determines to seek another business combination or the share exchange is not completed for any other reason, the parties may risk losing key clients and employees. In addition, some costs related to the share exchange, such as legal, accounting, filing, printing and mailing, must be paid by us whether or not the combination is completed.
Item 2. Properties.
Our corporate headquarters is located at 320 South Walton, Dallas, Texas 75226. We sublease this space from an affiliate of Radical Holdings LP, HDNet LLC. Under this sublease, we lease approximately 600 square feet for $900 per month, utilities included. This sublease expires on December 31, 2010.
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

	2009		2008		Dividends Paid
	High	Low	High	Low	2009	2008
First Quarter	$1.50	$0.51	$8.00	$6.00	$—	$—
Second Quarter	1.50	0.51	6.00	3.00	—	—
Third Quarter	1.275	0.51	3.50	2.25	—	—
Fourth Quarter	$1.95	$0.08	$3.50	$1.20	$—	$—
As of December 31, 2009 and March 31, 2010, there were 535,321 shares of Immediatek common stock outstanding with approximately 212 stockholders of record. As of December 31, 2009 and March 31, 2010, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock, 69,726 shares of Series B Convertible Preferred Stock and 226,083 shares of common stock held by one stockholder, Radical Holdings LP. The outstanding shares of Series A and Series B Convertible Preferred Stock are convertible into 14,794,999 shares of Immediatek common stock as of December 31, 2009 and March 31, 2010. Radical Holdings LP has the right to vote these shares on all matters that are required or permitted to be submitted to our common stockholders on an as-converted basis.

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
Equity Compensation Plan Information
The Company has no equity compensation plans or arrangements and had no such plans or arrangements at December 31, 2009.
Item 6. Selected Financial Data.
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

Recent Developments
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) and was scheduled to mature on March 24, 2010. On March 24, 2010 a new Demand Promissory Note was issued to replace the expiring note. The principal amount of this new Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%), which is the same rate as the original note. The new Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
Our Business
Immediatek is a Nevada corporation. Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number is (214) 363-8183. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at this time.
Currently, our principal line of business is our e-commerce product called RadicalBuy, operated by our subsidiary IMKI Ventures. RadicalBuy is an online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, the RadicalBuy product may be accessed through the RadicalBuy website or through Facebook, MySpace, a personal blog or other website by the use of a “widget” that is currently available from our RadicalBuy website. Using RadicalBuy, sellers can list an item and have it visible to all RadicalBuy users instantly whether those users access RadicalBuy through our website or the RadicalBuy widget that sellers can install on their Facebook, MySpace, blog or other website. RadicalBuy takes advantage of social networks, such as Facebook and MySpace, to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues. After an item is listed, others can post the listing on their RadicalBuy account to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
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

History of Operating Losses
The following table presents our net loss and cash used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2009	2008

Net loss	$(778,199)	$(1,042,225)
Net cash used in operating activities	$(698,363)	$(874,346)
Our net loss for 2008 includes $123,188 for impairment of fixed assets and assets held for sale. Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 includes an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and substantial accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.
We funded our operations during the year ended December 31, 2009, primarily from the proceeds generated by the sale of the Series B Convertible Preferred Stock in 2008 and the related party note issued in March 2009. See “Liquidity and Capital Resources and Financial Position” beginning on page 20.
Our Objectives
At this time, our primary strategy is to grow the user base for RadicalBuy and transaction volume and to explore whether there are other potential applications of the technology we have developed.
Areas of Focus
Our vision to achieve that objective includes:
•	RadicalBuy — Increase Users and Transactions. We are focusing on increasing the number of users of RadicalBuy and the number of items listed for sale through it. In that respect, we may offer promotions to new and existing users to list their items for sale through RadicalBuy.
•	Other Potential Applications of the Technology We Have Developed. We have developed technology that enables content delivery and interactivity across various platforms such as a Facebook page, MySpace page, blog, webpage, cable television, internet enabled televisions or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii. We are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

•	Acquisitions. In addition to growing the RadicalBuy business, we have a strategy of growing and diversifying our business through selective acquisitions. In this regard, we entered into a Stock Exchange Agreement on December 16, 2009 with FilesAnywhere.com and its shareholders. We hope to close this transaction in the second quarter of 2010. We may also identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 21).
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
Finding Other Potential Applications of the Technology We Have Developed. In order to realize revenue from the technology we have developed we will need to find applications and, when applicable, third parties which can benefit from it. In addition, we will need to ensure that we are able to monetize the application of our technology. If we are unable to do so, we may never realize a return on the investment we have made in our technology.
Competition. There are companies in this industry that have far more financial resources and a larger market share than us. In order to compete with these companies, we will be required to be innovative and create more attractive functions and features.
Additionally, see “Risk Factors” commencing on page 6 concerning other risks and uncertainties facing us, including risks related to the proposed combination with Officeware Corporation.
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
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions. For a discussion of our significant accounting policies, see “Note 1 — Description of Business and Summary of Significant Accounting Policies” commencing on page F-8.
Recent Accounting Standards and Pronouncements
Refer to “Note 1 — Description of Business and Summary of Significant Accounting Policies” accompanying the consolidated financial statements commencing on page F-8 for a discussion of recent accounting standards and pronouncements.
Operations Review
The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	For the Years Ended December 31		2009 vs 2008
	2009	2008	Change	% Change

Revenues	$389	$842	$(453)	(54)%
Cost of sales	—	—	—	—

Gross (loss) margin	389	842	(453)	(54)
Gross (loss) margin percentage	100%	100%

Research and development expenses	399,343	478,666	(79,323)	(17)
General and administrative expenses	32,297	38,634	(6,337)	(16)
Consulting services	2,100	32,906	(30,806)	(94)
Non-cash consulting expense — related party	42,000	42,000	—	—
Professional fees	139,033	159,636	(20,603)	(13)
Salaries and benefits	177,640	163,883	13,757	8
Depreciation and amortization	4,242	28,202	(23,960)	(85)
Gain on sale of assets held for sale	(169)	(76)	(93)	122
Impairment of fixed assets and assets held for sale	—	123,188	(123,188)	(100)

Net operating loss	(796,097)	(1,066,197)	270,100	(25)
Other income — related party	34,764	19,388	15,376	79
Interest income	518	4,584	(4,066)	(89)
Interest expense — related party	(17,384)	—	(17,384)	100

Net loss	$(778,199)	$(1,042,225)	264,026	(25)%

Deemed dividend related to beneficial conversion feature on Series B convertible stock	—	(205,145)	205,145	(100)%

Net loss attributable to common stockholders	$(778,199)	$(1,247,370)	$469,171	(38)%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—%

Basic and diluted loss per share attributable to common stockholders	$(1.45)	$(2.33)	0.88	(38)%

Revenues. As of December 31, 2009 and 2008, revenues generated from RadicalBuy have been minimal. Since RadicalBuy is a developing line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.

Research and Development Expenses. Research and development expenses decreased in 2009 compared to 2008 due to the reduction in workforce that occurred in the first quarter of 2009. Research and development expenses were deployed to enhance the technology supporting our RadicalBuy widget, the website and possible other applications of our technology.
Consulting Services. Consulting services decreased in 2009 compared to 2008 because we required consulting services in support of the RadicalBuy application launch that were not needed in the current year.
Professional Fees. Professional fees decreased in 2009 compared to 2008 primarily due to the reduction of legal fees directly incurred by the Company. These services are now being provided under the Management Services Agreement with Radical Incubation LP, an affiliate of Radical Holdings LP. Going forward these services will be provided by Radical Ventures, L.L.C., another affiliate of Radical Holdings LP. We expect professional fees to increase in 2010, as compared to 2009, in connection with anticipated increases in fees resulting from work required in conjunction with the proposed share exchange with Officeware Corporation, work required in order that the post-combined company can comply with the Sarbanes-Oxley requirement for the audit of our internal controls in 2010, and other professional fees incurred as we attempt to expand our operations.
Salaries and Benefits. The increase in salaries and benefits expense for 2009, as compared to 2008, is attributable to increasing the role of our part-time employee to a full-time position, in the latter half of 2009, in order to implement additional procedures and testing to further comply with the anticipated Sarbanes-Oxley requirement for the audit of our internal controls and in anticipation of our proposed combination with Officerware Corporation.
Non-Cash Consulting Expense — Related Party. Many services were provided under the Management Services Agreement dated February 23, 2007, with Radical Incubation LP, an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Incubation LP provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement expired, pursuant to its terms, on December 31, 2009. We entered into a new agreement on December 31, 2009 in which Radical Ventures, L.L.C., another affiliate of Radical Holdings LP will provide these services to us upon the same terms during the upcoming year. This agreement may be terminated upon 30 days’ written notice by Radical Ventures, L.L.C. for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Ventures, L.L.C. for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Ventures, L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.
Depreciation and Amortization. Depreciation and amortization decreased during 2009, as compared to 2008, due to the determination by the Company that the website development costs and other assets were fully impaired in 2008.
Impairment of Fixed Assets and Assets Held for Sale. The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 2008, the Company recorded an impairment charge of $123,188.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. These agreements provide that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. and Silver Cinemas Acquisition Co. The increase in these amounts in 2009 compared to 2008 results from the agreement to perform these services for Silver Cinemas Acquisition Co. in 2009.

Interest Income. Interest income decreased during 2009, as compared to 2008, due to a general decline in interest rates and a decline in the balance of our operating funds.
Interest Expense — Related Party. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). This expense reflects the interest accruing on the Demand Promissory Note.
Income Taxes. There was no Federal income tax expense recorded for the years ended December 31, 2009 and 2008, due to a net loss in each period. We do not record deferred tax benefits related to net operating losses because of the uncertainty of realizing those benefits.
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
As of December 31, 2009, we had $278,795 of operating funds. On July 18, 2008, the Company and Radical Holdings LP entered into a Securities Purchase Agreement (the “Purchase Agreement”). Subject to the terms and conditions of the Purchase Agreement, the Company issued and sold, and Radical Holdings LP purchased, 69,726 shares of Series B Convertible Preferred Stock of the Company for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The proceeds from the issuance and sale of the Series B Convertible Preferred Stock were utilized to pay all outstanding liabilities through the end of 2008 and for several months of 2009.
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Demand Promissory Note. The principal amount of this new Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
On December 16, 2009, the Company, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP and Radical Investments LP entered into a Stock Exchange Agreement, or the Agreement. Subject to the conditions of the Agreement, the Company will issue and exchange 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com with the shareholders of FilesAnywhere.com. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. At the closing of this transaction, FilesAnywhere.com will become a wholly-owned subsidiary of the Company. In addition, subject to the terms and conditions of the Agreement, the Company will issue and sell, and Radical Holdings LP will purchase 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or $0.326151052293755 per share.

Management anticipates our operating funds, should the share exchange occur, and the funds provided by Radical Holdings LP will sustain our operations, as presently conducted, through the first quarter of 2011. By the end of the first quarter of 2011, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If the proposed combination does not occur, we will be required to seek additional funds prior to that date. If the combination does occur but if substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our goal is to grow the use of RadicalBuy, which we expect will generate revenue to support our operations. We intend to continue to improve and expand our website and roll-out other features to support its growth. No assurances, however, can be given that this line of business will generate sufficient operating funds to support our operating activities. In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms. We also hope that, if the share exchange is completed, that FilesAnywhere.com will generate revenue to support our operations.
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
Operating Activities. Cash used in operations was $698,363 in the year ended December 31, 2009, as compared to $874,346, in the year ended December 31, 2008.
Investing Activities. Cash provided by investing activities for the year ended December 31, 2009 was $3,507, as compared to cash provided by investing activities of $8,210 for the year ended December 31, 2008.
Financing Activities. For the year ended December 31, 2009, $750,000 was provided by financing activities while $500,000 was provided by financing activities for the year ended December 31, 2008. The increase in 2008 is attributable to the issuance of the Demand Promissory Note representing a loan from Radical Holdings LP that resulted in proceeds of $750,000. The sale of the Series B Convertible Preferred Stock to Radical Holdings LP in 2008 resulted in proceeds of $500,000.
Indebtedness
On March 25, 2009, we received a loan in the amount of $750,000 from Radical Holdings LP and we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. At December 31, 2009 the principal and accrued interest of this Demand Promissory Note was $767,384. On March 24, 2010, this note was refinanced and a new Demand Promissory Note was issued. The principal amount of this new Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier. At December 31, 2008, we did not have any outstanding indebtedness for borrowed money.

Liquidity
We believe that the funds received from the issuance of common stock in conjunction with our proposed combination with FilesAnywhere.com along with funds generated by the operation of FilesAnwhere.com will provide us with the necessary funds to operate our business until the first quarter of 2011. Because our main line of business, RadicalBuy, has a short operating history, we anticipate that our operating activities will not generate a material amount of cash in the near term. While we are undertaking various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we will be required to seek additional funds by the end of the first quarter of 2011 to fund our future operating activities. If the combination does not occur, we will be required to seek additional funds prior to that date.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
Our audited consolidated financial statements and accompanying footnotes can be found beginning with the Index to Consolidated Financial Statements on page F-1, which follows the signature page of this Annual Report on Form 10-K.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Evaluation of disclosure controls and procedures. Our chief executive officer and president (our Principal Executive Officer and Principal Financial Officer) is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) for us. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in internal controls. There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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

Exhibit
Number		Description of Exhibit

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

10.1	*	Summary of verbal arrangement for compensation for Darin Divinia (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.2	*	Summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.3	*
Updated summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008 and incorporated herein by reference).

10.4
Agreement for Project Staffing Services, dated February 28, 2008, by and between Immediatek, Inc. and HDNet Fights, Inc. (filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.5
Letter agreement, dated February 28, 2008, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.6
Securities Purchase Agreement, dated July 18, 2008, by and between Immediatek, Inc. and Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2008 and incorporated herein by reference).

10.7
Agreement for Project Staffing Services, dated February 6, 2009, by and between Immediatek, Inc. and Silver Cinemas Acquisition Co. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2009 and incorporated herein by reference).

10.9
Demand Promissory Note, dated March 25, 2009, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference).

10.10
Stock Exchange Agreement, dated December 16, 2009, by and among Immediatek, Inc., Officeware Corporation, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.11
Management Services Agreement, dated December 31, 2009, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.12
Letter agreement, dated December 31, 2009, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc., IMKI Ventures, Inc. and HDNet LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.13
Demand Promissory Note, dated March 24, 2010, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

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

Immediatek, Inc.¸ a Nevada corporation
Date: March 31, 2010	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)
In accordance with the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DARIN DIVINIA Darin Divinia	Director, President and Chief Executive Officer (principal executive and financial officer)	March 31, 2010

/s/ ROBERT S. HART Robert S. Hart	Director and Secretary	March 31, 2010

S-1

IMMEDIATEK, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the Period from January 1, 2008 (Re-entry of Development Stage) to December 31, 2009	F-5

Consolidated Statement of Changes in Stockholders’ Deficit for the years ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the Period from January 1, 2008 (Re-entry of Development Stage) to December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Director and Stockholders
Immediatek, Inc.
We have audited the accompanying consolidated balance sheet of Immediatek, Inc. (the “Company”) (a development stage enterprise) as of December 31, 2009, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended and for the period from January 1, 2008 (date of re-entry into the development stage ) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 1, 2008 to December 31, 2008 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.
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
In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2009, and the results of its operations and cash flows for the year then ended and the period from January 1, 2008 to December 31, 2009, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a substantial accumulated deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management Report on Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.
/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, TX
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Immediatek, Inc.
We have audited the accompanying consolidated balance sheet of Immediatek, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immediatek, Inc. and subsidiaries as of December 31, 2008 and consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as they relate to these issues are also explained in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KBA GROUP LLP
KBA GROUP LLP
Dallas, Texas
March 31, 2009

Immediatek, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

Assets

Current assets:
Cash	$278,795	$223,651
Accounts receivable (including $2,413 and $7,859 due from a related party at December 31, 2009 and 2008, respectively)	3,609	7,911
Prepaid expenses and other current assets	7,940	2,650

Total current assets	290,344	234,212

Fixed assets, net	3,872	3,857
Assets held for sale	—	7,595

Total Assets	$294,216	$245,664

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable (including $0 and $2,308 due to related parties at December 31, 2009 and 2008, respectively)	$14,261	$2,308
Accrued liabilities (including $17,384 and $0 due to related parties at December 31, 2009 and 2008, respectively)	26,043	3,245
Note Payable — related party	750,000	—

Total current liabilities	790,304	5,553

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at December 31, 2009 and December 31, 2008; redemption/liquidation preference of $3,000,000	$3,000,000	$3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at December 31, 2009 and and December 31,2008; redemption/liquidation preference of $500,000	$500,000	$500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 537,988 shares authorized but not issued	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	535	535
Additional paid in capital	163,102	121,102
Deficit accumulated during the development stage	(1,820,424)	(1,042,225)
Accumulated deficit — prior to the development stage	(2,339,301)	(2,339,301)

Total Stockholders’ deficit	(3,996,088)	(3,259,889)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$294,216	$245,664

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations

			For the Period from
			January 1, 2008
			(re-entry of
			development stage)
	For the Years Ended December 31,		to December 31,
	2009	2008	2009

Revenues	$389	$842	$1,231
Cost of revenues	—	—	—

Gross margin	389	842	1,231

Expenses:
Research and development expenses	399,343	478,666	878,009
Consulting services	2,100	32,906	35,006
Non-cash consulting expense — related party	42,000	42,000	84,000
Professional fees	139,033	159,636	298,669
Salaries and benefits	177,640	163,883	341,523
Depreciation and amortization	4,242	28,202	32,444
Gain on sale of assets held for sale	(169)	(76)	(245)
Impairment of fixed assets and assets held for sale	—	123,188	123,188
Other general and administrative expenses	32,297	38,634	70,931

Total expenses	796,486	1,067,039	1,863,525

Net operating loss	(796,097)	(1,066,197)	(1,862,294)

Other income (expense):
Other income — related party	34,764	19,388	54,152
Interest income	518	4,584	5,102
Interest expense — related party	(17,384)	—	(17,384)

Net loss	(778,199)	(1,042,225)	(1,820,424)

Deemed dividend related to the beneficial conversion feature on Series B convertible preferred stock	—	(205,145)	(205,145)

Net loss attributable to common stockholders	$(778,199)	$(1,247,370)	$(2,025,569)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	535,321

Basic and diluted loss per common share attributable to common stockholders	$(1.45)	$(2.33)	$(3.78)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008

					For the Period
					from
				Prior to	January 1, 2008
				January 1, 2008	(re-entry of
				(re-entry of	development
				development	stage) to
			Additional	stage)	December 31, 2009	Total
	Common Stock		Paid-in	Accumulated	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit	Deficit

Balance, December 31, 2007	535,321	$535	$79,102	$(2,339,301)	$—	$(2,259,664)

Deemed contribution for services provided by stockholder	—	—	42,000	—	—	42,000
Net Loss	—	—	—	—	(1,042,225)	(1,042,225)

Balance, December 31, 2008	535,321	$535	$121,102	$(2,339,301)	$(1,042,225)	$(3,259,889)

Deemed contribution for services provided by stockholder	—	—	42,000	—	—	42,000
Net Loss	—	—	—	—	(778,199)	(778,199)

Balance, December 31, 2009	535,321	535	163,102	(2,339,301)	(1,820,424)	(3,996,088)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flow

			For the Period
			from
			January 1, 2008
			(Re-entry of
			Development
	For the Years Ended December 31		Stage) to
	2009	2008	December 31, 2009

Cash flows from operating activities
Net loss	$(778,199)	$(1,042,225)	$(1,820,424)
Depreciation and amortization	4,242	28,202	32,444
Non-cash consulting fees — related party	42,000	42,000	84,000
Gain on sale and disposal of assets held for sale	(169)	(76)	(245)
Impairment of fixed assets and assets held for sale	—	123,188	123,188
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	4,302	(4,336)	(34)
Prepaid expenses and other current assets	(5,290)	438	(4,852)
Accounts payable	11,953	(21,718)	(9,765)
Accrued liabilities	22,798	181	22,979

Net cash used in operating activities	(698,363)	(874,346)	(1,572,709)

Cash flows from investing activities
Purchase of fixed assets	(4,256)	—	(4,256)
Proceeds from the sale of fixed assets	7,763	8,210	15,973

Net cash provided by investing activities	3,507	8,210	11,717

Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock	—	500,000	500,000
Proceeds from issuance of promissory note	750,000	—	750,000

Net cash provided by financing activities	750,000	500,000	1,250,000

Net increase (decrease) in cash	55,144	(366,136)	(310,992)
Cash at the beginning of the period	223,651	589,787	750,155

Cash at the end of the period	$278,795	$223,651	$439,163

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Number of shares issued for acquisition of assets	—	—	60,514
Value of shares issued for acquisition of assets	$—	$—	$151,286
See accompanying notes to consolidated financial statements.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Immediatek was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at this time. However, the activity from October 1, 2007 through December 31, 2007 was not material, and we are presenting the financial statements as if the Company re-entered the development stage at January 1, 2008. On August 29, 2007, Immediatek, Inc. (the “Company” or “Immediatek”) formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is an online marketplace that, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. RadicalBuy also enables sellers to list their items across various internet platforms such as their Facebook page, MySpace page, blog or web page through the use of a “widget” that is currently available from our RadicalBuy website.
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
Going Concern: The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of the Company and the satisfaction of its liabilities and commitments in the normal course of business. See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues. The inability to consummate the proposed share exchange described in Note 2 or obtain additional financing during the second quarter of 2010, when required, could have a material adverse effect on the operations and financial condition of the Company.
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
Business Segments: On August 31, 2007, IMKI Ventures, a newly created, wholly-owned subsidiary of the Company, acquired certain assets that it used to launch the RadicalBuy product on October 23, 2007. Accordingly, the Company anticipates that it will primarily operate in the e-commerce line of business.
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
Fixed Assets: Fixed assets are stated at cost and depreciated using the straight-line method over the estimated lives of the assets. The following table summarizes the estimated remaining useful lives of fixed assets of the Company at December 31, 2009:

Estimated
Remaining
Useful Lives
Computer equipment	2 - 29 months
Office furniture and equipment	5 - 14 months
The following table summarizes the fixed assets of the Company at December 31, 2009 and 2008:

	2009	2008

Computer equipment	$27,906	$23,693
Office furniture and equipment	3,605	3,605

	31,511	27,298
Less accumulated depreciation and amortization	(27,639)	(23,441)

Fixed assets, net	$3,872	$3,857

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force, or EITF, Issue No. 00-02, Accounting for Website Development Costs, which is incorporated in ASC Topic 350, Intangibles-Goodwill and Other. Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. The RadicalBuy software platform was placed into service during the fourth quarter of 2007. The Company began amortizing the capitalized website development costs upon deployment in October 2007 over its estimated useful life of 60 months. During 2008, the Company determined that the website development costs were fully impaired. Accordingly, during 2008 the Company recorded an impairment charge of $70,613.

Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense related to fixed assets totaled $4,242 and $9,372 for the years ended December 31, 2009 and 2008, respectively.
Long-lived Assets: The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 2008, the Company determined that certain fixed assets, intangibles and assets held for sale were impaired and accordingly recorded an impairment charge of $123,188 which includes the impairment of web site development costs described above. There was no impairment during 2009.
Convertible Securities: From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5) and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments which are incorporated in ASC Topic 470, Debt.
Revenue Recognition: With respect to RadicalBuy, revenues are recognized when evidence of an arrangement exists, the fee is fixed and determinable, no significant obligation remains and collection of the receivable is reasonably assured. RadicalBuy generates transaction revenues from final value and feature fees. Feature fee revenues are recognized ratably over the estimated period of the feature, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has offered to purchase the item. As of December 31, 2009, revenues generated from RadicalBuy have been minimal.
Research and Development: We have spent approximately $399,343 and $478,666 in 2009 and 2008 respectively for the development of our technologies and services. Research and development costs related to present and future products and services are charged to operations in the period incurred. As new technology is produced and related services are delivered we will recognize the proceeds as revenue.
Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with SFAS 123 (revised 2004), Share Based Payment, which is incorporated in ASC Topic 718, Compensation, Stock Compensation and 505, Equity. Under ASC Topic 718, compensation cost related to stock based compensation is measured based on the award’s grant date fair value and is expensed on a straight-line basis over the period the award is earned by the employee.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at December 31, 2009 and 2008 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

Income Taxes: The Company follows SFAS 109, Accounting for Income Taxes, which is incorporated in ASC Topic 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
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
On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which is incorporated in ASC Topic 740, Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company did not recognize any adjustments to its financial statements as a result of its implementation of this accounting standard.
Recent Accounting Pronouncements:
On January 1, 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements as of December 31, 2009. As a result of the new accounting guidance, we expect to expense transaction costs associated with business combinations during 2010.
On January 1, 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB. The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
On January 1, 2009, we adopted new accounting guidance for assets acquired and liabilities assumed in a business combination as issued by the FASB. The new guidance amends the provisions previously issued by the FASB related to the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The new guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements at December 31, 2009.

During the second quarter of 2009, we adopted new accounting guidance related to subsequent events as issued by the FASB. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of subsequent events through the date the financial statements are issued. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.
During the third quarter of 2009, we adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.
In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We will adopt this guidance beginning January 1, 2010 and we do not expect this accounting guidance to materially impact our financial statements.
In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We will adopt this guidance beginning January 1, 2010 and we do not expect this accounting guidance to materially impact our financial statements.
NOTE 2 — GOING CONCERN
As shown in the accompanying consolidated financial statements, as of December 31, 2009, the Company had an accumulated deficit of $4,159,725. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
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
On March 25, 2009, the Company issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) to evidence a loan from Radical Holdings LP of $750,000 due on March 24, 2010. On March 24, 2010 a new Demand Promissory Note was issued. The principal amount of this new Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.

On December 16, 2009, the Company, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP and Radical Investments LP entered into a Stock Exchange Agreement, or the Agreement. Subject to the conditions of the Stock Exchange Agreement, the Company will issue and exchange 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com with the shareholders of FilesAnywhere.com. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. At the closing of this transaction, FilesAnywhere.com will become a wholly-owned subsidiary of the Company. In addition, subject to the terms and conditions of the Stock Exchange Agreement, the Company will issue and sell, and Radical Holdings LP will purchase 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or $0.326151052293755 per share.
As of December 31, 2009, we had $278,795 of operating funds, which management anticipates will sustain our operations, as presently conducted, until the end of the first quarter of 2010.
Management anticipates our operating funds, should the share exchange and the funds to be provided by Radical Holdings LP occur will sustain our operations, as presently conducted, through the first quarter of 2011. By the end of the first quarter of 2011, we will be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If the proposed transactions do not occur, we will be required to seek additional funds prior to that date. If the proposed transactions do occur but if substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We expect to continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds. No assurances, however, can be given that those opportunities can be realized, if available.
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
NOTE 3 — SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK
In accordance with the Securities Purchase Agreement, as amended, by and among the Company, Radical Holdings LP and the other parties thereto, the Company issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $3,000,000, or $0.68 per share of Series A Convertible Preferred Stock, on June 8, 2006. The Series A Convertible Preferred Stock is, at the option of the holders of the Series A Convertible Preferred Stock, convertible at any time into 14,563,804 shares of Company common stock.
On July 18, 2008, pursuant to a separate Securities Purchase Agreement, between the Company and Radical Holdings LP, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into 231,195 shares of Company common stock.

A holder of a share of Series A or Series B Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of shares of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted. As of March 31, 2010, Radical Holdings LP beneficially owned 98% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.
On October 13, 2009, Immediatek entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings LP. As a result of this agreement, the Company filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Preferred Stock. The result of this amendment is that, generally, should the Company issue new equity securities in the future for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Preferred Stock.
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

Ranking. The Series A and Series B Convertible Preferred Stock shall, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, rank pari passu with Series A and Series B Convertible Preferred Stock and senior to the shares of Company common stock and other junior stock.
Conversion. The shares of Series A and Series B Convertible Preferred Stock are convertible into 14,563,804 and 231,195 shares of our common stock, respectively. An intrinsic value exists for a beneficial conversion feature if the market value of the Company common stock that can be acquired by conversion of the Series A and Series B Convertible Preferred Stock is greater than the carrying value of those shares before issue costs.
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

Registration and Other Rights. The Investor’s Rights Agreement grants Radical Holdings LP certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected. The Investor Rights Agreement requires that the Company use its best efforts to have such registration, if any, declared effective by the SEC, and there are no penalties associated with the failure to meet the applicable registration requirements.
Classification. Since the redemption right with respect to the Series A and Series B Convertible Preferred Stock is conditional, the Series A and Series B Convertible Preferred Stock is not a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is incorporated in ASC Topic 480, Distinguishing Liabilities from Equity, but should be classified as equity. Based on the guidance in EITF D-98, Classification and Measurement of Redeemable Securities, which is also incorporated in ASC Topic 480, Distinguishing Liabilities from Equity, however, the Series A and Series B Convertible Preferred Stock is classified outside of permanent stockholders’ equity. Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, ASC Topic 480 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical Holdings LP controls over 50% of the voting securities of the Company since the Series A and Series B Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote. Therefore, Radical Holdings LP would be able to control a vote to redeem the Series A and Series B Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A and Series B Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.
NOTE 4 — STOCKHOLDERS’ DEFICIT
The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. The preferred stock may be issued with rights and preferences as designated by the board of directors. Of the preferred stock, 4,392,286 shares have been designated as Series A Convertible Preferred Stock and 69,726 have been designated as Series B Convertible Preferred Stock. All shares of common stock issued prior to June 6, 2006, are subject to preemptive rights, which entitle the holder of that common stock to purchase additional shares of common stock with respect to issuances of common stock, or any security convertible into shares of common stock, prior to June 6, 2006 in certain circumstances.
NOTE 5 — STOCK OPTIONS
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

The following table summarizes the information with respect to stock options for the years ended December 31, 2009 and 2008:

	2009		2008
	Number of Shares	Weighted	Number of Shares	Weighted
	Underlying Stock	Average	Underlying Stock	Average
	Options	Exercise Price	Options	Exercise Price

Balance, January 1	—	$—	1,625	$15.00
Stock options granted	—	—	—	—
Stock options expired	—	—	(1,625)	15.00
Stock options exercised	—	—	—	—

Balance, December 31	—	$—	—	$—

Exercisable, December 31	—	$—	—	$—

NOTE 6 — RELATED PARTY TRANSACTIONS
Office Space: On December 31, 2009, DiscLive, Inc., our wholly-owned subsidiary, entered into a letter agreement amending the sublease with HDNet LLC, an affiliate of Holdings. Pursuant to the letter agreement, DiscLive, Inc. has assigned the sublease to IMKI Ventures, Inc., our wholly-owned subsidiary and IMKI Ventures, Inc. will sublease from HDNet LLC approximately 600 square feet of office space. The rent remains $900 per month, utilities included. Total lease expense for 2009 and 2008 was $10,800 for each year. This sublease expires December 31, 2010. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Holdings. The letter agreement remains subject to the terms of the underlying lease, which includes the termination provisions. As of December 31, 2009, future minimum lease payments required are $10,800 for 2010.
Management Services Agreement. On December 31, 2009, the Company, entered into a Management Services Agreement with Radical Ventures LLC, an affiliate of Holdings. Pursuant to this Management Services Agreement, personnel of Radical Ventures LLC will provide certain management services to us, including, among others, legal, financial, marketing and technology. These services will be provided to us at a cost of $3,500 per month; however, we will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to us. This agreement will continue until the earlier of:
•	December 31, 2010; and

•	the date on which Holdings, it successors or their respective affiliates cease to be beneficially own, directly or indirectly, at least 20% of our then outstanding voting power.
This agreement may be terminated upon 30 days’ written notice by Radical Ventures LLC for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Ventures LLC for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Ventures LLC’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.
Stock Exchange Agreement. On December 16, 2009, the Company, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. Subject to the conditions of the Stock Exchange Agreement, the Company will issue and exchange 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com with the shareholders of FilesAnywhere.com. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. At the closing of this transaction, FilesAnywhere.com will become a wholly-owned subsidiary of the Company. In addition, subject to the terms and conditions of the Agreement, the Company will issue and sell, and Radical Holdings LP will purchase 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or $0.326151052293755 per share. In the Agreement, the parties represented and warranted to, and covenanted with each other as to various matters.

Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note issued to Radical Holdings LP. The note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. For the twelve months ended December 31, 2009, $17,384 was accrued as interest expense under this agreement. On March 24, 2010 a new Demand Promissory Note was issued. The principal amount of this new Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
Consulting Agreement. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co. For the twelve months ended December 31, 2009 we earned $26,969 under this agreement. Amounts due to the Company from Silver Cinemas Acquisition Co. totaled $1,938 at December 31, 2009.
Securities Purchase Agreement. On July 18, 2008, we entered into a Securities Purchase Agreement with Radical Holdings LP. This document governs the purchase and sale of the Series B Convertible Preferred Stock. Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into 231,195 shares of Company common stock.
Consulting Agreement: On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. This agreement provides that we will provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc.. For the year ended December 31, 2009, we earned $7,795 under this agreement. At December 31, 2009, $475 was due from this related party.
NOTE 7 — INCOME TAXES
While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock. The Company has approximately $5,080,000 in net operating losses that begin to expire in 2022. The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carryforwards in future periods.
The following table presents the components of the deferred tax asset and liabilities at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss — acquired	$771,630	$771,630
Net operating loss — successor	955,739	687,805
State tax credit	153,029	152,606
Amortization	54,346	59,736
Depreciation	6,983	18,134
Valuation allowance	(1,941,727)	(1,689,911)

Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes. The sources and tax effects of the differences are as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Income tax benefit at statutory rate	$(264,588)	$(354,357)
Permanent differences	14,280	14,280
Expiration of NOL	—	45,390
Change in valuation allowance	251,816	297,119
Prior year differences	25	655
Other	(1,533)	(3,087)

	$—	$—

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

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

10.1	*	Summary of verbal arrangement for compensation for Darin Divinia (filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.2	*	Summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 4, 2008 and incorporated herein by reference).

10.3	*
Updated summary of verbal arrangement for compensation for Steve Watkins (filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on January 18, 2008 and incorporated herein by reference).

10.4
Agreement for Project Staffing Services, dated February 28, 2008, by and between Immediatek, Inc. and HDNet Fights, Inc. (filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.5
Letter agreement, dated February 28, 2008, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc. and HDNet LLC (filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on March 3, 2008 and incorporated herein by reference).

10.6
Securities Purchase Agreement, dated July 18, 2008, by and between Immediatek, Inc. and Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2008 and incorporated herein by reference).

10.7
Agreement for Project Staffing Services, dated February 6, 2009, by and between Immediatek, Inc. and Silver Cinemas Acquisition Co. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2009 and incorporated herein by reference).

10.9
Demand Promissory Note, dated March 25, 2009, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference).

10.10
Stock Exchange Agreement, dated December 16, 2009, by and among Immediatek, Inc., Officeware Corporation, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

10.11
Management Services Agreement, dated December 31, 2009, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.12
Letter agreement, dated December 31, 2009, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc., IMKI Ventures, Inc. and HDNet LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.13
Demand Promissory Note, dated March 24, 2010, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

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