Form 10-Q
period 2010-03-31
IMMEDIATEK INC
filed 2010-05-17
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
(214) 363-8183
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
As of May 14, 2010, the issuer had 15,865,641 shares of common stock outstanding.

IMMEDIATEK, INC.

Page

Introduction	1

Trademarks and Service Marks	1

Market and Industry Data and Forecasts	1

Forward-Looking Statements	1

Part I — Unaudited Financial Information	3

Item 1. Unaudited Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the Period from January 1, 2008 (Re-entry of Development Stage) to March 31, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the Period from January 1, 2008 (Re-entry of Development Stage) to March 31, 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T. Controls and Procedures	17

Part II — Other Information	18

Item 6. Exhibits	18

Signatures	S-1

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
TRADEMARKS AND SERVICE MARKS
This Quarterly Report on Form 10-Q contains registered trademarks and service marks owned or licensed by entities and persons other than us.
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
For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2010.
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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009

Assets

Current assets:
Cash	$53,123	$278,795
Accounts receivable (including $9,263 and $2,413 due from a related party at March 31, 2010 and December 31, 2009, respectively)	10,483	3,609
Prepaid expenses and other current assets	16,233	7,940

Total current assets	79,839	290,344

Fixed assets, net	3,279	3,872

Total Assets	$83,118	$294,216

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$12,152	$14,261
Accrued liabilities (including $572 and $17,384 due to related parties at March 31, 2010 and December 31, 2009, respectively)	41,925	26,043
Note payable-related party	772,500	750,000

Total current liabilities	826,577	790,304

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at March 31, 2010 and December 31, 2009; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at March 31, 2010 and and December 31,2009; redemption/liquidation preference of $500,000	500,000	500,000

Stockholders’ deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized and 535,321shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	535	535

Additional paid in capital	173,602	163,102
Deficit accumulated during the development stage	(2,078,295)	(1,820,424)
Accumulated deficit — prior to the development stage	(2,339,301)	(2,339,301)

Total stockholders’ deficit	(4,243,459)	(3,996,088)

Total Liabilities, Preferred Stock and Stockholders’ Deficit	$83,118	$294,216

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Operations

			For the Period from
			January 1, 2008
			(re-entry of
	For the Three Months Ended March 31,		development stage)
	2010	2009	to March 31, 2010

Revenues	$23	$62	$1,254
Cost of revenues	—	—	—

Gross margin	23	62	1,254

Expenses:
Research & development expenses	98,519	108,804	976,527
Consulting services	—	—	35,006
Non-cash consulting expense — related party	10,500	10,500	94,500
Professional fees	81,420	42,574	380,089
Salaries and benefits	60,558	42,583	402,082
Depreciation and amortization	592	1,793	33,036
Gain on sale of assets held for sale	—	(54)	(245)
Impairment of fixed assets and assets held for sale	—	—	123,188
Other general and administrative expenses	9,469	10,316	80,400

Total expenses	261,058	216,516	2,124,583

Net operating loss	(261,035)	(216,454)	(2,123,329)

Other income (expense):
Other income — related party	8,788	10,458	62,940
Interest income	—	115	5,102
Interest expense — related party	(5,624)	(432)	(23,008)

Net loss	(257,871)	(206,313)	(2,078,295)

Deemed dividend related to the beneficial conversion feature on Series B convertible preferred stock	—	—	(205,145)

Net loss attributable to common stockholders	$(257,871)	$(206,313)	$(2,283,440)

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.48)	$(0.39)	$(4.27)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Cash Flow

			For the Period from
			January 1, 2008
			(Re-entry of
	For the Three Months Ended March 31,		Development Stage)
	2010	2009	to March 31, 2010

Cash flows from operating activities
Net loss	$(257,871)	$(206,313)	$(2,078,295)
Depreciation and amortization	592	1,793	33,036
Non-cash consulting fees — related party	10,500	10,500	94,500
Gain on sale and disposal of assets held for sale	—	(54)	(245)
Impairment of fixed assets and assets held for sale	—	—	123,188
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(6,874)	(6,253)	(6,908)
Prepaid expenses and other current assets	(8,293)	(16,179)	(13,145)
Accounts payable	(2,109)	23,093	(11,874)
Accrued liabilities	38,383	432	61,362

Net cash used in operating activities	(225,672)	(192,981)	(1,798,381)

Cash flows from investing activities
Purchase of fixed assets	—	—	(4,256)
Proceeds from the sale of fixed assets	—	7,649	15,973

Net cash provided by investing activities	—	7,649	11,717

Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock	—	—	500,000
Proceeds from issuance of promissory note	—	750,000	750,000

Net cash provided by investing activities	—	750,000	1,250,000

Net (decrease) increase in cash	(225,672)	564,668	(536,664)
Cash at the beginning of the period	278,795	223,651	589,787

Cash at the end of the period	$53,123	$788,319	$53,123

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	—	—	—

Number of shares issued for acquisition of assets	—	—	60,514
Value of shares issued for acquisition of assets	$—	$—	$151,286
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
The Company’s condensed consolidated balance sheet at March 31, 2010 and condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and for the period from January 1, 2008 (presented re-entry of development stage) to March 31, 2010 and condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 and for the period from January 1, 2008 (presented re-entry of development stage) to March 31, 2010 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 31, 2010 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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
MARCH 31, 2010
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
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at March 31, 2010 and 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recent Accounting Pronouncements:
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

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
NOTE 2 — GOING CONCERN
As shown in the accompanying condensed consolidated financial statements, as of March 31, 2010, the Company had an accumulated deficit of $4,417,596 and during the three months ended March 31, 2010, the Company incurred a net loss of $257,871 and used cash in operations of $225,672. The Company’s historical and continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.
On March 25, 2009, the Company issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) to evidence a loan from Radical Holdings LP of $750,000 due on March 24, 2010. On March 24, 2010 a new Amended and Restated Demand Promissory Note was issued. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
On December 16, 2009, the Company, Officeware Corporation, or FilesAnywhere.com, Timothy Rice, Chetan Jaitly, Radical Holdings LP and Radical Investments LP entered into a Stock Exchange Agreement, or the Agreement. On April 1, 2010, the Company, FilesAnywhere.com, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, (or “Merger Sub”), entered into an Amendment to that Agreement dated December 16, 2009, (as so amended, the “Merger Agreement”). Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of the Company, merged with and into FilesAnywhere.com on April 1, 2010. As a result of such merger, the Company became the sole shareholder of FilesAnywhere.com and FilesAnywhere.com shareholders received 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com. In addition, subject to the terms and conditions of the Merger Agreement, the Company issued and sold, and Holdings, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.
As of March 31, 2010, we had $53,123 of operating funds, which together with the cash received on April 1, 2010 in conjunction with the Merger Agreement described above, management anticipates will sustain our operations, as presently conducted, through 2011. At the end of 2011, we may be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We may continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

IMMEDIATEK, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
Further, the Company may identify and pursue additional acquisitions. In the event that the Company consummates an additional acquisition, it may require additional funds prior to the end of 2011. No assurances, however, can be given that those opportunities can be realized upon, if available.
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
NOTE 3 — SUBSEQUENT EVENTS
The Company merged with and into FilesAnywhere.com on April 1, 2010 and the Company issued and sold shares of Company common stock for an aggregate purchase price of $1.0 million as described in Note 2. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.

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
Recent Developments
On December 16, 2009, the Company, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, the Company, FilesAnywhere.com, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to that Agreement dated December 16, 2009, or, the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of the Company, merged with and into FilesAnywhere.com on April 1, 2010. As a result of such merger, the Company became the sole shareholder of FilesAnywhere.com and FilesAnywhere.com shareholders received 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com. In addition, subject to the terms and conditions of the Merger Agreement, the Company issued and sold, and Holdings, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.
Our Business
General
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
Additionally, while not a part of our business in the first quarter of this year, since we consummated the merger transaction with FilesAnywhere.com on April 1, 2010, we expect that in the future the FilesAnywhere.com business will also be a principal line of business for the Company. FilesAnywhere.com provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.
History of Operating Losses
The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Net loss	$(257,871)	$(206,313)
Net cash used in operating activities	$(225,672)	$(192,981)
Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and substantial accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

We funded our operations during the three months ended March 31, 2010, primarily from the proceeds generated by the related party note payable issued in March 2009 and then Amended and Restated in March of 2010.
Our Objectives
At this time, our primary strategy is to grow the user base for RadicalBuy and transaction volume and to explore whether there are other potential applications of the technology we have developed. In addition, since we consummated the merger transaction with FilesAnywhere.com on April 1, 2010, we are developing strategies to grow the user base for that business as well.
Areas of Focus
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
FilesAnywhere.com—Increase Users and Services. We also are focusing on increasing the number of users of FilesAnywhere.com and the amount of services which we can provide to them. Additionally, we are focusing on efficiently integrating the FilesAnywhere.com business with our business.
Acquisitions. We may also identify and pursue additional potential acquisition candidates to support our strategy of growing and diversifying our business through selective acquisitions. In addition to FilesAnywhere.com acquisition which was consummated on April 1, 2010, we may identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
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
Integration of FilesAnywhere.com. In order to be successful with FilesAnywhere.com, we will need to efficiently integrate that business with our own. Once integrated, we will be required to be innovative with regard to the FilesAnywhere.com business in order to grow that business.
Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 31, 2010.

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

Operations Review
The Three Months Ended March 31, 2010 Compared to the Three Months
Ended March 31, 2009

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	Change	% Change

Revenues	$23	$62	$(39)	(63)%
Cost of sales	—	—	—	—

Gross (loss) margin	23	62	(39)	(63)
Gross (loss) margin percentage	100%	100%

R & D expenses	98,519	108,804	(10,285)	(9)
General and administrative expenses	9,469	10,316	(847)	(8)
Non-cash consulting services — related party	10,500	10,500	—	—
Professional fees	81,420	42,574	38,846	91
Salaries and benefits	60,558	42,583	17,975	42
Depreciation and amortization	592	1,793	(1,201)	(67)
(Gain) loss on sale of assets held for sale	—	(54)	54	(100)

Net operating loss	(261,035)	(216,454)	(44,581)	21

Other income — related party	8,788	10,458	(1,670)	(16)
Interest income	—	115	(115)	(100)
Interest expense — related party	(5,624)	(432)	(5,192)	100

Net loss	$(257,871)	$(206,313)	(51,558)	25%

Weighted average number of common shares outstanding — basic and fully diluted	535,321	535,321	—	—%

Basic and diluted loss per share attributable to common stockholders	$(0.48)	$(0.39)	(0.10)	25%

Revenues. As of March 31, 2010 and 2009, revenues generated from RadicalBuy have been minimal. Since RadicalBuy is a new line of business, revenues are difficult to anticipate until we achieve a consistent user base. We are actively working on additions and improvements to RadicalBuy that should result in increased users and, consequently, increased sales through the RadicalBuy application. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.
Research and Development Expenses. The decrease in research and development expenses for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 was due to the reduction in workforce that occurred in the first quarter of 2009. Research and development expenses were deployed to enhance the technology supporting our RadicalBuy widget, the website and possible other applications of our technology.
Non-Cash Consulting Expense — Related Party. Many services were provided under the Management Services Agreement dated December 31, 2009, with Radical Ventures, L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures, L.L.C. provide certain management services to us, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, we are not required to pay these fees or reimburse expenses and, accordingly, account for these costs of services and expenses as deemed contributions to us. This agreement expires, pursuant to its terms, on December 31, 2010. This agreement may be terminated upon 30 days’ written notice by Radical Ventures, L.L.C. for any reason or by us for gross negligence. We also agreed to indemnify and hold harmless Radical Ventures, L.L.C. for its performance of these services, except for gross negligence and willful misconduct. Further, we limited Radical Ventures, L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to us by virtue of this agreement during twelve months prior to that cause of action.

Professional Fees. Professional fees increased in the three month period ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in fees related to the FilesAnywhere.com transaction. We expect professional fees to increase in 2010, as compared to 2009, in connection with anticipated increases in fees resulting from work done related to the integration of FilesAnywhere.com.
Salaries and Benefits. The increase in salaries and benefits expense for the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009, is attributable to increasing the role of a part-time employee to a full-time position in the latter half of 2009, in order to implement additional procedures and testing to further comply with the anticipated Sarbanes-Oxley requirement for the audit of our internal controls and to handle additional work related to the FilesAnywhere.com transaction.
Depreciation and Amortization. Depreciation and amortization decreased during the three months ended March 31, 2010, as compared to the same period in 2009, due to the reduction in the useful life of the Company’s fixed assets without repair or replacement.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. Services to these affiliates include providing personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. and Silver Cinemas Acquisition Co. The decrease in these amounts for the three-month period ended March 31, 2010 compared to the same period in 2009 results from the reduced amount of work performed under these agreements.
Interest Income. Interest income decreased during the three months ended March 31, 2010, as compared to the same period in 2009, due to a general decline in interest rates and a decline in the cash balances of the Company.
Interest Expense — Related Party. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
Liquidity and Capital Resources and Financial Position
General
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
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.

On December 16, 2009, the Company, Officeware Corporation, or FilesAnywhere.com, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, the Company, FilesAnywhere.com, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to that Agreement dated December 16, 2009, or, the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of the Company, merged with and into FilesAnywhere.com on April 1, 2010. As a result of such merger, the Company became the sole shareholder of FilesAnywhere.com and FilesAnywhere.com shareholders received 12,264,256 shares of Company common stock for all of the outstanding shares of stock of FilesAnywhere.com. In addition, subject to the terms and conditions of the Merger Agreement, the Company issued and sold, and Holdings, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.
As of March 31, 2010, we had $53,123 of operating funds, which together with the cash received on April 1, 2010 in conjunction with the Merger Agreement described above, management anticipates will sustain our operations, as presently conducted, through 2011. At the end of 2011, we may be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. No assurances can be given that we will ever achieve profitability. We may continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our goal is to grow the use of RadicalBuy and FilesAnywhere.com, which we expect will generate revenue to support our operations. No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities. In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.
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
Operating Activities. Cash used in operations was $225,672 in the three months ended March 31, 2010, as compared to $192,981 for the three months ended March 31, 2009. The increase is primarily due to the increased professional fees related to the FilesAnywhere.com transaction.
Investing Activities. No cash was provided by investing activities for the three months ended March 31, 2010 as compared to $7,649 provided by investing activities for the three months ended March 31, 2009. The activity was primarily related to proceeds received from the sale of assets held for sale in 2009.

Financing Activities. For the three-month period ended March 31, 2010, no amounts were provided by financing activities while $750,000 was provided by financing activities for the three-month period ended March 31, 2009. On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
Indebtedness
On March 25, 2009, we received a loan in the amount of $750,000 from Radical Holdings LP and we issued to Radical Holdings LP a Demand Promissory Note, in the principal amount of $750,000, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced and a new Amended and Restated Demand Promissory Note was issued. At March 31, 2010 the principal and accrued interest of this Amended and Restated Demand Promissory Note was $773,008. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The principal amount of this new Amended and Restated Demand Promissory Note was $772,500. The Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
Liquidity
We believe that the funds received from the issuance of common stock in conjunction with our transaction with FilesAnywhere.com along with funds generated by the operation of FilesAnwhere.com will provide us with the necessary funds to operate our business until the end of 2011. While we are undertaking various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful in increasing funds generated from operating activities. Accordingly, we anticipate that we may be required to seek additional funds by the end of 2011 to fund our future operating activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
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

10.1
Amended and Restated Demand Promissory Note, dated March 24, 2010, issued by Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

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

Date: May 17, 2010	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ DARIN DIVINIA
		Name:	Darin Divinia
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
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

10.1
Amended and Restated Demand Promissory Note, dated March 24, 2010, issued by Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Indicates document filed herewith.

Exhibit Index