Form 10-Q
period 2010-06-30
IMMEDIATEK INC
filed 2010-08-13
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2010, the issuer had 15,865,641 shares of common stock outstanding.

IMMEDIATEK, INC.

i

INTRODUCTION
Unless the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to the “Company,” “Immediatek,” “Officeware,” “DiscLive,” “IMKI Ventures,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiaries, Officeware Corporation, DiscLive, Inc. or IMKI Ventures, Inc. Accordingly, there are no separate financial statements for Officeware Corporation, DiscLive, Inc. or IMKI Ventures, Inc.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the materials incorporated by reference into this Quarterly Report on Form 10-Q include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Quarterly Report on Form 10-Q that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judiciously, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;
•	our history of losses, which may continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;

•	inability to integrate our recently acquired Officeware business;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service; and
•	general economic conditions, including among others, the pronounced recession, rising unemployment and major bank failures and unsettled capital markets.
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

PART I — UNAUDITED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009

Assets

Current assets:
Cash	$2,385,504	$278,795
Accounts receivable, net	319,001	3,609
Prepaid expenses and other current assets	87,474	7,940

Total current assets	2,791,979	290,344

Fixed assets, net	453,282	3,872
Intangible assets, net	1,637,973	—
Goodwill	766,532	—
Other assets	9,784	—

Total Assets	$5,659,550	$294,216

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$53,077	$14,261
Accrued liabilities	94,245	26,043
Deferred revenue	614,962	—
Current portion of capital lease obligations	58,263	—
Note payable- related party	772,500	750,000

Total current liabilities	1,593,047	790,304

Capital lease oligations	30,654	—

Total liabilities	1,623,701	790,304

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at June 30, 2010 and December 31, 2009; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at June 30, 2010 and December 31,2009; redemption/liquidation preference of $500,000	500,000	500,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized and 15,865,641 and 535,321 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	15,865	535
Additional paid in capital	5,168,772	163,102
Accumulated deficit	(4,648,788)	(4,159,725)

Total stockholders’ equity (deficit)	535,849	(3,996,088)

Total Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)	$5,659,550	$294,216

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$682,874	$240	$682,897	$302
Cost of revenues	(166,662)	—	(166,662)	—

Gross margin	516,212	240	516,235	302

Expenses:
Research and development	275,049	96,846	373,568	205,650
Sales and marketing	74,430	—	74,430	—
General and administrative	397,792	92,674	560,331	200,389

Total expenses	747,271	189,520	1,008,329	406,039

Net operating loss	(231,059)	(189,280)	(492,094)	(405,737)

Other income (expense):
Other income	58	—	58	—
Other income — related party	6,950	11,518	15,738	21,976
Interest income	672	403	672	518
Interest expense	(2,035)	—	(2,035)	—
Interest expense — related party	(5,778)	(5,609)	(11,402)	(6,041)

Net loss	$(231,192)	$(182,968)	$(489,063)	$(389,284)

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	535,321	8,242,830	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.34)	$(0.06)	$(0.73)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended June 30
	2010	2009

Cash flows from operating activities
Net loss	$(489,063)	$(389,284)
Depreciation and amortization	118,480	2,714
Non-cash consulting fees — related party	21,000	21,000
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of merger:
Accounts receivable	90,728	(17,771)
Prepaid expenses and other assets	(31,791)	(8,105)
Accounts payable	4,811	3,297
Accrued liabilities	(1,934)	6,028
Deferred revenue	182,658	—

Net cash used in operating activities	(105,111)	(382,121)

Cash flows from investing activities
Cash acquired with merger	1,243,806	—
Purchase of fixed assets	(17,697)	(3,218)
Proceeds from the sale of fixed assets	—	7,649

Net cash provided by investing activities	1,226,109	4,431

Cash flows from financing activities
Payments on capital leases	(14,289)	—
Proceeds from the issuance of common stock	1,000,000	—
Proceeds from issuance of promissory note	—	750,000

Net cash provided by financing activities	985,711	750,000

Net increase in cash	2,106,709	372,310
Cash at the beginning of the period	278,795	223,651

Cash at the end of the period	$2,385,504	$595,961

Supplemental disclosures:
Interest paid	$2,035	$—
Income taxes paid	$—	$—

Number of shares issued for the merger	12,264,256	—
Value of shares issued for the merger	$4,000,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Immediatek, Inc. (“Immediatek”) was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, for sale. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that Immediatek re-entered the development stage at that time. On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. Those acquired assets were developed into our e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. RadicalBuy is an online marketplace that, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. RadicalBuy also enables sellers to list their items across various internet platforms such as their Facebook page, MySpace page, blog or web page through the use of a “widget” that is currently available from our RadicalBuy website.
On December 16, 2009, Immediatek, Officeware Corporation (“Officeware”), Timothy Rice, Chetan Jaitly, Radical Holdings LP and Radical Investments LP entered into a Stock Exchange Agreement, or the Agreement. On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation (“Merger Sub”), entered into an Amendment to that Agreement dated December 16, 2009 (as so amended, the “Merger Agreement”). Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware. Due to the merger, it was determined that Immediatek ceased to be in the development stage as of April 1, 2010.
Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. Officeware offers three primary services. First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage. Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server. These corporate offerings are designed to meet the specific requirements of each business customer or organization. The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments. Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.
Officeware’s operations are primarily based in Dallas, Texas with one employee and several consultants performing research and development in India. The cost of the India operations was approximately $102,500 for both the three and six months ended June 30, 2010 and is included in research and development expenses in Immediatek’s consolidated financial statements.
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and formatted disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted pursuant to SEC rules and regulations. These condensed consolidated financial statements include the accounts of Immediatek’s wholly-owned subsidiaries, Officeware, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements. The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded. Accordingly, this report references the Codification as the sole source of authoritative literature.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
The Company’s condensed consolidated balance sheet at June 30, 2010 and condensed consolidated statements of operations for the three months and six months ended June 30, 2010 and 2009 and condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 31, 2010 and on Form 8-K filed by the Company on April 8, 2010 as amended on June 16, 2010 and should be read in conjunction with this Quarterly Report on Form 10-Q.
Management Estimates and Significant Risks and Uncertainties: The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates. Significant assumptions are required in the calculation of the allowance for doubtful accounts receivable and deferred taxes. It is reasonably possible these estimates could be revised in the near term and the revisions could be material.
The Company is subject to a number of risks and can be affected by a variety of factors. Management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations or cash flows:
•	our inability to continue as a going concern;
•	our history of losses, which may continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;
•	inability to integrate our recently acquired Officeware business;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service; and
•	general economic conditions, including among others, the pronounced recession, rising unemployment and major bank failures and unsettled capital markets.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
Accounts Receivable, Net: Accounts receivable, net are recorded at the invoice amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. At June 30, 2010 and December 31, 2009, accounts receivable are net of the allowance of $21,459 and $0, respectively. In establishing the allowance, management considers historical losses experienced, as well as, trends, current receivables aging, and existing industry and national economic data. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense was $2,739 for the three and six months ended June 30, 2010. There was no bad debt expense for the three and six months ended June 30, 2009. The Company does not have any off balance sheet credit exposure related to its customers.
Goodwill and Intangible Assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent purchased intangible assets including customer relationships, developed technology, trade name and others. We currently amortize our intangible assets with definitive lives over periods ranging from six to ten years using the straight line method. Goodwill, which arose from the acquisition of Officeware, is not amortized, but will be reviewed annually for impairment based on the fair value of Officeware, or more frequently if certain indicators arise. Intangible assets will be evaluated for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We will evaluate the recoverability of these assets by comparison of the carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. The gross carrying amount and accumulated amortization, in total and by major intangible asset class, subject to amortization:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
Trade name	$126,808	3,170	123,638
Developed technology	$729,423	30,393	699,030
Customer relationships	$842,413	30,086	812,327

Total	$1,698,644	63,649	1,634,995
The aggregate amortization expense for the three and six months ended June 30, 2010 was $63,649. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended	Amortization
December 31,	Expense
2010	$190,947
2011	$254,596
2012	$254,596
2013	$254,596
2014	$254,596
Intangible assets not subject to amortization included certain domain names owned by the Company at the total carrying amount of $2,978.
Concentration of Credit Risk: Financial instruments which could potentially expose the Company to concentration of credit risk, consist primarily of receivables. Our revenue and receivables are comprised principally of amounts due from customers throughout the United States. During the three and six months ended June 30, 2010, sales to one customer amounted to 15% of total sales for both periods and receivables related to that customer accounted for 53% and 0% of total receivables at June 30, 2010 and December 31, 2009, respectively. One other customer accounted for approximately 11% of total receivables at June 30, 2010. Management believes that the loss of any of these significant customers could cause a material impact to the Company’s results of operations and financial position.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
Revenue Recognition and Deferred Revenue: Revenues are derived primarily from the service of data compilation, storage and related consulting. Revenues billed in advance are deferred and recognized as the service is provided. Revenues are presented net of sales taxes collected from customers.
Research and Development: Research and development costs related to present and future products and services are charged to operations in the period incurred. In accordance with authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The Company has not capitalized any software development costs as of June 30, 2010.
Advertising Costs: Advertising costs are expensed as incurred in the financial statements. Advertising costs are included in sales and marketing expenses and were $19,830 for both the three and six months ended June 30, 2010. Advertising costs were not significant during 2009.
Income Taxes: The Company follows ASC Topic 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
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
The Company follows ASC Topic 740, Income Taxes related to uncertain tax positions. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company does not have any uncertain tax positions as of June 30, 2010 or December 31, 2009. No interest or penalties have been accrued or recorded.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at June 30, 2010 and December 31, 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
NOTE 2 — MERGER WITH OFFICEWARE CORPORATION
On April 1, 2010, a wholly-owned subsidiary of Immediatek merged with and into Officeware. Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. The merger with Officeware provides the Company increased operations and a source of operating cash flow. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock in exchange for all of the outstanding shares of common stock of Officeware. Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock. Radical Holdings LP owns the Company’s Series A and Series B preferred stock. The Immediatek common stock exchanged was valued at $4,000,000, or approximately $0.33 per share, as determined by negotiations among the parties and an independent third party valuation. Due to the closely held nature and extremely limited trading of the Company’s stock, management does not believe the quoted value of its common stock was indicative of the value of the restricted common shares issued in conjunction with the merger. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the merger:

Cash	$1,243,806
Accounts receivable, net	406,120
Prepaid expenses and other current assets	47,374
Fixed assets	486,544
Intangible assets	1,701,622
Goodwill	766,532
Other assets	10,153
Accounts payable	(34,005)
Accrued liabilities	(92,636)
Deferred revenue	(432,304)
Capital lease obligations	(103,206)

Net assets acquired with merger	$4,000,000

Intangible assets consist of the following, including the estimated remaining useful lives:

Trade name	$126,808	10 years
Developed technology	729,423	6 years
Customer relationships	842,413	7 years
Domain name	2,978	indefinite
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $766,532. The goodwill is the residual value after identified assets are separately valued and represents the result of the acquired workforce and expected future cash flows. Goodwill is not expected to be deductible for tax purposes.
Officeware actual results from the acquisition date, April 1, 2010, which are included in the consolidated statement of operations for the three and six months ended June 30, 2010, are as follows:

Revenues	$682,841
Net operating income	18,218
Net income	16,913
The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the Officeware merger had occurred as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented or that may result in the future. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on currently available information.

The unaudited pro forma financial information for the six months ended June 30, 2010 combine the historical results of Immediatek and Officeware.

Revenues	$1,528,142
Net operating loss	(452,917)
Net loss	(448,208)
Basic and diluted net loss per share	$(0.03)
Presenting pro forma for the three months and six months ended June 30, 2009 is impractical as prior year financial statements were prepared only on an annual basis.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
NOTE 3 — ISSUANCE OF COMMON STOCK
On April 1, 2010, in conjunction with the merger with Officeware described in Note 2, the Company issued and sold 3,066,064 shares of common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share, as determined by negotiations among the parties and an independent third party valuation. Due to the closely held nature and extremely limited trading of the Company’s stock, management does not believe the quoted value of its common stock was indicative of the value of the restricted common shares issued in this transaction. Of this amount, 230,661 shares were issued to executive officers of the Company for $75,230 and 2,775,403 shares were issued for $905,201 to Radical Holdings, LP, a related party.
NOTE 4 — RELATED PARTY TRANSACTIONS
Office Space. On December 31, 2009, DiscLive, Inc., a wholly-owned subsidiary of the Company, entered into a letter agreement amending the sublease with HDNet LLC, an affiliate of Radical Holdings LP. Pursuant to the letter agreement, DiscLive, Inc. has assigned the sublease to IMKI Ventures, Inc., another wholly-owned subsidiary of the Company and IMKI Ventures, Inc. will sublease from HDNet LLC approximately 600 square feet of office space. The rent remains $900 per month, utilities included. Total lease expense for 2009 and 2008 was $10,800 for each year. This sublease expires December 31, 2010. HDNet LLC leases this office space from Radical Computing, Inc., another affiliate of Radical Holdings LP. The letter agreement remains subject to the terms of the underlying lease, which includes the termination provisions. As of June 30, 2009, future minimum lease payments required are $5,400 for 2010.
Management Services Agreement. On December 31, 2009, the Company entered into a Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services will be provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company. This agreement will continue until the earlier of:
•	December 31, 2010; and

•	the date on which Radical Holdings LP, its successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of the Company’s then outstanding voting power.
This agreement may be terminated upon 30 days’ written notice by Radical Ventures L.L.C. for any reason or by the Company for gross negligence. The Company also agreed to indemnify and hold harmless Radical Ventures L.L.C. for its performance of these services, except for gross negligence and willful misconduct. Further, the Company limited Radical Ventures L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to the Company by virtue of this agreement during twelve months prior to that cause of action. Prior to December 31, 2009, these services were provided by Radical Incubation, LP, another affiliate of Radical Holdings LP, under a separate agreement at the same cost. This agreement was terminated on December 31, 2009 and replaced with the agreement with Radical Ventures, L.L.C.
Consulting Agreements. On February 6, 2009, the Company entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement the Company provides personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
On February 28, 2008, the Company entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. This agreement provides that the Company provides personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc.
For the three months ended June 30, 2010 and 2009, we earned $6,950 and $11,519, respectively, under these agreements. For the six months ended June 30, 2010 and 2009, we earned $15,738 and $21,976, respectively, under these agreements.
Accounts receivable, net includes $6,950 at June 30, 2010 and $2,413 at December 31, 2009 from these related parties. These receivables are related to the consulting services provided to the related parties included in Other Income — Related Party in the income statement.
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
Accrued liabilities includes $6,286 and $17,384 at June 30, 2010 and December 31, 2009, respectively, for accrued interest related to this note. Additionally, $5,778 and $11,402 was expensed in the financial statements for the three and six months ended June 30, 2010 and $5,609 and $6,041 for the three and six months ended June 30, 2009 related to this note.
Merger Agreement. Refer to “Note 2 — Merger with Officeware Corporation” and “Note 3 — Issuance of Common Stock” for a description of the merger of a wholly-owned subsidiary of Immediatek with and into Officeware, effective April 1, 2010 and the accompanying stock issuance.

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
Our Business
General
Immediatek is a Nevada corporation. Our principal executive offices are located at 320 South Walton, Dallas, Texas 75226, and our telephone number is (214) 363-8183. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, for sale. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at that time. On December 16, 2009, Immediatek, Officeware, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to that Agreement dated December 16, 2009, or, the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware. Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock. Radical Holdings LP owns the Company’s Series A and Series B preferred stock. In addition, subject to the terms and conditions of the Merger Agreement, Immediatek issued and sold, and Holdings, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share. Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.
Currently, the Company primarily operates in one business segment: e-commerce. Our services and products are generally offered either through Officeware or IMKI Ventures. Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. Officeware offers three primary services. First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage. Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server. These corporate offerings are designed to meet the specific requirements of each business customer or organization. The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments. Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

Our subsidiary, IMKI Ventures, provides an e-commerce product called RadicalBuy. RadicalBuy is an online marketplace, which, in addition to providing buyers and sellers an online forum to buy and sell items, allows seller-approved third-parties to sell items on the seller’s behalf and earn a commission. Currently, the RadicalBuy product may be accessed through the RadicalBuy website or through Facebook, MySpace, a personal blog or other website by the use of a “widget” that is currently available from our RadicalBuy website. Using RadicalBuy, sellers can list an item and have it visible to all RadicalBuy users instantly whether those users access RadicalBuy through our website or the RadicalBuy widget that sellers can install on their Facebook, MySpace, blog or other website. RadicalBuy takes advantage of social networks, such as Facebook and MySpace, to increase the likelihood that an item will be sold based on the premise that a buyer might be more comfortable buying something from a seller located in their own circle of “friends” instead of a stranger using other classified advertising avenues. After an item is listed, others can post the listing on their RadicalBuy account to earn a commission. The amount of commission paid is at the discretion of the seller. If a user has nothing to sell, RadicalBuy allows all users to list other users’ items to earn commission. Users can leave feedback about sellers and buyers, and read others’ comments before buying or selling anything on the RadicalBuy platform.
In addition to these current platforms for RadicalBuy, IMKI Ventures plans to continue to search for additional platforms and applications on which the widget could operate. One such potential platform that IMKI Ventures is examining is interactive television. Interactive television may permit RadicalBuy to provide buyers and sellers with a forum that could be accessed through cable television, a computer connected to a television (such as Apple TV) or a gaming device such as a Sony Playstation, Microsoft Xbox or Nintendo Wii. We are also exploring whether there are other potential applications of the technology we have developed.
History of Operating Losses
The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Net loss	$(231,192)	$(182,968)
Net cash provided by (used in) operating activities	$120,562	$(189,139)

	For the Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Net loss	$(489,063)	$(389,284)
Net cash used in operating activities	$(105,111)	$(382,121)
Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities. With the Officeware merger on April 1, 2010, operating cash flows have turned positive for the Company.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and substantial accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result if we are unable to continue as a going concern.
We funded our operations during the six months ended June 30, 2010, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010. Management estimates that the Officeware merger will generate sufficient funds from operations to fund future operating activities.
Our Objectives
At this time, our primary objectives are to successfully grow the user base for the e-commerce products offered through our Officeware subsidiary, to launch the other planned applications and features we have for RadicalBuy and grow its user base and transaction volume and to continue to search for additional platforms and applications on which the RadicalBuy widget could operate.
Areas of Focus
Officeware — Increase Users. We are focused on increasing the number of users of the various online back-up, file storage and other web-based services for individuals, businesses and governmental organizations offered through Officeware. We may pursue aggressive advertising campaigns or other promotions primarily aimed at new users. Additionally, we are focusing on efficiently integrating the Officeware business with our business.
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
Acquisitions. We may also identify and pursue additional potential acquisition candidates to support our strategy of growing and diversifying our business through selective acquisitions. In addition to the Officeware acquisition which was consummated on April 1, 2010, we may identify and pursue additional potential acquisition candidates. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
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
Growing Users. In order to be successful with the products and services offered through Officeware, we will be required to attract new customers and deepen the current customer relationships which we currently have. Our largest clients require customized solutions, which in turn requires us to anticipate their needs. Likewise, in order to be successful with the RadicalBuy application, we will be required to grow the number of users and items listed for sale. In addition, we will need to ensure that the users are actively utilizing the application and that transactions are occurring.

Competition. There are companies in this industry that have far more financial resources and a larger market share than us. In order to compete with these companies, we will be required to be innovative and create more attractive functions and features.
Integration of Officeware. In order to be successful with Officeware, we will need to efficiently integrate that business with our own. Once integrated, we will be required to be innovative with regard to the Officeware business in order to grow that business.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policies and estimates relate to the following:
•	Convertible Securities. From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with ASC Topic 470, Beneficial Conversion Feature.
•	Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists, it has delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, the Company defers recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require the Company to make judgments, assumptions and estimates based upon current information and historical experience. To date, minimal revenues have been generated from RadicalBuy. Officeware generates revenue primarily from monthly fees for the services and products that it offers. While revenues for Officeware’s filesanywhere.com product are often received in advance of providing the applicable service, the Company defers recognizing such revenues until the service has been performed. Revenues for Officeware’s custom products for large enterprises are often received after such services are provided. The Company recognizes such revenues when service has been provided and collection is reasonably assured.
While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions.

Operations Review
The Three Months Ended June 30, 2010 Compared to the Three Months
Ended June 30, 2009

	For the Three Months Ended June 30,		2010 vs. 2009
	2010	2009	Change	% Change

Revenues	$682,874	$240	$682,634	284,431%
Cost of revenues	(166,662)	—	(166,662)	—%

Gross margin	516,212	240	515,972	214,988%

Expenses:
Research and development	275,049	96,846	178,203	184%
Sales and marketing	74,430	—	74,430	—%
General and administrative	397,792	92,674	305,118	329%

Total expenses	747,271	189,520	557,751	294%

Net operating loss	(231,059)	(189,280)	(41,779)	22%

Other income (expense):
Other income	58	—	58	—%
Other income — related party	6,950	11,518	(4,568)	(40)%
Interest income	672	403	269	67%
Interest expense	(2,035)	—	(2,035)	—%
Interest expense — related party	(5,778)	(5,609)	(169)	(3)%

Net loss	$(231,192)	$(182,968)	$(48,224)	26%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	535,321	15,330,320	2,864%

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.34)	$0.33	96%

The merger with Officeware was effective on April 1, 2010. Thus, three months of operations of Officeware are included in the Company’s results. The increases from the same period of 2009 are primarily related to Officeware’s operations. Management expects future quarterly results to be comparable and Officeware’s operations to generate positive cash flows. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.

The Six Months Ended June 30, 2010 Compared to the Six Months
Ended June 30, 2009

	For the Six Months Ended June 30,		2010 vs. 2009
	2010	2009	Change	% Change

Revenues	$682,897	$302	$682,595	226,025%
Cost of revenues	(166,662)	—	(166,662)	—%

Gross margin	516,235	302	515,933	170,839%

Expenses:
Research and development	373,568	205,650	167,918	82%
Sales and marketing	74,430	—	74,430	—%
General and administrative	560,331	200,389	359,942	180%

Total expenses	1,008,329	406,039	602,290	148%

Net operating loss	(492,094)	(405,737)	(86,357)	21%

Other income (expense):
Other income	58	—	58	—%
Other income — related party	15,738	21,976	(6,238)	(28)%
Interest income	672	518	154	30%
Interest expense	(2,035)	—	(2,035)	—%
Interest expense — related party	(11,402)	(6,041)	(5,361)	(89)%

Net loss	$(489,063)	$(389,284)	$(99,779)	26%

Weighted average number of common shares outstanding — basic and fully diluted	8,242,830	535,321	7,707,509	1,440%

Basic and diluted loss per common share attributable to common stockholders	$(0.06)	$(0.73)	$0.67	92%

The merger with Officeware was effective on April 1, 2010. Thus, three months of operations of Officeware are included in the Company’s six months results. The increases from the same six month period of 2009 are primarily related to Officeware’s operations. Management expects Officeware’s operations to generate positive cash flows in the future. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.
Liquidity and Capital Resources and Financial Position
General
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under a Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and includes accrued interest through the date of the amendment. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.

On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General” and in “Note 2 — Merger with Officeware Corporation” and “Note 3 — Issuance of Common Stock.”
As of June 30, 2010, we had $2,385,504 of operating funds, which management anticipates will sustain our operations. However, we may be required to seek additional funds if we do not generate sufficient cash from operating activities to fund our future operations or to fund future growth or acquisitions. Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2010. The time required to reach profitability is highly uncertain. No assurances can be given that we will ever achieve profitability. We may continue to experience operating losses. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our goal is to grow the use of RadicalBuy and the products and services offered through Officeware, which we expect will generate revenue to support our operations. No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities. In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.
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
Operating Activities. Cash used in operations was $105,111 in the six months ended June 30, 2010, as compared to $382,121 for the six months ended June 30, 2009. The decrease was primarily a result of the Officeware operations included for the three month period from April 1, 2010.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2010 was $1,226,109, as compared to $4,431 for the six months ended June 30, 2009. The increase in investing activity was primarily related to cash acquired with the Officeware merger of $1,243,806.
Financing Activities. For the six-month period ended June 30, 2010, $1.0 million was provided by the sale of 3,066,064 shares of Company common stock while $750,000 was provided by financing activities for the six-month period ended June 30, 2009 from the issuance of the note payable with a related party.
Liquidity
We believe that the funds received from the issuance of common stock, the cash received in the merger with Officeware, and funds generated by the operation of Officeware will provide us with the necessary funds to operate our business. While we are also undertaking various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and president (our Principal Executive Officer and Principal Financial Officer) is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) for us. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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

10.2
Amendment to Stock Exchange Agreement, dated April 1, 2010, by and among Immediatek, Inc., Officeware Corporation, Officeware Acquisition Corporation, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Radical Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.3	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.4	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.5	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

31.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ DARIN DIVINIA

		Name:	Darin Divinia
		Title:	Chief Executive Officer
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

10.2
Amendment to Stock Exchange Agreement, dated April 1, 2010, by and among Immediatek, Inc., Officeware Corporation, Officeware Acquisition Corporation, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Radical Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.3	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.4	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.5	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

31.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.