Form 10-Q
period 2010-09-30
IMMEDIATEK INC
filed 2010-11-12
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-26073
IMMEDIATEK, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

8600 Freeport Parkway, Suite 220
Irving, Texas	75063
(Address of principal executive offices)	(Zip code)
(888) 661-6565
(Issuer’s telephone number, including area code)
320 South Walton, Dallas, Texas 75226
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 12, 2010, the issuer had 15,865,641 shares of common stock outstanding.

IMMEDIATEK, INC.

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

PART I — UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009

Assets

Current assets:
Cash	$2,413,714	$278,795
Accounts receivable, net	180,150	3,609
Prepaid expenses and other current assets	97,165	7,940

Total current assets	2,691,029	290,344

Fixed assets, net	486,685	3,872
Intangible assets, net	1,573,878	—
Goodwill	766,532	—
Other assets	4,784	—

Total Assets	$5,522,908	$294,216

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$56,807	$14,261
Accrued liabilities	108,257	26,043
Deferred revenue	688,333	—
Current portion of capital lease obligations	49,349	—
Note payable- related party	772,500	750,000

Total current liabilities	1,675,246	790,304

Capital lease obligations	25,414	—

Total liabilities	1,700,660	790,304

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding at September 30, 2010 and December 31, 2009; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000

Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding at September 30, 2010 and December 31, 2009; redemption/liquidation preference of $500,000	500,000	500,000

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized and 15,865,641 and 535,321 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	15,865	535
Additional paid in capital	5,179,272	163,102
Accumulated deficit	(4,872,889)	(4,159,725)

Total stockholders’ equity (deficit)	322,248	(3,996,088)

Total Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)	$5,522,908	$294,216

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$705,774	$45	$1,388,671	$347
Cost of revenues	(150,980)	—	(317,641)	—

Gross margin	554,794	45	1,071,030	347

Expenses:
Research and development	292,423	96,846	665,992	302,496
Sales and marketing	112,908	—	187,337	—
General and administrative	379,512	85,019	939,842	285,408

Total expenses	784,843	181,865	1,793,171	587,904

Net operating loss	(230,049)	(181,820)	(722,141)	(587,557)

Other income (expense):
Other income	10,208	—	10,266	—
Other income — related party	2,963	6,488	18,700	28,464
Interest income	418	—	1,090	518
Interest expense	(1,800)	—	(3,835)	—
Interest expense — related party	(5,841)	(5,671)	(17,244)	(11,712)

Net loss	$(224,101)	$(181,003)	$(713,164)	$(570,287)

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	535,321	10,518,978	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.34)	$(0.07)	$(1.07)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Nine Months Ended
	September 30
	2010	2009

Cash flows from operating activities
Net loss	$(713,164)	$(570,287)
Depreciation and amortization	238,882	3,502
Non-cash consulting fees — related party	31,500	31,500
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of merger:
Accounts receivable	229,579	744
Prepaid expenses and other assets	(36,482)	(7,704)
Accounts payable	8,541	7,858
Accrued liabilities	12,078	12,397
Deferred revenue	256,029	—

Net cash provided by (used in) operating activities	26,963	(521,990)

Cash flows from investing activities
Cash acquired with merger	1,243,806	—
Purchase of fixed assets	(107,407)	(4,256)
Proceeds from the sale of fixed assets	—	7,764

Net cash provided by investing activities	1,136,399	3,508

Cash flows from financing activities
Payments on capital leases	(28,443)	—
Proceeds from the issuance of common stock	1,000,000	—
Proceeds from issuance of promissory note	—	750,000

Net cash provided by financing activities	971,557	750,000

Net increase in cash	2,134,919	231,518
Cash at the beginning of the period	278,795	223,651

Cash at the end of the period	$2,413,714	$455,169

Supplemental disclosures:
Interest paid	$3,835	$—
Income taxes paid	$—	$—

Number of shares issued for the merger	12,264,256	—
Value of shares issued for the merger	$4,000,000	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Immediatek, Inc. (“Immediatek”) was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, for sale. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that Immediatek re-entered the development stage at that time. On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. Those acquired assets were developed into an e-commerce product called RadicalBuy, which was launched on October 23, 2007. As of September 30, 2010 we have determined that it is in the best interest of Immediatek to cease operation of the RadicalBuy product.
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
Officeware’s operations are primarily based in Irving, Texas and additionally, Officeware has one employee and several consultants performing research and development in India. The cost of the India operations was approximately $88,611 and $191,082 for the three and nine months ended September 30, 2010 and is included in research and development expenses in Immediatek’s consolidated financial statements.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
The Company’s condensed consolidated balance sheet at September 30, 2010 and condensed consolidated statements of operations for the three months and nine months ended September 30, 2010 and 2009 and condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 31, 2010 and on Form 8-K filed by the Company on April 8, 2010 as amended on June 16, 2010 and should be read in conjunction with this Quarterly Report on Form 10-Q.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
Accounts Receivable, Net: Accounts receivable, net are recorded at the invoice amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. At September 30, 2010 and December 31, 2009, accounts receivable are net of the allowance of $41,876 and $0, respectively. In establishing the allowance, management considers historical losses experienced, as well as, trends, current receivables aging, and existing industry and national economic data. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense was $25,309 and $28,048 for the three and nine months ended September 30, 2010, respectively. There was no bad debt expense for the three and nine months ended September 30, 2009. The Company does not have any off balance sheet credit exposure related to its customers.
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

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net

Trade name	$126,808	$12,681	$114,127
Developed technology	729,423	72,942	656,481
Customer relationships	842,413	42,121	800,292

Total	$1,698,644	$127,744	$1,570,900

The aggregate amortization expense for the three and nine months ended September 30, 2010 was $64,095 and $127,744, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization
Ending Dec 31,	Expense

2010	$191,616
2011	255,488
2012	255,488
2013	255,488
2014	255,488
Intangible assets not subject to amortization include certain domain names owned by the Company at a carrying amount of $2,978 at September 30, 2010. There were no intangible assets at December 31, 2009.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
Concentration of Credit Risk: Financial instruments which could potentially expose the Company to concentration of credit risk, consist primarily of receivables. Our revenue and receivables are comprised principally of amounts due from customers throughout the United States. During the three months ended September 30, 2010, there were no sales to a single customer representing 10% or more of total sales. During the nine months ended September 30, 2010, sales to one customer amounted to approximately 10% of total sales. Receivables from that customer accounted for 26% and 0% of total receivables at September 30, 2010 and December 31, 2009, respectively. Another customer accounted for approximately 11% of total receivables at September 30, 2010. Officeware completed the project for this customer and concluded its contract. While the Company anticipates that it may provide additional work for this customer in the future, should that not be the case, the loss of this significant customer could cause a material impact to the Company’s results of operations and financial position.
Revenue Recognition and Deferred Revenue: Revenues are derived primarily from the service of data compilation, storage and related consulting. Revenues billed in advance are deferred and recognized as the service is provided. Revenues are presented net of sales taxes collected from customers.
Research and Development: Research and development costs related to present and future products and services are charged to operations in the period incurred. In accordance with authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The Company has not capitalized any software development costs as of September 30, 2010.
Advertising Costs: Advertising costs are expensed as incurred in the financial statements. Advertising costs are included in sales and marketing expenses and were $11,439 and $31,269 for the three and nine months ended September 30, 2010, respectively. Advertising costs were not significant during 2009.
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
The Company follows ASC Topic 740, Income Taxes related to uncertain tax positions. This guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company does not have any uncertain tax positions as of September 30, 2010 or December 31, 2009. No interest or penalties have been accrued or recorded.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at September 30, 2010 and December 31, 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
Officeware actual results from the acquisition date, April 1, 2010, which are included in the consolidated statement of operations for the three and nine months ended September 30, 2010, are as follows:

	September 30, 2010
	For the Three	For the Nine
	Months Ended	Months Ended

Revenues	$705,722	$1,388,563
Net operating income	152	18,369
Net (loss) income	(783)	16,130

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
The unaudited pro forma financial information for the nine months ended September 30, 2010 combine the historical results of Immediatek and Officeware as follows:

Revenues	$2,233,916
Net operating loss	(682,964)
Net loss	(672,309)
Basic and diluted net loss per share	$(0.05)
Presenting pro forma for the three months and nine months ended September 30, 2009 is impractical as prior year financial statements were prepared only on an annual basis.
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
NOTE 4 — RELATED PARTY TRANSACTIONS
Management Services Agreement. On December 31, 2009, the Company entered into a Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company. This agreement will continue until the earlier of December 31, 2010 and the date on which Radical Holdings LP, its successors or their respective affiliates cease to beneficially own, directly or indirectly, at least 20% of the Company’s then outstanding voting power.
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
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
Accrued liabilities include $12,127 and $17,384 at September 30, 2010 and December 31, 2009, respectively, for accrued interest related to this note. Additionally, $5,841 and $5,671 was expensed in the financial statements for the three months ended September 30, 2010 and 2009 and $17,244 and $11,712 for the nine months ended September 30, 2010 and 2009 related to this note.
Officeware Service. The Company provided services to a related party in the amount of $6,246 and $21,983 during the three and nine months ended September 30, 2010. There are no receivables related to this amount at September 30, 2010 as it was paid in full.
Consulting Agreements. On February 6, 2009, the Company entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement the Company provides personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co. As of October 31, 2010, we do not anticipate performing further services under this agreement.
On February 28, 2008, the Company entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. This agreement provides that the Company provides personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. As of October 31, 2010, we do not anticipate performing further services under this agreement.
For the three months ended September 30, 2010 and 2009, we earned $2,963 and $6,488, respectively, under these agreements. For the nine months ended September 30, 2010 and 2009, we earned $18,700 and $28,464, respectively, under these agreements.
Accounts receivable, net includes $2,963 at September 30, 2010 and $2,413 at December 31, 2009 from these related parties. These receivables are related to the consulting services provided to the related parties included in Other Income — Related Party in the income statement.
Office Space. On December 31, 2009, DiscLive, Inc., a wholly-owned subsidiary of the Company, entered into a letter agreement amending the sublease with HDNet LLC, an affiliate of Radical Holdings LP. Pursuant to the letter agreement, DiscLive, Inc. assigned the sublease to IMKI Ventures, Inc., another wholly-owned subsidiary of the Company and IMKI Ventures, Inc. subleased from HDNet LLC approximately 600 square feet of office space. The rent was $900 per month, utilities included. Lease expense for the three and nine months ending September 31, 2010 was $2,700 and $8,100, respectively. During October 2010, the sublease was terminated. As of September 30, 2010, future lease payments required are $900 for 2010.
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
Our Business
General
Immediatek is a Nevada corporation. Our principal executive offices are located at 8600 Freeport Parkway, Suite 220, Irving, Texas 75063, and our telephone number is (888) 661-6565. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, for sale. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at that time. On December 16, 2009, Immediatek, Officeware, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to that Agreement dated December 16, 2009, or, the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware. Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock. Radical Holdings LP owns the Company’s Series A and Series B preferred stock. In addition, subject to the terms and conditions of the Merger Agreement, Immediatek issued and sold, and Holdings, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share. Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.
Currently, the Company primarily operates in one business segment: e-commerce. Our services and products are primarily offered through Officeware. Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations. Officeware offers three primary services. First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage. Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server. These corporate offerings are designed to meet the specific requirements of each business customer or organization. The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments. Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

Our subsidiary, IMKI Ventures, provided an e-commerce product called RadicalBuy. The Company determined that it would be in the best interest of Immediatek to cease operation of the RadicalBuy product. However, we are continuing to explore the possible applications of the technology we developed for the RadicalBuy product. That technology allows content providers to operate across various and diverse platforms including various sites, including social sites, on the internet or via interactive television through the use of a widget. The Company hopes to utilize this technology in conjunction with the products offered through Officeware and to find other applications as well, including potentially for third parties.
History of Operating Losses
The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)

Net loss	$(224,101)	$(181,003)
Net cash provided by (used in) operating activities	$132,704	$(139,869)

	For the Nine Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)

Net loss	$(713,164)	$(570,287)
Net cash provided by (used in) operating activities	$26,963	$(521,990)
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
We funded our operations during the nine months ended September 30, 2010, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010. With the Officeware merger on April 1, 2010, operating cash flows have turned positive for the Company. Management estimates that the Officeware merger will generate sufficient funds from operations to fund future operating activities.

Our Objectives
At this time, our primary objectives are to successfully grow the user base for the e-commerce products offered through our Officeware subsidiary.
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
Operations Review
The Three Months Ended September 30, 2010 Compared to
the Three Months Ended September 30, 2009

	For the Three Months Ended September 30,		2010 vs. 2009
	2010	2009	Change	% Change

Revenues	$705,774	$45	$705,729	1,568,287%
Cost of revenues	(150,980)	—	(150,980)	—%

Gross margin	554,794	45	554,749	1,232,776%

Expenses:
Research and development	292,423	96,846	195,577	202%
Sales and marketing	112,908	—	112,908	—%
General and administrative	379,512	85,019	294,493	346%

Total expenses	784,843	181,865	602,978	332%

Net operating loss	(230,049)	(181,820)	(48,229)	27%

Other income (expense):
Other income	10,208	—	10,208	—%
Other income — related party	2,963	6,488	(3,525)	(54)%
Interest income	418	—	418	—%
Interest expense	(1,800)	—	(1,800)	—%
Interest expense — related party	(5,841)	(5,671)	(170)	(3)%

Net loss	$(224,101)	$(181,003)	$(43,098)	24%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	535,321	15,330,320	2,864%

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.34)	$0.32	96%

The merger with Officeware was effective on April 1, 2010. Thus, operations of Officeware are included in the Company’s results for the three months ended September 30, 2010. The increases from the same period of 2009 are primarily related to Officeware’s operations. Management expects future quarterly results to be comparable and Officeware’s operations to generate positive cash flows. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.

The Nine Months Ended September 30, 2010 Compared to
the Nine Months Ended September 30, 2009

	For the Nine Months Ended September 30,		2010 vs. 2009
	2010	2009	Change	% Change

Revenues	$1,388,671	$347	$1,388,324	400,093%
Cost of revenues	(317,641)	—	(317,641)	—%

Gross margin	1,071,030	347	1,070,683	308,554%

Expenses:
Research and development	665,992	302,496	363,495	120%
Sales and marketing	187,337	—	187,337	—%
General and administrative	939,842	285,408	654,435	229%

Total expenses	1,793,171	587,904	1,205,267	205%

Net operating loss	(722,141)	(587,557)	(134,584)	23%

Other income (expense):
Other income	10,266	—	10,266	—%
Other income — related party	18,700	28,464	(9,764)	(34)%
Interest income	1,090	518	572	110%
Interest expense	(3,835)	—	(3,835)	—%
Interest expense — related party	(17,244)	(11,712)	(5,532)	47%

Net loss	$(713,164)	$(570,287)	$(142,877)	25%

Weighted average number of common shares outstanding — basic and fully diluted	10,518,978	535,321	9,983,657	1,865%

Basic and diluted loss per common share attributable to common stockholders	$(0.07)	$(1.07)	$1.00	94%

The merger with Officeware was effective on April 1, 2010. Thus, six months of operations of Officeware are included in the Company’s nine months results. The increases from the same nine month period of 2009 are primarily related to Officeware’s operations. Management expects Officeware’s operations to generate positive cash flows in the future. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.
Liquidity and Capital Resources and Financial Position
General
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and includes accrued interest through the date of the amendment. This note bears interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%). The new Amended and Restated Demand Promissory Note must be repaid within 30 days of receiving a demand for repayment or on March 23, 2012, whichever comes earlier.
On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General” and in “Note 2 — Merger with Officeware Corporation” and “Note 3 — Issuance of Common Stock.”

As of September 30, 2010, we had $2,413,714 of operating funds, which management anticipates will sustain our operations. Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2010. However, no assurances can be given that we will ever achieve profitability. If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our goal is to grow the products and services offered through Officeware, which we expect will generate revenue to support our operations. No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities. In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.
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
Operating Activities. Cash provided by operations was $26,963 in the nine months ended September 30, 2010, as compared to cash used of $521,990 for the nine months ended September 30, 2009. The decrease was primarily a result of the Officeware operations included for the six month period from April 1, 2010.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2010 was $1,136,399, as compared to $3,508 for the nine months ended September 30, 2009. The increase in investing activity was primarily related to cash acquired with the Officeware merger of $1,243,806.
Financing Activities. For the nine-month period ended September 30, 2010, $1.0 million was provided by the sale of 3,066,064 shares of Company common stock while $750,000 was provided by financing activities for the nine-month period ended September 30, 2009 from the issuance of the note payable with a related party.
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
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and president (our Principal Executive Officer) and our chief financial officer (our Principal Financial Officer) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) for us. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

**	Indicates document filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2010	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ TIMOTHY RICE
		Name:	Timothy Rice
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
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

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

**	Indicates document filed herewith.

Exhibit Index