Form 10-K
period 2010-12-31
IMMEDIATEK INC
filed 2011-03-31
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission file number: 000-26073
IMMEDIATEK, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8600 Freeport Parkway, Suite 220, Irving, Texas	75063
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 661-6565
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $31,731,282. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.
As of December 31, 2010 and March 31, 2011, the issuer had 15,865,641 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

i

INTRODUCTION
Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the “Company,” “Immediatek,” “Officeware,” “DiscLive,” “IMKI Ventures,” “we,” “us,” “our” or “ours” or similar words are to Immediatek, Inc. and its direct, wholly-owned subsidiaries, Officeware Corporation, DiscLive, Inc. or IMKI Ventures, Inc. Accordingly, there are no separate financial statements for Officeware Corporation, DiscLive, Inc. or IMKI Ventures, Inc.
TRADEMARKS AND SERVICE MARKS
This Annual Report on Form 10-K contains registered trademarks and service marks owned or licensed by entities and persons other than us.
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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the materials incorporated by reference into this Annual Report on Form 10-K include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Annual Report on Form 10-K that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;
•	our history of losses, which may continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;
•	inability to integrate our recently acquired Officeware business;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service; and

•	general economic conditions, including among others, continuing unemployment and major bank failures and unsettled capital markets.
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
Our History
Immediatek was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. On June 8, 2006, Immediatek issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto. As a result, a change in control of Immediatek occurred because Radical Holdings LP became the beneficial owner of 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek. The shares of Series A Convertible Preferred Stock are convertible into 14,563,804 shares of Company common stock.
On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc., or IMKI Ventures. IMKI Ventures acquired certain assets from a related party on August 31, 2007. The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock. Those acquired assets were developed into an e-commerce product called RadicalBuy, which was launched in part on October 23, 2007. As of September 30, 2010, we have determined that it is in the best interest of Immediatek to cease operation of the RadicalBuy product. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at that time.
On July 18, 2008, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock. The shares of Series B Convertible Preferred Stock are convertible into 231,195 shares of Company common stock.
On October 13, 2009, Immediatek entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings LP. As a result of this agreement, the Company filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Preferred Stock. The result of this amendment is that, generally, should the Company issue new equity securities for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Preferred Stock.

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
Our Business
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
Officeware’s operations are primarily based in Irving, Texas. Additionally, Officeware has one employee and several consultants performing research and development in India.
As a result of services provided to larger business users, our business can depend on one or a few major customers which could potentially expose the Company to concentration of credit risk. Our revenue and receivables are comprised principally of amounts due from customers throughout the United States.
Our subsidiary, IMKI Ventures, provided an e-commerce product called RadicalBuy. The Company ceased operations of the RadicalBuy product in September 2010.
Our principal executive offices are located at 8600 Freeport Parkway, Suite 220, Irving, Texas 75063, and our telephone number is (888) 661-6565.

Our Strategy
At this time, our primary objectives are to successfully grow the user base for the e-commerce products offered through our Officeware subsidiary. Our vision to achieve that objective includes:
•
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

•
Acquisitions. In addition to the Officeware acquisition which was consummated on April 1, 2010, we may identify and pursue additional potential acquisition candidates to support our strategy of growing and diversifying our business through selective acquisitions. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.

The Industry
We consider ourselves to be part of the larger cloud computing industry. Our particular niche in this industry continues to evolve.
Competition
There are companies in this industry that have far more financial resources and a larger market share than us. In order to compete with these companies, we will be required to be innovative and create more attractive functions and features. The Internet provides new, rapidly evolving and intensely competitive channels. We expect competition to intensify in the future. The barriers to entry into these channels are relatively low. Current and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful cloud-based computing companies. Our primary competitors include Amazon, Google, Microsoft, EMC, Box.net, Dropbox.com, Sugarsync, Carbonite and others.
Developments
Developments During 2010
Demand Promissory Note. On March 24, 2010, Radical Holdings LP agreed to the Amended and Restated Demand Promissory Note due March 23, 2012 in the principal amount of $772,500, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) to evidence a loan from Radical Holdings LP of $772,500. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty.
Officeware Merger. On December 16, 2009, Immediatek, Officeware, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and the Merger Sub, entered into the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware. Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock. Radical Holdings LP owns the Company’s Series A and Series B preferred stock. In addition, subject to the terms and conditions of the Merger Agreement, Immediatek issued and sold, and Holdings, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.

Directors and Officers. Mr. Timothy Rice was appointed as a director of the Company shortly after the merger with Officeware. Effective September 27, 2010, Darin Divinia resigned as a director and officer of Immediatek and its subsidiaries. Mr. Martin Woodall was appointed to serve as a Director for Mr. Divinia’s unexpired term. On September 30, 2010, Mr. Rice was appointed as President and Chief Executive Officer of the Company and Mrs. Deborah Bastian was appointed as the Vice President and Chief Financial Officer.
Recent Developments
On March 17, 2011, but effective as of January 1, 2011, the Company extended its Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology services. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company.
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
On March 17, 2011, Officeware, our wholly-owned subsidiary, entered into a Commercial Lease, by and between Officeware and Chow Family LLC. Pursuant to the Commercial Lease, Officeware will lease from Chow Family LLC approximately 9,900 square feet of office space at 3301 Airport Freeway, Bedford, Texas. Initially, the rent is approximately $7,400 per month plus Officeware’s pro rata share of the projected monthly expenses for the property. After the first 24 months of the term of the Commercial Lease the base rent increases periodically in accordance with a set schedule contained in the Commercial Lease. The term of the Commercial Lease is from May 1, 2011 until October 31, 2016.
Laws and Governmental Regulation
Patent and Copyright Laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products if we do not obtain appropriate licenses. Any such claims could be time-consuming, divert management from our daily operations, result in litigation or cause product shipment delays. Moreover, an adverse outcome in litigation or a similar adversarial proceeding could subject us to significant liabilities to third parties or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.
Governmental Regulation — E-Commerce and the Internet. The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving. Laws and regulations have been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business. In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain. Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. We do not expect that the costs and effects of compliance with environmental laws will have a material impact upon our business.

Intellectual Property. While the Company owns intellectual property and we expect to continue to protect our intellectual property as permitted under the law, we also rely upon the expertise, innovation and know-how of our employees to develop our technologies and services. We have spent approximately $906,966 and $399,343 in 2010 and 2009, respectively, for the development of our technologies and services. The following table presents the components of development costs for the years ending December 31, 2010 and 2009.
Research and Development Expenses
for the years ended December 31,

	2010	2009
Salaries and benefits	$666,227	$388,543
Consulting	217,327	—
Software and supplies	14,412	—
Rent	9,000	10,800

	$906,966	$399,343

Employees
As of December 31, 2010, we had 15 full-time employees. We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.
Series A and Series B Convertible Preferred Stock
Below is a summary of the material terms of the Series A and Series B Convertible Preferred Stock and certain restrictions imposed upon the Company.
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
(t) form or acquire any subsidiary, joint venture or similar business entity; or
(u) directly or indirectly enter into, or permit to exist, any material transaction with any affiliate of us, any director or officer or any affiliate of a director or officer, or transfer, pay, loan or otherwise obligate us to give cash, services, assets or other items of value to affiliates, officers or directors or any affiliate of an officer or director or commit to do any of the preceding after June 8, 2006, except for employee compensation or for reimbursement of ordinary business expenses.
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
Available Information
We currently are subject to the reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. You may read and copy any document filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the public reference room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our internet web site is www.immediatek.com. We have posted on our web site our Code of Business Conduct and Ethics, which applies to all of our employees and directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions.

Item 1A.	Risk Factors.
Risks Related to Our Common Stock
The trading price of our common stock is likely to be volatile. The trading prices of the securities of technology companies have been highly volatile, and our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:
•	our small public float;
•	market conditions in our industry, the industries of our customers and the economy as a whole;
•	variations in our operating results;
•	announcements of technological innovations, new or enhanced services, strategic alliances or significant agreements by us or by our competitors;
•	gain or loss of significant customers;
•	recruitment or departure of our key personnel;

•	the volume of shares of our common stock available for public sale, including for sale by affiliates and other stockholders that own substantial amounts of our common stock; and
•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business. The trading price of our common stock might also decline as a result of events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources. This could harm our business, operating results and financial condition. We cannot predict the extent to which investor interest in us will be maintained. Interest in our common stock is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our common stock.
The liquidity of our common stock is affected by its limited trading market. Shares of Immediatek common stock currently are quoted on the OTCQB of the OTC Marketplace under the symbol “IMKI”. There currently is no broadly followed, established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock, historically, has been limited and sporadic. As a result of this trading activity, the quoted price for our common stock on the OTCQB of the OTC Marketplace is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.
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
The effectiveness of our disclosure and internal controls may be limited. Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. Although we believe our current controls and procedures are adequate, any system of internal controls can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, among others, errors in management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that controls, once implemented, will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.
We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the price of our common stock. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we cannot declare dividends without the consent of holders of the Series A Convertible Preferred Stock. The lack of dividends may have a negative effect on the value of our common stock.

Radical Holdings LP has certain registration rights that have been granted to it as part of its investment. Radical Holdings LP may be able to register its shares without registering shares of other stockholders. Under the Investor’s Rights Agreement entered into on June 8, 2006, in connection with the issuance and sale of the Series A Convertible Preferred Stock, Radical Holdings LP was granted certain registration rights. Radical Holdings LP has demand registration rights, which it can exercise on two occasions under the Investor’s Rights Agreement. If, however, this registration is to be an underwritten public offering, and the underwriter believes that the number of shares proposed to be sold will interfere with the successful marketing of Radical Holdings’ shares, then the shares available for sale will be reduced first for other stockholders and then for Radical Holdings LP to the number of shares the underwriter has specified.
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
Concentrated Ownership
Insiders have substantial control over us and are able to influence corporate matters. Radical Holdings LP, Radical Investments LP, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 99% of our voting stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. In addition, Radical Holdings LP has the ability to nominate all of our directors and vote for them. This concentration of ownership may not be in the best interests of all our stockholders.
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
Risks Related to Our Business and the Industry
The general economic downturn and reduced information technology spending could have a continued adverse impact on our revenues, revenue growth rates, and operating results. Our business depends on the overall demand for information technology, and in particular for cloud storage infrastructure, and on the capital spending budgets and financial health of our current and prospective customers. The purchase of our products and services is often discretionary and may require our customers to make significant initial commitments of capital. The general economic downturn has dramatically reduced business spending on technology infrastructure. In response to the global recession, deterioration in their own financial condition, or an inability to obtain financing for capital investments, our customers and customer prospects could reduce or defer their spending on cloud storage infrastructure, which could result in lost opportunities, declines in bookings and revenues, order cancellations or other delays. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of longer sales cycles, potential increases in price competition, reduced sales, increased number of days of sales outstanding and customer payment defaults.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict. If our operating results fall below expectations, the price of our common stock could decline. Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Numerous factors may limit our visibility with respect to future business activity, revenues, and operating results, and any forecasts that we may provide of future financial performance will be subject to substantial risks and uncertainties. For example, the general economic downturn has had an adverse effect on our visibility as customers have reevaluated capital spending budgets in light of the adverse economic conditions and their own financial circumstances. The timing of orders and our ability to recognize revenue under generally accepted accounting principles can also influence our visibility with respect to operating results. Some of our orders are conditional upon customer acceptance criteria or successful testing of our products, and orders placed with many of our customers may generally be terminated unilaterally or may be subject to additional conditions. As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations.

In any quarter, a substantial portion of our revenue may be largely attributable to orders from a limited number of customers. For these reasons, comparing our operating results, particularly our gross profit results, on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.
In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:
•
reductions in customers’ budgets for cloud storage infrastructure purchases and indefinite delays in their budgeting and purchasing cycles, especially given the general economic downturn, could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage infrastructures;

•
aggressive pricing tactics by our competitors could adversely affect our operating results because we may offer our products at a discount to win new business and maintain existing customers, which could decrease our gross margins;

•
the length of time between our accepting a new customer and the recognition of revenue from that customer, which can be several quarters because orders may contain terms that do not permit us to recognize revenue until certain conditions have been satisfied;

•	our ability to develop and introduce in a timely manner, new services, products and product enhancements that meet customer requirements; and
•	the timing of product releases or upgrades by us or by our competitors, which could have an adverse effect on our revenue if customers delay orders pending the new release or upgrade.
We have a history of net losses. We have incurred losses every year since 2002. As of December 31, 2010, our accumulated deficit was $4,978,538. To become profitable, we must be able to generate sufficient revenues from our operating activity. During fiscal 2011, we expect to incur an increase in our expenditures in connection with our expected expansion. Additionally, we will continue to invest in our research and development, sales and customer services organizations. As a result of these increased expenditures, we will be required to increase our revenue in order to achieve profitability. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future. The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain. As a result, our business could be harmed, and our stock price could decline. No assurances can be given that we will ever achieve profitability.
We intend to continue focusing on revenue growth and increasing market penetration and international presence at the expense of profitability by re-investing heavily in our operations. Our chosen strategy is to increase our investments in our marketing, services and sales operations and to continue investing significantly in research and development at the expense of profitability. We believe our decision to continue investing heavily in these operations will be critical to our revenue growth. However, we cannot be assured that this strategy will result in any revenue growth. Even if we achieve significant revenue growth, we may continue to experience net losses and operating losses, similar to those we have incurred historically. Additionally, as long as we pursue this strategy, we may not achieve profitability again or, if achieved, we may not be able to sustain profitability.
We face significant competition from a number of established companies, which have offered and may continue to offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers. We face intense competition from a number of established companies that seek to provide storage solutions similar to our solutions. Currently, these competitors include Amazon, Google, Microsoft, EMC, Box.net, Dropbox.com, Sugarsync, Carbonite and others. All of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding the acceptance of a particular industry standard or competing technology.

In addition, these competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products or technologies at a significantly lower initial cost than our products. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage solution to a customer. Our competitors also may choose to adopt more aggressive pricing policies than we may choose to adopt. For example, some of our competitors have offered their products either at significant discounts or even for free in response to our efforts to market the technological merits and overall cost benefits of our products.
Our current or potential competitors may also offer bundled arrangements that include IT solutions that we do not currently offer, but that may be desirable and beneficial features for our current and prospective customers. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing storage products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties, some of which already exist, to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.
We also have many competitors that have developed competing technologies. We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new services and technologies that may offer greater performance and improved pricing compared to our products, any of which could harm our business. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our services or technologies obsolete or uncompetitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.
Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers. As a result, we may not be able to compete effectively and maintain or increase our market share. Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from purchasing our products. In particular, when competing against us, we expect our competitors to emphasize the importance of data storage retention, the high cost of data storage failure and the perceived risks of relying on products and services from a company with a shorter operating history and less predictable operating results. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s network infrastructure, user demands and information technology needs. These factors may cause our current or prospective customers to be unwilling to purchase our products and services and instead to purchase the products of our better-known and more established competitors. In the event that we are unable to successfully sell our products and services to new customers, persuade customers of our competitors to purchase our products and services instead, or prevent our competitors from persuading our customers to purchase our competitors’ products, we may not be able to maintain or increase our market share. This would have a negative impact on our future operating results.
Our ability to increase our revenue will depend substantially on our ability to attract and retain sales, management and other key personnel, and any failure to attract and retain these employees could harm our future revenues, business, operating results and financial condition. Our ability to increase our revenue will depend substantially on our ability to attract and retain qualified sales personnel. In particular, we anticipate continuing to hire direct sales personnel and our operating plan assumes that we will be able to attract and retain our sales and other key employees. These positions require candidates with specific backgrounds in the storage industry, and competition for employees with this expertise can be intense. In addition, we believe that there are only a limited number of individuals with the specific skills required for many of our sales and other key positions. We have experienced substantial competition in our hiring efforts and also in our retention efforts as our personnel have been frequently recruited by other companies, including our competitors. As a result, we may be unable to identify, hire, or retain qualified individuals.

To the extent that we are successful in hiring new employees to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. As a result of the difficulty in finding and training qualified candidates, it is critical for us to retain the individuals who currently fill these positions. In particular, because competition for highly skilled sales and engineering employees can be intense in our industry, recruitment practices can be aggressive. Substantial groups of our employees in key functional areas such as sales and systems engineers have been targets of aggressive recruiting efforts, which could reoccur and result in a loss of key employees. Many of the employers with whom we compete for talent, or who may target our employee base, are larger with substantially greater resources than we have and may be able to offer compensation packages or other benefits that we do not provide or that are substantially more lucrative than our operating budgets permit. Any loss of our existing or future sales or other key personnel could harm our business, operating results and financial condition.
Our future success depends on our ability to attract and retain key management personnel or to quickly fill any management vacancies that may arise. Our management personnel and other key employees can terminate their employment at any time, and our business could suffer if we are unable to replace any departing management personnel or other key employees. Our future success is also dependent upon our ability to attract additional personnel for all other areas of our organization, including our customer services and finance department. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, we may be unable to grow our business and increase our revenue.
Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate. Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our products and services, including their technical merits and capabilities and potential cost savings to the organization as compared to the incumbent storage solutions or other storage solutions that our customers or prospective customers may be considering. This education process can be extremely time consuming and typically involves a significant product evaluation process. Despite the substantial time and money that we invest in our sales efforts, we cannot assure you that these efforts will produce any sales. In addition, purchases by our current and prospective customers are frequently subject to their budget constraints, lengthy approval processes, and a variety of unpredictable administrative, processing and other delays, which have become increasingly prevalent during the current economic downturn. Our sales cycle may prevent us from recognizing revenue in a particular quarter, is relatively long and costly, and may not produce any sales, which may cause our operating results to fluctuate and harm our business.
Our ability to sell our products is highly dependent on the quality of our customer support and services, and any failure to offer high-quality support and services would harm our business, operating results and financial condition. Once our products and services are purchased, our customers depend on our support organization to resolve any issues relating to our products and services. Our products provide mission-critical services to our customers and a high level of customer support is necessary to maintain our customer relationships.
As we grow our business, our ability to provide effective customer support and services will continue to be largely dependent on our ability to attract, train and retain qualified direct customer service personnel. As we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English.
In addition, our sales process is highly dependent on strong word-of-mouth recommendations from our customers. We believe that communication among our customers is both rapid and frequent. Any failure to maintain high-quality customer support and services, or a market perception that we do not maintain high-quality customer support and services, could harm our reputation, adversely affect our ability to sell our products and services to existing and prospective customers, and could harm our business, operating results and financial condition.

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights. We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, particularly outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Claims by others that we infringe their proprietary rights could harm our business. Third parties could claim that our products or technology infringe their proprietary rights. In addition, we have in the past and may in the future be contacted by third parties suggesting that we seek a license to certain of their intellectual property rights that they may believe we are infringing. We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment against us could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers, resellers and authorized service providers. Any such claims may require us to initiate or defend protracted and costly litigation on their behalf, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, resellers and authorized service providers.
We may not generate positive returns on our research and development investments. Developing our products is expensive. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business, operating results and financial condition could be adversely affected. We compete in a market characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. We cannot assure you that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet those needs in a timely manner, or at all. For example, our failure to develop additional features that our competitors are able to provide could adversely affect our business. In addition, although we invest a considerable amount of money into our research and development efforts, any new products or product enhancements that we develop may not achieve widespread market acceptance. As competition increases in the cloud storage industry and the information technology industry in general, it may become even more difficult for us to stay abreast of technological changes or develop new technologies or introduce new products as quickly as our competitors, many of which have substantially greater financial and engineering resources than we do. Additionally, risks associated with the introduction of new products or product enhancements include difficulty in predicting customer needs or preferences and transitioning existing products to incorporate new technologies. If we are unable to keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies, it could harm our business, operating results and financial condition.
We may seek to engage in the acquisition of other companies or assets, all or many of which could be viewed negatively, lead to integration problems, disrupt our business, increase our expenses, reduce our cash, cause dilution to our stockholders and harm our financial condition and operating results. In the future, we may seek to acquire companies or assets that we believe may enhance our market position. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure you that they will not be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Any acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business, operating results and financial condition.
We are incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives. As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices, and may continue to impose new or modified requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.
In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform annual system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing may not reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management time on compliance-related issues. If we are not able to comply with the requirements of Section 404, or if deficiencies in our internal control over financial reporting are identified and deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
If we need additional capital in the future, it may not be available on favorable terms, or at all. We may require, or elect to access, additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Interruption or failure of our information technology and communications systems or services provided by our suppliers could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results. The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power losses, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. In addition, our corporate headquarters are located in areas with a high risk of major tornados. The occurrence of a natural disaster or other unanticipated problems at one or more of these locations could result in delays or cancellations of customer orders or the deployment of our products, and lengthy interruptions in our service, any of which could adversely affect our business, operating results and financial condition.
If we do not prevent security breaches, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs. The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, computer viruses, accidents, employee error or malfeasance, fraudulent service plan orders, intentional misconduct by computer “hackers”, and other disruptions can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties and leading to interruptions, delays or cessation of service to our customers. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.
Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services. Since our products and services are web based, we store substantial amounts of data for our customers on our servers (including personal information). Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand our hosting footprint.
Regulatory authorities around the world are considering a number of legislative proposals concerning data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
Increased Internet bandwidth costs and network failures may adversely affect our operating results. Our success depends in part upon the capacity, reliability, and performance of our network infrastructure, including the capacity leased from our Internet bandwidth suppliers. We depend on these companies to provide uninterrupted and error-free service through their telecommunications networks. Some of these providers are also our competitors. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions or delays in network service. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services and damage our business.

As our customer base grows and their usage of telecommunications capacity increases, we will be required to make additional investments in our capacity to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along the increased costs to our customers.
We may be liable for the material that content providers distribute over our network and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our operating results and damage our reputation. The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as a hosting provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.
Government regulation of data networks is largely unsettled, and depending on its evolution, may adversely affect our operating results. We are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. These laws can be costly to comply with, can be a significant diversion to management’s time and effort, and can subject us to claims or other remedies, as well as negative publicity. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues that the internet and related technologies produce. Some of the laws that do reference the internet and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.
In addition, future regulatory, judicial, and legislative changes may have a material adverse effect on our ability to deliver services within various jurisdictions. National regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, put in place in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain any necessary licenses or negotiate interconnection agreements, which could negatively impact our ability to expand in these markets or increase our operating costs in these markets.

Item 2.	Properties.
Our corporate headquarters is located at 8600 Freeport Parkway, Suite 220, Irving Texas. We lease approximately 3,700 square feet at this location. This lease expires on April 30, 2011. We also lease approximately 270 square feet of space as part of a collocation agreement related to servers we operate. Our one employee in India is able to use office space provided by our third-party contractor in India.
On March 17, 2011, Officeware, our wholly-owned subsidiary, entered into a Commercial Lease, by and between Officeware and Chow Family LLC. Pursuant to the Commercial Lease, Officeware will lease from Chow Family LLC approximately 9,900 square feet of office space at 3301 Airport Freeway, Bedford, Texas. Initially, the rent is approximately $7,400 per month plus Officeware’s pro rata share of the projected monthly expenses for the property. After the first 24 months of the term of the Commercial Lease the base rent increases periodically in accordance with a set schedule contained in the Commercial Lease. We believe this new office location will be suitable for our needs for the foreseeable future. The term of the Commercial Lease is from May 1, 2011 until October 31, 2016. We expect to vacate our existing facility and move into this new facility on May 1, 2011.

Item 3.	Legal Proceedings.
The Company is involved from time to time in claims, proceedings and litigation, including the following:
On August 30, 2010, Oasis Research LLC filed a complaint against us, and many of our competitors, for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our method of cloud storage infringes a patent owned by Oasis purporting to cover a “Internet Online Backup System Remote Storage for Customers Using IDs and Passwords which were Interactively Established When Signing Up For Backup Services” (U.S. Patent Nos. 5,771,354) and seeks injunctive relief, monetary damages, enhanced damages, a compulsory future royalty, costs and attorney’s fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter. Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.
From time to time we may become subject to additional proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.
Market Information
Shares of Immediatek common stock currently are quoted on the OTCQB of the OTC Marketplace under the symbol “IMKI”. The range of high and low bids for shares of Immediatek common stock by quarter are as follows, based on bids that represent prices quoted by broker-dealers on the OTCQB. The source of the high and low bids was the OTC Bulletin Board. The following quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and, therefore, may not represent actual transactions.

	2010		2009		Dividends Paid
	High	Low	High	Low	2010	2009
First Quarter	$1.25	$0.00	$1.50	$0.51	$—	$—

Second Quarter	1.26	0.00	1.50	0.51	—	—

Third Quarter	1.26	0.00	1.275	0.51	—	—

Fourth Quarter	$1.12	$0.00	$1.95	$0.08	$—	$—
As of December 31, 2010 and March 31, 2011, there were 15,865,641 shares of Immediatek common stock outstanding with approximately 217 stockholders of record. As of December 31, 2010 and March 31, 2011, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock, 69,726 shares of Series B Convertible Preferred Stock outstanding. The outstanding shares of Series A and Series B Convertible Preferred Stock are convertible into 14,794,999 shares of Immediatek common stock as of December 31, 2010 and March 31, 2011.
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

Equity Compensation Plan Information
The Company has no equity compensation plans or arrangements and had no such plans or arrangements at December 31, 2010.

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
Recent Developments
On March 17, 2011, but effective as of January 1, 2011, the Company extended its Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company.
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
On March 17, 2011, Officeware, our wholly-owned subsidiary, entered into a Commercial Lease, by and between Officeware Corporation and Chow Family LLC. Pursuant to the Commercial Lease, Officeware will lease from Chow Family LLC approximately 9,900 square feet of office space at 3301 Airport Freeway, Bedford, Texas. Initially, the rent is approximately $7,400 per month plus Officeware’s pro rata share of the projected monthly expenses for the property. After the first 24 months of the term of the Commercial Lease the base rent increases periodically in accordance with a set schedule contained in the Commercial Lease. The term of the Commercial Lease is from May 1, 2011 until October 31, 2016.

Our Business
General
Immediatek is a Nevada corporation. Our principal executive offices are located at 8600 Freeport Parkway, Suite 220, Irving, Texas 75063, and our telephone number is (888) 661-6565. On December 16, 2009, Immediatek, Officeware, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to that Agreement dated December 16, 2009, or, the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware. Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock. Radical Holdings LP owns the Company’s Series A and Series B preferred stock. In addition, subject to the terms and conditions of the Merger Agreement, Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share. Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.
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
As a result of services provided to larger business users, our business can depend on one or a few major customers which could potentially expose the Company to concentration of credit risk. Our revenue and receivables are comprised principally of amounts due from customers throughout the United States.
Our subsidiary, IMKI Ventures, provided an e-commerce product called RadicalBuy. The Company determined that it would be in the best interest of Immediatek to cease operation of the RadicalBuy product.

History of Operating Losses
The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2010	2009
Net loss	$(818,813)	$(778,199)
Net cash provided by (used in) operating activities	$35,207	$(698,363)
Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
We funded our operations during the year ended December 31, 2010, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010. With the Officeware merger on April 1, 2010, operating cash flows have turned positive for the Company. Management estimates that the Officeware merger will generate sufficient funds from operations to fund future operating activities.
Our Objectives and Areas of Focus
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
Acquisitions. In addition to the Officeware acquisition which was consummated on April 1, 2010, we may identify and pursue additional potential acquisition candidates to support our strategy of growing and diversifying our business through selective acquisitions. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.
Challenges and Risks
Operating in the e-commerce area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 26).
Utilizing Funds on Hand in a Manner that is Accretive. If we do not manage our assets aggressively and apply available capital judiciously, we may not generate sufficient cash from our operating activities to fund our operations going forward, which would require us to seek additional funding in the future.
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

Operations Review
The Year Ended December 31, 2010 Compared to
the Year Ended December 31, 2009

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
	For the Years Ended December 31		2010 vs 2009
	2010	2009	Change	% Change
Revenues	$2,105,330	$389	$2,104,941	541,116%
Cost of sales	465,887	—	465,887	100%

Gross margin	1,639,443	389	1,639,054	421,351%
Gross margin percentage	78%	100%
Expenses:
Research and development expenses	906,966	399,343	507,623	127%
Sales and marketing	319,802	—	319,802	100%
General and administrative expenses	376,175	32,297	343,878	1,065%
Consulting services	1,507	2,100	(593)	(28%)
Non-cash consulting expense — related party	42,000	42,000	—	0%
Professional fees	244,456	139,033	105,423	76%
Salaries and benefits	210,981	177,640	33,341	19%
Depreciation and amortization	359,855	4,242	355,613	8,383%
(Gain) on sale of assets held for sale	—	(169)	169	100%

Total expenses:	2,461,742	796,486	1,665,256	209%
Net operating loss	(822,299)	(796,097)	(26,202)	(3%)
Other income (expenses):
Other income — related party	18,700	34,764	(16,064)	(46%)
Other income	10,691	—	10,691	100%
Interest income	1,656	518	1,138	220%
Interest expense — related party	(22,196)	(17,384)	(4,812)	(28%)
Interest expense	(5,365)	—	(5,365)	(100%)

Total other income	3,486	17,898	(14,412)	(81%)
Net loss	$(818,813)	$(778,199)	$(40,614)	(5%)

Weighted average number of common shares outstanding — basic and fully diluted	11,866,630	535,321	11,331,309	2,117%

Basic and diluted loss per share attributable to common stockholders	$(0.07)	$(1.45)	$1.38	95%

The merger with Officeware was effective on April 1, 2010. Thus, operations of Officeware are included in the Company’s results for the year ended December 31, 2010, beginning as of April 1, 2010. The increases from 2009 are primarily related to Officeware’s operations. Management expects future annual results to be comparable and Officeware’s operations to generate positive cash flows. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.

Liquidity and Capital Resources and Financial Position
General
On March 25, 2009, the Company received $750,000 from Radical Holdings LP under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, Radical Holdings LP agreed to the Amended and Restated Demand Promissory Note in the principal amount of $772,500, bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) to evidence a loan from Radical Holdings LP of $772,500 due March 23, 2012. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty.
On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General” and in “Note 4 — Merger with Officeware Corporation” and “Note 5 — Issuance of Common Stock.”
As of December 31, 2010, we had $1,592,684 of cash, which management anticipates will sustain our operations. Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2011. However, no assurances can be given that we will ever achieve profitability. If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Operating Activities. Cash provided by operations was $35,207 in the year ended December 31, 2010, as compared to cash used of $698,363 for the year ended December 31, 2009. The increase was primarily a result of the Officeware operations included for the nine month period from April 1, 2010.
Investing Activities. Cash provided by investing activities for the year ended December 31, 2010 was $1,071,550, as compared to $3,507 for the year ended December 31, 2009. The increase in investing activity was primarily related to cash acquired with the Officeware merger of $1,243,806.
Financing Activities. For the year ended December 31, 2010, $1.0 million was provided by the sale of 3,066,064 shares of Company common stock while $750,000 was used for the payment of the note payable with a related party. For the year ended December 31, 2009, $750,000 was provided by financing activities for the issuance of the note payable with a related party.
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

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Changes in internal controls. The Company considers the merger transaction with Officeware to be material to the results of its operations, financial position and cash flows from the date of acquisition through December 31, 2010 and considers the internal controls and procedures of Officeware to be reasonably likely to materially affect the Company’s internal control over financial reporting. The Company has extended its Sarbanes-Oxley Act Section 404 compliance program to include Officeware.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Because the Company is neither an accelerated filer nor a larger accelerated filer, this report does not include an attestation report of the Company’s registered public accounting firm.

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
a)
Financial Statements (our audited consolidated financial statements and accompanying footnotes can be found beginning with the Index to Consolidated Financial Statements on page F-1, which follows the signature page of this Annual Report on Form 10-K.)

b)	Exhibits — The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-K:

Exhibit
Number	Description of Exhibit

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

4.2
Amended and Restated Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on October 19, 2009 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

4.3
Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.4
Amended and Restated Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on October 19, 2009 and incorporated herein by reference).

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

10.3	*
Stock Exchange Agreement, dated December 16, 2009, by and among Immediatek, Inc., Officeware Corporation, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

10.4
Management Services Agreement, dated December 31, 2009, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.5
Letter agreement, dated December 31, 2009, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc., IMKI Ventures, Inc. and HDNet LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.6
Amended and Restated Demand Promissory Note, dated March 24, 2010, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

10.7
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

10.9	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.10	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.11	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.12
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.13
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011 and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.)

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

Immediatek, Inc.¸ a Nevada corporation
Date: March 31, 2011	By:	/s/ TIMOTHY M. RICE
		Name:	Timothy M. Rice
		Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)
In accordance with the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIMOTHY M. RICE Timothy M. Rice	Director, President and Chief Executive Officer (principal executive officer)	March 31, 2011

/s/ DEBORAH A. BASTIAN Deborah A. Bastian	Vice President and Chief Financial Officer (principal financial officer)	March 31, 2011

/s/ ROBERT S. HART Robert S. Hart	Director and Secretary	March 31, 2011

/s/ MARTIN WOODALL Martin Woodall	Director	March 31, 2011

S-1

IMMEDIATEK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Director and Stockholders
Immediatek, Inc.
We have audited the accompanying consolidated balance sheets of Immediatek, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, TX
March 31, 2011

Immediatek, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash	$1,592,684	$278,795
Accounts receivable, net	112,896	3,609
Prepaid expenses and other current assets	114,525	7,940

Total current assets	1,820,105	290,344

Fixed assets, net	494,433	3,872
Intangible assets, net	1,510,006	—
Goodwill	766,532	—
Other assets	4,784	—

Total Assets	$4,595,860	$294,216

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$97,125	$14,261
Accrued liabilities	39,346	26,043
Deferred revenue	671,952	—
Current portion of capital lease obligations	40,517	—
Note payable- related party	—	750,000

Total current liabilities	848,940	790,304
Capital lease obligations	19,821	—

Total liabilities	868,761	790,304

Commitments and Contingencies (Notes 7 and 8)
Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding; redemption/liquidation preference of $500,000	500,000	500,000
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 and 535,321 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	15,865	535
Additional paid in capital	5,189,772	163,102
Accumulated deficit	(4,978,538)	(4,159,725)

Total stockholders’ equity (deficit)	227,099	(3,996,088)

Total Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)	$4,595,860	$294,216

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
Revenues	$2,105,330	$389
Cost of revenues	(465,887)	—

Gross margin	1,639,443	389
Expenses:
Research and development	906,966	399,343
Sales and marketing	319,802	—
General and administrative	376,175	32,297
Consulting services	1,507	2,100
Non-cash consulting expense-related party	42,000	42,000
Professional fees	244,456	139,033
Salaries and benefits	210,981	177,640
Depreciation and amortization	359,855	4,242
Gain on sale of assets held for sale	—	(169)

Total expenses	2,461,742	796,486

Net operating loss	(822,299)	(796,097)
Other income (expense):
Other income	10,691	—
Other income — related party	18,700	34,764
Interest income	1,656	518
Interest expense	(5,365)	—
Interest expense — related party	(22,196)	(17,384)

Total other income	3,486	17,898
Net loss	$(818,813)	$(778,199)

Weighted average number of common shares outstanding — basic and fully diluted	11,866,630	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.07)	$(1.45)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2008	535,321	$535	$121,102	$(3,381,526)	$(3,259,889)
Deemed contribution for services provided by stockholder	—	—	42,000	—	42,000
Net Loss	—	—	—	(778,199)	(778,199)

Balance, December 31, 2009	535,321	$535	$163,102	$(4,159,725)	$(3,996,088)

Deemed contribution for services provided by stockholder	—	—	42,000	—	42,000
Shares issued for the acquisition of Officeware	12,264,256	12,264	3,987,736	—	4,000,000
Issuance of shares for cash	3,066,064	3,066	996,934	—	1,000,000
Net loss	—	—	—	(818,813)	(818,813)

Balance, December 31, 2010	15,865,641	$15,865	$5,189,772	$(4,978,538)	$227,099

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(818,813)	$(778,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	359,855	4,242
Non-cash consulting fees — related party	42,000	42,000
Gain on sale and disposal of assets held for sale	—	(169)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of merger:
Accounts receivable	296,833	4,302
Prepaid expenses and other assets	(53,842)	(5,290)
Accounts payable	48,859	11,953
Accrued liabilities	(79,333)	22,798
Deferred revenue	239,648	—

Net cash provided by (used in) operating activities	35,207	(698,363)
Cash flows from investing activities
Cash acquired with merger	1,243,806	—
Purchase of fixed assets	(172,256)	(4,256)
Proceeds from the sale of fixed assets	—	7,763

Net cash provided by investing activities	1,071,550	3,507
Cash flows from financing activities
Payments on capital leases	(42,868)	—
Proceeds from the issuance of common stock	1,000,000	—
Payment of promissory note	(750,000)	—
Proceeds from issuance of promissory note	—	750,000

Net cash provided by financing activities	207,132	750,000

Net increase in cash	1,313,889	55,144
Cash at the beginning of the period	278,795	223,651

Cash at the end of the period	$1,592,684	$278,795

Supplemental disclosures:
Interest paid	$22,445	$—
Noncash Financing Activities:
Value of shares issued for the merger	$4,000,000	$—
See accompanying notes to consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Immediatek, Inc. (“Immediatek”) was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada. Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, for sale. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that Immediatek re-entered the development stage at that time. On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. Those acquired assets were developed into an e-commerce product called RadicalBuy, which was launched on October 23, 2007. As of September 30, 2010 we determined that it was in the best interest of Immediatek to cease operation of the RadicalBuy product.
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
Officeware’s operations are primarily based in Irving, Texas and additionally, Officeware has one employee and several consultants performing research and development in India. The cost of the India operations was approximately $311,974 and $0 for the years ended December 31, 2010 and 2009, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.
Basis of Presentation: The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, Officeware, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

Management Estimates and Significant Risks and Uncertainties: The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods. Actual results could differ from these estimates. Significant assumptions are required in the calculation of the allowance for doubtful accounts receivable and deferred taxes and the assessment of intangible assets and goodwill for impairment. It is reasonably possible these estimates could be revised in the near term and the revisions could be material.
Business Segments: The Company primarily operates in one business segment: e-commerce.
Cash: The Company classifies all highly liquid investments with initial maturities of three months or less at the time of purchase as cash equivalents. At times, cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit.
Fixed Assets: Fixed assets are stated at cost and depreciated using the straight-line method over the estimated lives of the assets. The following table summarizes the estimated useful lives of fixed assets of the Company at December 31, 2010:

Estimated Useful
Lives
Leasehold improvements	72 months
Leased equipment	84 months
Furniture and fixtures	5 – 84 months
Office and computer equipment	2 – 60 months
Software	36 months
Transportation equipment	60 months
The following table summarizes the fixed assets of the Company at December 31, 2010 and 2009:

	2010	2009
Leasehold improvements	6,422	—
Leased equipment	177,128	—
Furniture and fixtures	52,121	3,605
Office and computer equipment	1,352,727	27,906
Software	51,103	—
Transportation equipment	64,197	—

	1,703,698	31,511
Accumulated depreciation	(1,209,265)	(27,639)

	494,433	3,872

Costs associated with software developed or obtained for internal use that are incurred in the development phase are capitalized and are amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses.
Repair and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense related to fixed assets totaled $168,239 and $4,242 for the years ended December 31, 2010 and 2009, respectively.

Long-lived Assets: The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized. These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. There was no impairment during 2009 or 2010.
Convertible Securities: From time to time, we have issued, and in the future may issue, convertible securities with beneficial conversion features. We account for these convertible securities in accordance with accounting guidance incorporated in ASC Topic 470, Debt.
Revenue Recognition and Deferred Revenue: Revenues are derived primarily from the service of data compilation, storage and related consulting. Revenues billed in advance are deferred and recognized as the service is provided. Revenues are presented net of sales taxes collected from customers.
Research and Development: We have spent approximately $906,966 and $399,343 in 2010 and 2009 respectively for the development of our technologies and services. Research and development costs related to present and future products and services are charged to operations in the period incurred. In accordance with authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The Company has not capitalized any software development costs as of December 31, 2010.
Accounts Receivable, Net: Accounts receivable, net are recorded at the invoice amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. At December 31, 2010 and December 31, 2009, accounts receivable are net of the allowance of $56,385 and $0, respectively. In establishing the allowance, management considers historical losses experienced, as well as, trends, current receivables aging, and existing industry and national economic data. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense was $47,777 and $0 for the years ended December 31, 2010 and 2009, respectively.
Goodwill and Intangible Assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent purchased intangible assets including customer relationships, developed technology, trade name and others. We currently amortize our intangible assets with definitive lives over periods ranging from six to ten years using the straight line method. Goodwill, which arose from the acquisition of Officeware, is not amortized, but will be reviewed annually as of March 31 for impairment based on the fair value of Officeware, or more frequently if certain indicators arise.
Intangible assets will be evaluated for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We will evaluate the recoverability of intangible assets by comparison of the carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset. The gross carrying amount and accumulated amortization, in total and by major intangible asset class, subject to amortization:

	Gross Carrying	Accumulated	Intangible Assets,
	Amount	Amortization	Net
Trade name	$126,808	$(19,021)	$107,787
Developed technology	729,423	(109,413)	620,010
Customer relationships	842,413	(63,182)	779,231
Domain names	2,978	—	2,978

Total	$1,701,622	$(191,616)	$1,510,006

The aggregate amortization expense for the years ended December 31, 2010 and 2009 was $191,616 and $0, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization
Ending Dec 31,	Expense
2011	255,488
2012	255,488
2013	255,488
2014	255,488
2015	255,488
Intangible assets not subject to amortization include certain domain names owned by the Company at a carrying amount of $2,978 at December 31, 2010. There were no intangible assets at December 31, 2009.
Advertising Costs: Advertising costs are expensed as incurred in the financial statements. Advertising costs are included in sales and marketing expenses and were $54,606 and $0 for the years ended December 31, 2010, and 2009 respectively.
Income Taxes: Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.
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
The Company does not have any uncertain tax positions as of December 31, 2010 or 2009. No interest or penalties have been accrued or recorded. Years ended December 31, 2007 through 2009 are subject to examination by the Internal Revenue Service.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at December 31, 2010 and 2009 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Recent Accounting Pronouncements:
In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other” (“ASU 2010-28”), an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any impact from the adoption of this guidance since it does not have any reporting units with zero or negative carrying amounts at December 31, 2010.

NOTE 2 —SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK
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
A holder of a share of Series A or Series B Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company. Each holder of shares of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted. As of March 31, 2011, Radical Holdings LP beneficially owned 58.1% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.
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

Liquidation. Upon our liquidation, dissolution or winding up, an acquisition of us that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Convertible Preferred Stock, pari passu with Series B Convertible Preferred Stock, are entitled to receive, out of our legally available funds and assets, before any payment is made to any shares of our common stock or other junior stock, an amount per share equal to the greater of:
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
Classification. Since the redemption right with respect to the Series A and Series B Convertible Preferred Stock is conditional, the Series A and Series B Convertible Preferred Stock is not recorded as a liability, but is classified outside of permanent stockholders’ equity. Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, accounting guidance provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity. Radical Holdings LP controls over 50% of the voting securities of the Company since the Series A and Series B Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote. Therefore, Radical Holdings LP would be able to control a vote to redeem the Series A and Series B Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A and Series B Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.

NOTE 3 — MERGER WITH OFFICEWARE CORPORATION
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

Cash	$1,243,806
Accounts receivable, net	406,120
Prepaid expenses and other current assets	47,374
Fixed assets	486,544
Intangible assets	1,701,622
Goodwill	766,532
Other assets	10,153
Accounts payable	(34,005)
Accrued liabilities	(92,636)
Deferred revenue	(432,304)
Capital lease obligations	(103,206)

Net assets acquired with merger	$4,000,000

Intangible assets consist of the following, including the estimated useful lives:

Trade name	$126,808	5 years
Developed technology	729,423	5 years
Customer relationships	842,413	10 years
Domain name	2,978	indefinite
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $766,532. The goodwill is the residual value after identified assets are separately valued and represents the result of the acquired workforce and expected future cash flows. Goodwill is not expected to be deductible for tax purposes.
Officeware actual results from the acquisition date, April 1, 2010, which are included in the consolidated statement of operations for the twelve months ended December 31, 2010, are as follows:

December 31, 2010
Revenues	$2,105,182
Net operating income	13,563
Net income	$10,786
The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the Officeware merger had occurred as of the beginning of 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of 2009 or that may result in the future. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on currently available information.
The unaudited pro forma financial information for the years ended December 31, 2010 and 2009 combine the historical results of Immediatek and Officeware as follows:

	2010	2009
Revenues	$2,950,575	$2,863,953
Net operating loss	(808,558)	(731,425)
Net loss	(869,965)	(639,800)
Basic and diluted net loss per share	$(0.05)	$(0.04)

NOTE 4 — ISSUANCE OF COMMON STOCK
On April 1, 2010, in conjunction with the merger with Officeware described in Note 4, the Company issued and sold 3,066,064 shares of common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share, as determined by negotiations among the parties and an independent third party valuation. Due to the closely held nature and extremely limited trading of the Company’s stock, management does not believe the quoted value of its common stock was indicative of the value of the restricted common shares issued in this transaction. Of this amount, 290,661 shares were issued to directors and executive officers of the Company for $94,799.39 and 2,775,403 shares were issued for $905,201 to Radical Holdings, LP, a related party.
NOTE 5 — RELATED PARTY TRANSACTIONS
Management Services Agreement. On December 31, 2009, the Company entered into a Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company. This agreement was extended on March 17, 2011, to be effective as of December 31, 2010.
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
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note due on March 23, 2012. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty.
Interest expense incurred was $22,196 and $17,384 for the years ended December 31, 2010 and 2009, respectively. Accrued liabilities include $0 and $17,384 at December 31, 2010 and 2009, respectively, for accrued interest related to this note.
Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings and Radical Investments, in the amount of $3,283 and $0 during the years ended December 31, 2010 and 2009, respectively. There are no receivables related to this amount at December 31, 2010 as it was paid in full.
Consulting Agreements. On February 6, 2009, the Company entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an entity affiliated with Radical Holdings LP. Pursuant to this agreement the Company provided personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for Silver Cinemas Acquisition Co. As of October 31, 2010, we do not anticipate performing further services under this agreement.
On February 28, 2008, the Company entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. This agreement provides that the Company provided personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. As of October 31, 2010, we do not anticipate performing further services under this agreement.

For the years ended December 31, 2010 and 2009, we earned $18,700 and $34,764, respectively, under these agreements. Accounts receivable, net includes $0 at December 31, 2010 and $2,413 at December 31, 2009 from these related parties. These receivables are related to the consulting services provided to the related parties included in Other Income — Related Party in the income statement.
Office Space. On December 31, 2009, DiscLive, Inc., a wholly-owned subsidiary of the Company, entered into a letter agreement amending the sublease with HDNet LLC, an affiliate of Radical Holdings LP. Pursuant to the letter agreement, DiscLive, Inc. assigned the sublease to IMKI Ventures, Inc., another wholly-owned subsidiary of the Company and IMKI Ventures, Inc. subleased from HDNet LLC approximately 600 square feet of office space. The rent was $900 per month, utilities included. Lease expense for the years ending December 31, 2010 and 2009 was $9,000 and $10,800, respectively. During October 2010, the sublease was terminated.
NOTE 6 — INCOME TAXES
While the Company had generated substantial tax loss carry forwards in prior years, the ability to use these loss carry forwards has been substantially limited as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock. The Company has approximately $5,530,000 in net operating losses that begin to expire in 2022. The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carry forwards in future periods.
The following table presents the components of the deferred tax asset and liabilities at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss — acquired	$907,800	$771,630
Net operating loss — successor	972,678	955,739
State tax credit	153,029	153,029
Amortization	(463,517)	54,346
Depreciation	(78,265)	6,983
Accrual to Cash	204,355	—
Capital Loss	3,762	—
R&D Credit	11,407	—
Valuation allowance	(1,711,249)	(1,941,727)

Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes. The sources and tax effects of the differences are as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax benefit at statutory rate	$(278,397)	$(264,588)
Permanent differences	15,458	14,280
Change in valuation allowance	310,091	251,816
Other	(47,152)	(1,508)

	$—	$—

NOTE 7 — LEGAL PROCEEDINGS
The Company is involved from time to time in claims, proceedings and litigation, including the following:
On August 30, 2010, Oasis Research LLC filed a complaint against us, and many of our competitors, for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that our method of cloud storage infringes a patent owned by Oasis purporting to cover a “Internet Online Backup System Remote Storage for Customers Using IDs and Passwords which were Interactively Established When Signing Up For Backup Services” (U.S. Patent Nos. 5,771,354) and seeks injunctive relief, monetary damages, enhanced damages, a compulsory future royalty, costs and attorney’s fees. We dispute the allegations of wrongdoing and intend to vigorously defend ourselves in this matter. Depending on the amount and the timing, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position, or cash flows.
From time to time we may become subject to additional proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Capital and Operating Leases: We have operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. Rental expense was $63,638 and $10,800 for the years ended December 31, 2010 and 2009, respectively. The following table summarizes the Company’s obligations and commitments in effect as of December 31, 2010:

	Total	2011	2012	2013	2014	Thereafter
Real estate leases	$18,132	$18,132	$—	$—	$—	$—
Equipment operating leases	12,064	12,064	—	—	—	—
Capital lease obligations	60,338	40,517	18,772	1,049	—	—

Total	$90,534	$70,713	$18,772	$1,049	$—	$—

NOTE 9 — SUBSEQUENT EVENTS
On March 17, 2011, but effective as of January 1, 2011, the Company extended its Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP.
On March 17, 2011, Officeware, our wholly-owned subsidiary, entered into a Commercial Lease, by and between Officeware Corporation and Chow Family LLC. Initially, the rent is approximately $7,400 per month plus Officeware’s pro rata share of the projected monthly expenses for the property. After the first 24 months of the term of the Commercial Lease the base rent increases periodically in accordance with a set schedule contained in the Commercial Lease. The term of the Commercial Lease is from May 1, 2011 until October 31, 2016.

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

4.2
Amended and Restated Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on October 19, 2009 and incorporated herein by reference).

4.3
Form of stock certificate for Series A Convertible Preferred Stock (filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

4.4
Amended and Restated Certificate of Designation, Rights and Preferences of Series B Convertible Preferred Stock of the Registrant, dated as of October 13, 2009 and filed with the Secretary of State of the State of Nevada on October 15, 2009 (filed as Exhibit 4.2 to the Registrant’s Form 8-K filed on October 19, 2009 and incorporated herein by reference).

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

10.3 *
Stock Exchange Agreement, dated December 16, 2009, by and among Immediatek, Inc., Officeware Corporation, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

10.4
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

10.6
Amended and Restated Demand Promissory Note, dated March 24, 2010, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

10.7
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

10.9	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.10	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.11	*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.12
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.13
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011 and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.)

Exhibit
Number		Description of Exhibit

21.1	**	Subsidiaries of the Registrant.

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contract or compensatory plan or arrangement.

**	Indicates document filed herewith.