Form 10-Q
period 2011-03-31
IMMEDIATEK INC
filed 2011-05-16
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 000-26073
IMMEDIATEK, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0881193

(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3301 Airport Freeway, Suite 200
Bedford, Texas	76021

(Address of principal executive offices)	(Zip code)
(888) 661-6565
(Issuer’s telephone number, including area code)
8600 Freeport Parkway, Suite 220, Irving, Texas 75063
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 13, 2011, the issuer had 15,865,641 shares of common stock outstanding.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the materials incorporated by reference into this Quarterly Report on Form 10-Q include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions. Similarly, statements in this Quarterly Report on Form 10-Q that describe our objectives, plans or goals also are forward-looking statements. These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judiciously, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. We assume no obligation to update any forward-looking statements. Certain factors that could cause actual results to differ include, among others:
•	our inability to continue as a going concern;
•	our history of losses, which may continue;
•	our inability to utilize the funds received in a manner that is accretive;
•	our inability to generate sufficient funds from operating activities to fund operations;
•	difficulties in developing and marketing new products;
•	inability to integrate our recently acquired Officeware business;
•	inability to execute our growth and acquisition strategy;
•	dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service; and

•	general economic conditions, including among others, the pronounced recession, rising unemployment, major bank failures and unsettled capital markets.

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2011.
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

PART I — UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash	$1,702,678	$1,592,684
Accounts receivable, net of allowance for doubtful accounts of $56,385	121,298	112,896
Prepaid expenses and other current assets	119,251	114,525

Total current assets	1,943,227	1,820,105

Fixed assets, net	445,902	494,433
Intangible assets, net	1,446,884	1,510,006
Goodwill	766,532	766,532
Other assets	13,432	4,784

Total Assets	$4,615,977	$4,595,860

Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,850	$97,125
Accrued liabilities	61,566	39,346
Deferred revenue	758,126	671,952
Current portion of capital lease obligations	31,882	40,517

Total current liabilities	944,424	848,940
Capital lease obligations	13,848	19,821

Total liabilities	958,272	868,761

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 authorized, issued and outstanding; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 authorized, issued and outstanding; redemption/liquidation preference of $500,000	500,000	500,000
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 shares issued and outstanding at March 31, 2011 and December 31, 2010, Respectively	15,865	15,865
Additional paid in capital	5,200,272	5,189,772
Accumulated deficit	(5,058,432)	(4,978,538)

Total stockholders’ equity	157,705	227,099

Total Liabilities, Preferred Stock and Stockholders’ Equity	$4,615,977	$4,595,860

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Quarter Ended March 31,
	2011	2010

Revenues	$730,616	$23
Cost of revenues	(226,484)	—

Gross margin	504,132	23
Expenses:
Research and development	198,095	98,519
Sales and marketing	79,942	—
General and administrative	214,818	151,447
Non-cash consulting expense-related party	10,500	10,500
Depreciation and amortization	79,972	592

Total expenses	583,327	261,058

Net operating loss	(79,195)	(261,035)
Other income (expense):
Other income — related party	—	8,788
Interest income	457	—
Interest expense	(1,156)	—
Interest expense — related party	—	(5,624)

Total other income (expense)	(699)	3,164

Net loss	$(79,894)	$(257,871)

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	535,321

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.48)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Quarter Ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(79,894)	$(257,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	117,499	592
Non-cash consulting fees — related party	10,500	10,500
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(8,402)	(6,874)
Prepaid expenses and other assets	(13,374)	(8,293)
Accounts payable	(4,275)	(2,109)
Accrued liabilities	22,220	38,383
Deferred revenue	86,174	—

Net cash provided by (used in) operating activities	130,448	(225,672)

Cash flows from investing activities
Purchase of fixed assets	(5,846)	—

Net cash used in investing activities	(5,846)	—

Cash flows from financing activities
Payments on capital leases	(14,608)	—

Net cash used in financing activities	(14,608)	—

Net increase in cash	109,994	(225,672)
Cash at the beginning of the period	1,592,684	278,795

Cash at the end of the period	$1,702,678	$53,123

Supplemental disclosures:
Interest paid	$1,156	$—
Income taxes paid	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India. The cost of the India operations was approximately $107,611 for the three months ended March 31, 2011 and is included in research and development expenses in Immediatek’s consolidated financial statements.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
The Company’s condensed consolidated balance sheet at March 31, 2011 and condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 31, 2011 and should be read in conjunction with this Quarterly Report on Form 10-Q.
Goodwill and Intangible Assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent purchased intangible assets including customer relationships, developed technology, trade name and others. We currently amortize our intangible assets with definitive lives over periods ranging from six to ten years using the straight line method. Goodwill, which arose from the acquisition of Officeware, is not amortized, but is reviewed annually at March 31 for impairment based on the fair value of Officeware, or more frequently if certain indicators arise. At March 31, 2011, the Company determined that there had been no impairment to the fair value of Officeware.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at March 31, 2011 and March 31, 2010 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Cash	$1,243,806
Accounts receivable, net	406,120
Prepaid expenses and other current assets	47,374
Fixed assets	486,544
Intangible assets	1,701,622
Goodwill	766,532
Other assets	10,153
Accounts payable	(34,005)
Accrued liabilities	(92,636)
Deferred revenue	(432,304)
Capital lease obligations	(103,206)

Net assets acquired with merger	$4,000,000

Intangible assets consist of the following, including the estimated useful lives:

Trade name	$126,808	10 years
Developed technology	729,423	6 years
Customer relationships	842,413	8 years
Domain name	3,728	Indefinite
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $766,532. The goodwill is the residual value after identified assets are separately valued and represents the result of the acquired workforce and expected future cash flows. Goodwill is not expected to be deductible for tax purposes.
The unaudited pro forma financial information for the quarter ended March 31, 2010 combine the historical results of Immediatek and Officeware as if the acquisition of Officeware occurred on January 1, 2010 as follows:

2010
Revenues	$845,268
Net operating income	(247,293)
Net loss	(309,024)
Basic and diluted net loss per share	$(0.02)
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note due on March 23, 2012. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty. Interest expense incurred was $22,196 for the year ended December 31, 2010.
Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings LP and Radical Investments LP, in the amount of $821 during the quarter ended March 31, 2011. There are no receivables related to this amount at March 31, 2011 as it was paid in full.
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
For the three months ended March 31, 2010, we earned $8,788 under these agreements.
Office Space. On December 31, 2009, DiscLive, Inc., a wholly-owned subsidiary of the Company, entered into a letter agreement amending the sublease with HDNet LLC, an affiliate of Radical Holdings LP. Pursuant to the letter agreement, DiscLive, Inc. assigned the sublease to IMKI Ventures, Inc., another wholly-owned subsidiary of the Company and IMKI Ventures, Inc. subleased from HDNet LLC approximately 600 square feet of office space. The rent was $900 per month, utilities included. Lease expense for the three months ending March 31, 2010 was $2,700. During October 2010, the sublease was terminated.

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

Our Business
General
Immediatek is a Nevada corporation. Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888) 661-6565. On December 16, 2009, Immediatek, Officeware, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement. On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to that Agreement dated December 16, 2009, or, the Merger Agreement. Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010. As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware. Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock. Radical Holdings LP owns the Company’s Series A and Series B preferred stock. In addition, subject to the terms and conditions of the Merger Agreement, Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share. Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.
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
Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India.
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
History of Operating Losses
The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net loss	$(79,894)	$(257,871)
Net cash provided by (used in) operating activities	$130,448	$(225,672)

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
We funded our operations during the three months ended March 31, 2011, primarily from the income generated by Officeware. With the Officeware merger on April 1, 2010, operating cash flows have turned positive for the Company. Management estimates that the Officeware merger will generate sufficient funds from operations to fund future operating activities.
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
Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 31, 2011.
Challenges and risks, including those described above, if not properly addressed or managed, may have a material adverse effect on our business. Our management, however, is endeavoring to properly manage and address these challenges and risks.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the condensed consolidated financial statements and in the notes accompanying those financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. We believe that the most critical accounting policy and estimates relate to the following:
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
Operations Review
The Three Months Ended March 31, 2011 Compared to
the Three Months Ended March 31, 2010

	For the Three Months Ended March 31,		2011 vs. 2010
	2011	2010	Change	% Change
Revenues	$730,616	$23	$730,593	3,176,491%
Cost of revenues	(226,484)	—	(226,484)	0%

Gross margin	504,132	23	504,109	2,191,778%
Expenses:
Research and development	198,095	98,519	99,576	101%
Sales and marketing	79,942	—	79,942	(1%)
General and administrative	214,818	151,447	63,371	42%
Non-cash consulting expense-related party	10,500	10,500	—	0%
Depreciation and amortization	79,972	592	79,380	13,409%

Total expenses	583,327	261,058	322,269	123%

Net operating loss	(79,195)	(261,035)	181,840	70%
Other income (expense):
Other income — related party	—	8,788	(8,788)	(100%)
Interest income	457	—	457	100%
Interest expense	(1,156)	—	(1,156)	(100%)
Interest expense — related party	—	(5,624)	5,624	(100%)

Net loss	$(79,894)	$(257,871)	$177,977	69%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	535,321	15,330,320	2,864%

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.48)	$0.47	98%

The merger with Officeware was effective on April 1, 2010. Thus, operations of Officeware are included in the Company’s results for the three months ended March 31, 2011. The increases from the same period of 2010 are primarily related to Officeware’s operations. Management expects future quarterly results to be comparable and Officeware’s operations to generate positive cash flows. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.
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

As of March 31, 2011, we had $1,702,678 of cash, which management anticipates will sustain our operations. Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2011. However, no assurances can be given that we will ever achieve profitability. If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Operating Activities. Cash provided by operations was $130,448 in the three months ended March 31, 2011, as compared to cash used of $225,672 for the three months ended March 31, 2010. The increase was primarily a result of the Officeware operations included for the three month ended March 31, 2011.
Investing Activities. Cash used for investing activities was $5,846 and $0 for the three months ended March 31, 2011 or March 31, 2010, respectively. The increase was primarily for the purchase of computer equipment.
Financing Activities. Cash used for financing activities was $14,608 and $0 for the three months ended March 31, 2011 and March 31, 2010. The increase was for the payments on capital leases.
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is involved from time to time in claims, proceedings and litigation. Please refer to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2011.
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

10.1
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on March 17, 2011) and incorporated herein by reference).

Exhibit
Number		Description of Exhibit
10.2
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on March 23, 2011) and incorporated herein by reference).

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

Date: May 16, 2011	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ TIMOTHY RICE
		Name:	Timothy Rice
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
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

10.1
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on March 17, 2011) and incorporated herein by reference).

10.2
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on March 23, 2011) and incorporated herein by reference).

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