Form 10-Q
period 2011-06-30
IMMEDIATEK INC
filed 2011-08-15
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 13, 2011, the issuer had 15,865,641 shares of common stock outstanding.

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

PART I — UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010

Assets

Current assets:
Cash	$1,728,527	$1,592,684
Accounts receivable, net of allowance for doubtful accounts of $45,028 and $56,385 at June 30, 2011 and December 31, 2010, respectively	51,296	112,896
Prepaid expenses and other current assets	71,859	114,525

Total current assets	1,851,682	1,820,105

Fixed assets, net	532,984	494,433
Intangible assets, net	1,385,652	1,510,006
Goodwill	766,532	766,532
Other assets	8,648	4,784

Total Assets	$4,545,498	$4,595,860

Liabilities, Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable	$72,455	$97,125
Accrued liabilities	90,226	39,346
Deferred revenue	827,149	671,952
Current portion of capital lease obligations	21,074	40,517

Total current liabilities	1,010,904	848,940
Capital lease obligations	9,580	19,821

Total liabilities	1,020,484	868,761

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 shares authorized, issued and outstanding; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 shares authorized, issued and outstanding; redemption/liquidation preference of $500,000	500,000	500,000
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 shares issued and outstanding at June 30, 2011 and December 31, 2010	15,865	15,865
Additional paid in capital	5,210,772	5,189,772
Accumulated deficit	(5,201,623)	(4,978,538)

Total stockholders’ equity	25,014	227,099

Total Liabilities, Preferred Stock and Stockholders’ Equity	$4,545,498	$4,595,860

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$773,354	$682,874	$1,503,971	$682,897
Cost of revenues	(250,556)	(166,662)	(477,040)	(166,662)

Gross margin	522,798	516,212	1,026,931	516,235
Expenses:
Research and development	246,211	275,049	444,306	373,568
Sales and marketing	94,193	74,430	174,135	74,430
General and administrative	229,941	309,016	444,759	460,463
Non-cash consulting expense-related party	10,500	10,500	21,000	21,000
Depreciation and amortization	84,279	78,276	164,251	78,868

Total expenses	665,124	747,271	1,248,451	1,008,329

Net operating loss	(142,326)	(231,059)	(221,520)	(492,094)
Other income (expense):
Other income — related party	—	6,950	—	15,738
Other income	—	58	—	58
Interest income	103	672	560	672
Interest expense	(968)	(2,035)	(2,125)	(2,035)
Interest expense — related party	—	(5,778)	—	(11,402)

Total other income (expense)	(865)	(133)	(1,565)	3,031

Net loss	$(143,191)	$(231,192)	$(223,085)	$(489,063)

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	15,865,641	15,865,641	8,242,830

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.06)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(223,085)	$(489,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	237,821	118,480
Non-cash consulting fees — related party	21,000	21,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	61,600	90,728
Prepaid expenses and other assets	38,802	(31,791)
Accounts payable	(24,670)	4,811
Accrued liabilities	50,880	(1,934)
Deferred revenue	155,197	182,658

Net cash provided by (used in) operating activities	317,545	(105,111)

Cash flows from investing activities
Cash acquired with merger	—	1,243,806
Purchase of fixed assets	(152,018)	(17,697)

Net cash provided by (used in) investing activities	(152,018)	1,226,109

Cash flows from financing activities
Proceeds from the issuance of common stock	—	1,000,000
Payments on capital leases	(29,684)	(14,289)

Net cash provided by (used in) financing activities	(29,684)	985,711

Net increase in cash	135,843	2,106,709
Cash at the beginning of the period	1,592,684	278,795

Cash at the end of the period	$1,728,527	$2,385,504

Supplemental disclosures:
Interest paid	$2,125	$2,035
Income taxes paid	$—	$—
Number of shares issued for merger		12,264,256
Value of shares issued for merger		$4,000,000
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India. The cost of the India operations was approximately $86,611 and $194,222 for the three and six months ended June 30, 2011 and was approximately $102,500 for the three and six months ended June 30, 2010 is included in research and development expenses in Immediatek’s consolidated financial statements.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
The Company’s condensed consolidated balance sheet at June 30, 2011 and condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 31, 2011 and should be read in conjunction with this Quarterly Report on Form 10-Q.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at June 30, 2011 and June 30, 2010 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
Comprehensive Loss: For all periods presented, comprehensive loss is equal to net loss.
Reclassifications: Certain prior year amounts have been reclassified to conform with current year presentation.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the merger:

Cash	$1,243,806
Accounts receivable, net	406,120
Prepaid expenses and other current assets	47,374
Fixed assets	486,544
Intangible assets	1,701,622
Goodwill	766,532
Other assets	10,153
Accounts payable	(34,005)
Accrued liabilities	(92,636)
Deferred revenue	(432,304)
Capital lease obligations	(103,206)

Net assets acquired with merger	$4,000,000

Intangible assets consist of the following, including the estimated useful lives:

Trade name	$126,808	10 years
Developed technology	729,423	6 years
Customer relationships	842,413	8 years
Domain name	5,254	Indefinite
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $766,532. The goodwill is the residual value after identified assets are separately valued and represents the result of the acquired workforce and expected future cash flows. Goodwill is not expected to be deductible for tax purposes.
The unaudited pro forma financial information for the six months ended June 30, 2010 combine the historical results of Immediatek and Officeware as if the acquisition of Officeware occurred on January 1, 2010 as follows:

2010
Revenues	$1,528,142
Net operating income	(478,352)
Net loss	(540,214)
Basic and diluted net loss per share	$(0.03)
NOTE 3 — RELATED PARTY TRANSACTIONS
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note due on March 23, 2012. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty. Interest expense incurred was $5,778 and $11,402 for the three and six month period ended June 30, 2010, respectively.
Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings LP and Radical Investments LP, in the amount of $821 and $1,642 during the three and six months ended June 30, 2011, respectively. There are no receivables related to this amount at June 30, 2011 as it was paid in full.
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
For the three and six months ended June 30, 2010, we earned $6,950 and $15,738, respectively, under these agreements.
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
Recent Developments
On March 17, 2011, Officeware, our wholly-owned subsidiary, entered into a Commercial Lease, by and between Officeware Corporation and Chow Family LLC. Pursuant to the Commercial Lease, Officeware will lease from Chow Family LLC approximately 9,900 square feet of office space at 3301 Airport Freeway, Bedford, Texas. Initially, the rent is approximately $7,400 per month plus Officeware’s pro rata share of the projected monthly expenses for the property. After the first 24 months of the term of the Commercial Lease the base rent increases periodically in accordance with a set schedule contained in the Commercial Lease. The term of the Commercial Lease is from May 1, 2011 until October 31, 2016. Officeware took possession of the leased space on May 1, 2011.
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
History of Operating Losses
The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

Net loss	$(143,191)	$(231,192)
Net cash provided by operating activities	$187,097	$120,560

	For the Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

Net loss	$(223,085)	$(489,063)
Net cash provided by (used in) operating activities	$317,545	$(105,111)
Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
We funded our operations during the three and six months ended June 30, 2011, primarily from the income generated by Officeware. With the Officeware merger on April 1, 2010, operating cash flows have turned positive for the Company. Management estimates that the Officeware merger will generate sufficient funds from operations to fund future operating activities.

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

Operations Review
The Three Months Ended June 30, 2011 Compared to
the Three Months Ended June 30, 2010

	For the Three Months Ended June 30,		2011 vs. 2010
	2011	2010	Change	% Change

Revenues	$773,354	$682,874	$90,480	13%
Cost of revenues	(250,556)	(166,662)	(83,894)	(50%)

Gross margin	522,798	516,212	6,586	1%
Expenses:
Research and development	246,211	275,049	(28,838)	(10%)
Sales and marketing	94,193	74,430	19,763	27%
General and administrative	229,941	309,016	(79,075)	(26%)
Non-cash consulting expense-related party	10,500	10,500	—	—%
Depreciation and amortization	84,279	78,276	6,003	8%

Total expenses	665,124	747,271	(82,147)	(11%)

Net operating loss	(142,326)	(231,059)	88,733	38%
Other income (expense):
Other income — related party	—	6,950	(6,950)	(100%)
Other income	—	58	(58)	(100%)
Interest income	103	672	(569)	(85%)
Interest expense	(968)	(2,035)	1,067	52%
Interest expense — related party	—	(5,778)	5,778	100%

Net loss	$(143,191)	$(231,192)	$88,001	38%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	15,865,641	—	—%

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.01)	$—	—%

Revenues and Cost of Revenues. Revenues have increased for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 as we continue to attract users and rollout enhancements to our product offering. We are actively working on additions and improvements to our FilesAnywhere product that should result in increased users and, consequently, increased sales. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales. Cost of revenues also increased as we are still developing the base infrastructure and service support for our customers in order to efficiently scale our business. We are actively working to establish a business model which is able to more efficiently translate growth in revenues directly into growth in margins.
Research and Development. Research and development expenses decreased for the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010. The difference is primarily a result of differences in timing of various development projects in the two periods. We anticipate that we will continue to expend material amounts on new products and enhancements to our existing products.
Sales and Marketing. Sales and Marketing expenses increased compared to the same period last year as we have added increased staffing to that function. While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that such additions result in increases to our revenues. No assurances can be given that we will be successful in growing this function.
General and Administrative Expense. General and administrative expense decreased for the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010. The difference was a result of a change in the executive management staff of the company.

Non-Cash Consulting Expense — Related Party. Many services are provided under the Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company. This agreement may be terminated upon 30 days’ written notice by Radical Ventures L.L.C. for any reason or by the Company for gross negligence. The Company also agreed to indemnify and hold harmless Radical Ventures L.L.C. for its performance of these services, except for gross negligence and willful misconduct. Further, the Company limited Radical Ventures L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to the Company by virtue of this agreement during twelve months prior to that cause of action.
Other Income — Related Party. On February 28, 2008, we entered into an Agreement for Project Staffing Services with HDNet Fights, Inc., an affiliate of Radical Holdings LP. On February 6, 2009, we entered into an Agreement for Project Staffing Services with Silver Cinemas Acquisition Co., an affiliate of Radical Holdings LP. These agreements provided that we provide personnel, as independent contractors on an hourly-fee basis, to perform computer software programming, system analysis, design, project management, consulting, and education and training for HDNet Fights, Inc. and Silver Cinemas Acquisition Co. As of October 31, 2010, we do not anticipate performing further services under this agreement.
Interest Expense — Related Party. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note due on March 23, 2012. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty. This expense reflects the interest accruing on the Demand Promissory Note for the three month period ended June 30, 2010.
The Six Months Ended June 30, 2011 Compared to
the Six Months Ended June 30, 2010

	For the Six Months Ended June 30,		2011 vs. 2010
	2011	2010	Change	% Change

Revenues	$1,503,971	$682,897	$821,074	120%
Cost of revenues	(477,040)	(166,662)	(310,378)	(186%)

Gross margin	1,026,931	516,235	510,696	99%
Expenses:
Research and development	444,306	373,568	70,738	19%
Sales and marketing	174,135	74,430	99,705	134%
General and administrative	444,759	460,463	(15,704)	(3%)
Non-cash consulting expense-related party	21,000	21,000	—	—%
Depreciation and amortization	164,251	78,868	85,383	108%

Total expenses	1,248,451	1,008,329	240,122	24%

Net operating loss	(221,520)	(492,094)	270,574	55%
Other income (expense):
Other income — related party	—	15,738	(15,738)	(100%)
Other income	—	58	(58)	(100%)
Interest income	560	672	(112)	(17%)
Interest expense	(2,125)	(2,035)	(90)	(4%)
Interest expense — related party	—	(11,402)	11,402	100%

Net loss	$(223,085)	$(489,063)	$265,978	54%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	8,242,830	7,622,811	92%

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.06)	$0.05	76%

The merger with Officeware was effective on April 1, 2010. Thus, operations of Officeware are included in the Company’s results for the six months ended June 30, 2011. However, operations of Officeware are only included in the Company’s results for the three months ended June 30, 2010. The increases from the six month period of 2010 are primarily related to Officeware’s operations. Management expects future quarterly results to be comparable and Officeware’s operations to generate positive cash flows. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.
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
As of June 30, 2011, we had $1,728,527 of cash, which management anticipates will sustain our operations. Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2011. However, no assurances can be given that we will ever achieve profitability. If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Operating Activities. Cash provided by operations was $317,545 in the six months ended June 30, 2011, as compared to cash used of $105,111 for the six months ended June 30, 2010. The increase was primarily a result of the Officeware operations included for the six months ended June 30, 2011.
Investing Activities. Cash used for investing activities was $152,018 for the six months ended June 30, 2011, as compared to cash provided by investing activities of $1,226,109 for the six months ended June 30, 2010. The decrease was primarily a result of the Officeware cash acquired in the merger on April 1, 2010.
Financing Activities. Cash used for financing activities was $29,684 for the six months ended June 30, 2011, as compared to cash provided by financing activities of $985,711 for the six months ended June 30, 2010. The decrease was primarily the result of the stock proceeds issued to acquire Officeware.

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
In addition, on June 30, 2011, the Company filed a complaint against Dropbox, Inc. for its unauthorized use of our trademarks in the United States District Court for the Northern District of Texas. The Company has used its marks DROPBOX, FILE DROPBOX and DROPBOX LINKS since early 2004. We allege in the complaint that Dropbox, Inc. has infringed upon these marks and we intend to vigorously pursue our available remedies.
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

Date: August 15, 2011	IMMEDIATEK, INC., a Nevada corporation
	By:	/s/ TIMOTHY RICE
		Name:	Timothy Rice
		Title:	Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

S-1

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
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