Form 10-Q
period 2011-09-30
IMMEDIATEK INC
filed 2011-11-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 11, 2011, the issuer had 15,865,641 shares of common stock outstanding.

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

PART I — UNAUDITED FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010

Assets

Current assets:
Cash	$1,454,336	$1,592,684
Accounts receivable, net of allowance for doubtful accounts of $45,053 and $56,385 at September 30, 2011 and December 31, 2010, respectively	164,596	112,896
Prepaid expenses and other current assets	65,746	114,525

Total current assets	1,684,678	1,820,105

Fixed assets, net	524,963	494,433
Intangible assets, net	1,322,003	1,510,006
Goodwill	766,532	766,532
Other assets	8,648	4,784

Total Assets	$4,306,824	$4,595,860

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$35,114	$97,125
Accrued liabilities	88,890	39,346
Deferred revenue	821,416	671,952
Current portion of capital lease obligations	19,058	40,517

Total current liabilities	964,478	848,940
Capital lease obligations	—	19,821

Total liabilities	964,478	868,761

Series A convertible preferred stock (conditionally redeemable); $0.001 par value 4,392,286 shares authorized, issued and outstanding; redemption/liquidation preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value 69,726 shares authorized, issued and outstanding; redemption/liquidation preference of $500,000	500,000	500,000
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 shares issued and outstanding at September 30, 2011 and December 31, 2010	15,865	15,865
Additional paid in capital	5,221,272	5,189,772
Accumulated deficit	(5,394,791)	(4,978,538)

Total stockholders’ equity (deficit)	(157,654)	227,099

Total Liabilities, Preferred Stock and Stockholders’ Equity	$4,306,824	$4,595,860

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$790,051	$705,774	$2,294,022	$1,388,671
Cost of revenues	(268,010)	(198,911)	(745,050)	(399,425)

Gross margin	522,041	506,863	1,548,972	989,246
Expenses:
Research and development	293,563	292,423	737,869	665,992
Sales and marketing	108,676	64,977	282,810	105,553
General and administrative	209,148	289,675	653,907	750,138
Non-cash consulting expense-related party	10,500	10,500	31,500	31,500
Depreciation and amortization	92,338	79,337	256,591	158,204

Total expenses	714,225	736,912	1,962,677	1,711,387

Net operating loss	(192,184)	(230,049)	(413,705)	(722,141)
Other income (expense):
Other income — related party	—	2,963	—	18,700
Other income	24	10,208	24	10,266
Interest income	629	418	1,190	1,090
Interest expense	(1,637)	(1,800)	(3,762)	(3,835)
Interest expense — related party	—	(5,841)	—	(17,244)

Total other income (expense)	(984)	5,948	(2,548)	8,977

Net loss	$(193,168)	$(224,101)	$(416,253)	$(713,164)

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	15,865,641	15,865,641	10,518,978

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.01)	$(0.03)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(416,253)	$(713,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	364,515	238,882
Non-cash consulting fees — related party	31,500	31,500
Adjustments to reconcile net loss to net cash provided by in operating activities:
Accounts receivable	(51,700)	229,579
Prepaid expenses and other assets	44,915	(36,482)
Accounts payable	(62,011)	8,541
Accrued liabilities	49,544	12,078
Deferred revenue	149,464	256,029

Net cash provided by operating activities	109,974	26,963

Cash flows from investing activities
Cash acquired with merger	—	1,243,806
Purchase of fixed assets	(207,042)	(107,407)

Net cash provided by (used in) investing activities	(207,042)	1,136,399

Cash flows from financing activities
Proceeds from the issuance of common stock	—	1,000,000
Payments on capital leases	(41,280)	(28,443)

Net cash provided by (used in) financing activities	(41,280)	971,557

Net increase (decrease) in cash	(138,348)	2,134,919
Cash at the beginning of the period	1,592,684	278,795

Cash at the end of the period	$1,454,336	$2,413,714

Supplemental disclosures:
Interest paid	$3,762	$3,835
Income taxes paid	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India. The cost of the India operations was approximately $94,704 and $288,925 for the three and nine months ended September 30, 2011 and approximately $88,611 and $191,082 for the three and nine months ended September 30, 2010. These costs are included in research and development expenses in Immediatek’s consolidated statement of operations.
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
The Company’s condensed consolidated balance sheet at September 30, 2011 and condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. Certain accounts have been reclassified to conform to the current period’s presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 31, 2011 and should be read in conjunction with this Quarterly Report on Form 10-Q.
Net Loss per Share: Net loss was used in the calculation of both basic and diluted loss per share. The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share. Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at September 30, 2011 and September 30, 2010 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.
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
SEPTEMBER 30, 2011
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
The unaudited pro forma financial information for the nine months ended September 30, 2010 combine the historical results of Immediatek and Officeware as if the acquisition of Officeware occurred on January 1, 2010 as follows:

2010
Revenues	$2,233,916
Net operating income	(682,964)
Net loss	(672,309)
Basic and diluted net loss per share	$(0.05)
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

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
Demand Promissory Note. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note due on March 23, 2012. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty. Interest expense incurred was $5,841 and $17,244 for the three and nine month period ended September 30, 2010, respectively.
Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings LP and Radical Investments LP, in the amount of $821 and $2,463 during the three and nine months ended September 30, 2011, respectively. There are no receivables related to this amount at September 30, 2011 as it was paid in full.
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
For the three and nine months ended September 30, 2010, we earned $2,963 and $18,700, respectively, under these agreements.
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
History of Operating Losses
The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Net loss	$(193,168)	$(224,101)
Net cash provided by (used in) operating activities	$(207,571)	$132,074

	For the Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Net loss	$(416,253)	$(713,164)
Net cash provided by operating activities	$109,974	$26,963
Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.
We funded our operations during the three and nine months ended September 30, 2011, primarily from the income generated by Officeware. With the Officeware merger on April 1, 2010, operating cash flows have generally been positive for the Company. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.
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

Challenges and Risks
Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 15).
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
Operations Review
The Three Months Ended September 30, 2011 Compared to
the Three Months Ended September 30, 2010

	For the Three Months Ended September 30,		2011 vs. 2010
	2011	2010	Change	% Change

Revenues	$790,051	$705,774	$84,277	12%
Cost of revenues	(268,010)	(198,911)	(69,099)	(35%)

Gross margin	522,041	506,863	15,178	3%
Expenses:
Research and development	293,563	292,423	1,140	0%
Sales and marketing	108,676	64,977	43,699	67%
General and administrative	209,148	289,675	(80,527)	(28%)
Non-cash consulting expense-related party	10,500	10,500	—	—%
Depreciation and amortization	92,338	79,337	13,001	16%

Total expenses	714,225	736,912	(22,687)	(3%)

Net operating loss	(192,184)	(230,049)	37,865	16%
Other income (expense):
Other income — related party	—	2,963	(2,963)	(100%)
Other income	24	10,208	(10,184)	(99%)
Interest income	629	418	211	50%
Interest expense	(1,637)	(1,800)	163	9%
Interest expense — related party	—	(5,841)	5,841	100%

Net loss	$(193,168)	$(224,101)	$30,933	14%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	15,865,641	—	—%

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.01)	$—	—%

Revenues and Cost of Revenues. Revenues have increased for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 as we continue to attract users and rollout enhancements to our product offering. We are actively working on additions and improvements to our FilesAnywhere product that should result in increased users and, consequently, increased sales. No assurances, however, can be given that we will be able to attract a significant number of additional users or sales. Cost of revenues also increased as we are still developing the base infrastructure and service support for our customers in order to efficiently scale our business. We are actively working to establish a business model which is able to more efficiently translate growth in revenues directly into growth in margins.
Research and Development. Research and development expenses increased slightly for the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010. The difference is primarily a result of differences in timing of various development projects in the two periods. We anticipate that we will continue to expend material amounts on new products and enhancements to our existing products.
Sales and Marketing. Sales and Marketing expenses increased compared to the same period last year. We anticipate that we will continue to grow our sales and marketing function while our challenge will be to ensure that such additions result in increases to our revenues. No assurances can be given that we will be successful in growing this function.
General and Administrative Expense. General and administrative expense decreased for the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010. The difference was a result of a change in the staff of the company.
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
Interest Expense — Related Party. On March 25, 2009, the Company received $750,000 from Radical Holdings LP, a related party, under an unsecured Demand Promissory Note bearing interest, calculated on the basis of a 365-day year, at a rate per annum equal to three percent (3%) due on March 24, 2010. On March 24, 2010, this note was refinanced through the issuance of a new Amended and Restated Demand Promissory Note due on March 23, 2012. The principal amount of this new Amended and Restated Demand Promissory Note was $772,500 and included accrued interest through the date of the amendment. This Amended and Restated Demand Promissory Note was prepaid in whole on December 17, 2010. The early repayment was made without premium or penalty. This expense reflects the interest accrued on the Demand Promissory Note for the three month period ended September 30, 2010.

The Nine Months Ended September 30, 2011 Compared to
the Nine Months Ended September 30, 2010

	For the Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	Change	% Change

Revenues	$2,294,022	$1,388,671	$905,351	65%
Cost of revenues	(745,050)	(399,425)	(345,625)	(87%)

Gross margin	1,548,972	989,246	559,726	57%
Expenses:
Research and development	737,869	665,992	71,877	11%
Sales and marketing	282,810	105,553	177,257	168%
General and administrative	653,907	750,138	(96,231)	(13%)
Non-cash consulting expense-related party	31,500	31,500	—	—%
Depreciation and amortization	256,591	158,204	98,387	62%

Total expenses	1,962,677	1,711,387	251,290	15%

Net operating loss	(413,705)	(722,141)	308,436	43%
Other income (expense):
Other income — related party	—	18,700	(18,700)	(100%)
Other income	24	10,266	(10,242)	(100%)
Interest income	1,190	1,090	100	9%
Interest expense	(3,762)	(3,835)	73	2%
Interest expense — related party	—	(17,244)	17,244	100%

Net loss	$(416,253)	$(713,164)	$296,911	42%

Weighted average number of common shares outstanding — basic and fully diluted	15,865,641	10,518,978	5,346,663	51%

Basic and diluted loss per common share attributable to common stockholders	$(0.03)	$(0.07)	$0.04	62%

The merger with Officeware was effective on April 1, 2010. Thus, operations of Officeware are included in the Company’s results for the nine months ended September 30, 2011. However, operations of Officeware are only included in the Company’s results for the six months ended September 30, 2010. The increases from the six month period of 2010 are primarily related to Officeware’s operations. Management expects future quarterly results to be comparable. However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.
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
On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General” and in “Note 2 — Merger with Officeware Corporation.”
As of September 30, 2011, we had $1,454,336 of cash, which management anticipates will sustain our operations. Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2011. However, no assurances can be given that we will ever achieve profitability. If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. No assurances can be given that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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
Operating Activities. Cash provided by operations was $109,974 in the nine months ended September 30, 2011, as compared to $26,963 for the nine months ended September 30, 2010. The increase was primarily a result of the Officeware operations included for the nine months ended September 30, 2011.
Investing Activities. Cash used for investing activities was $207,042 for the nine months ended September 30, 2011, as compared to cash provided by investing activities of $1,136,399 for the nine months ended September 30, 2010. The decrease was primarily a result of the Officeware cash acquired in the merger on April 1, 2010 and the purchase of certain fixed assets during the most recent nine-month period.
Financing Activities. Cash used for financing activities was $41,280 for the nine months ended September 30, 2011, as compared to cash provided by financing activities of $971,557 for the nine months ended September 30, 2010. The decrease was primarily the result of the stock issuance proceeds used in the acquisition of Officeware.
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
The Company is involved from time to time in claims, proceedings and litigation. Please refer to “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2011 and “Item 1. Legal Proceedings” of Part II in the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2011, which was filed with the SEC on August 15, 2011.
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

Date: November 14, 2011	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ TIMOTHY RICE

		Name:	Timothy Rice
		Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: November 14, 2011

	By:	/s/ DEBORAH A. BASTIAN

		Name:	Deborah A. Bastian
		Title:	Chief Financial Officer
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