Form 10-K
period 2011-12-31
IMMEDIATEK INC
filed 2012-03-30
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________

Commission file number:	000-26073

IMMEDIATEK, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3301 Airport Freeway, Suite 200, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(888) 661-6565

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,118,505.  For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates.  This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.

As of December 31, 2011 and March 31, 2012, the issuer had 15,865,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

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

FORWARD−LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference into this Annual Report on Form 10-K include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions.  Similarly, statements in this Annual Report on Form 10-K that describe our objectives, plans or goals also are forward-looking statements.  These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judicially, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report.  We assume no obligation to update any forward-looking statements.  Certain factors that could cause actual results to differ include, among others:

•	our inability to continue as a going concern;

•	our history of losses, which may continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	difficulties in developing and marketing new products;

•	our inability to prevent or minimize interruptions in our service and interruptions to customer data access, and any related impact on our reputation;

•	our inability to retain existing recurring customers and attract new recurring customers;

•	our inability to integrate our recently acquired Officeware business;

•	our inability to execute our growth and acquisition strategy;

•	our dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service; and

•	general economic conditions, including among others, continuing unemployment.

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

On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc., or IMKI Ventures.  IMKI Ventures acquired certain assets from a related party on August 31, 2007.  The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock.  Those acquired assets were developed into an e-commerce product called RadicalBuy, which was launched in part on October 23, 2007.  As of September 30, 2010, we determined that it was in the best interest of Immediatek to cease operation of the RadicalBuy product.  Prior to October 1, 2007, Immediatek, through its wholly-owned, operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that the Company re-entered the development stage at that time.

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

Officeware’s operations are primarily based in Bedford, Texas.  Additionally, Officeware has one employee and several consultants performing research and development in India.

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

Our Strategy

At this time, our primary objectives are to successfully grow the user base for the e-commerce products offered through our Officeware subsidiary.  Our vision to achieve that objective includes:

•
Officeware – Increase Users.  We are focused on increasing the number of users of the various online back-up, file storage and other web-based services for individuals, businesses and governmental organizations offered through Officeware.  We may pursue aggressive advertising campaigns or other promotions primarily aimed at new users.  Additionally, we are focusing on efficiently integrating the Officeware business with our business.

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

Developments

Developments During 2011

Management Services Agreement.  On March 17, 2011, but effective as of January 1, 2011, the Company extended its Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology services. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company.

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

Commercial Lease.  On March 17, 2011, Officeware, our wholly-owned subsidiary, entered into a Commercial Lease, by and between Officeware and Chow Family LLC. Pursuant to the Commercial Lease, Officeware will lease from Chow Family LLC approximately 9,900 square feet of office space at 3301 Airport Freeway, Bedford, Texas. Initially, the rent is approximately $7,400 per month plus Officeware’s pro rata share of the projected monthly expenses for the property.  After the first 24 months of the term of the Commercial Lease the base rent increases periodically in accordance with a set schedule contained in the Commercial Lease.  The term of the Commercial Lease is from May 1, 2011 until October 31, 2016.

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

Governmental Regulation -- E-Commerce and the Internet.  The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving.  Laws and regulations have been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions.  The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws.  The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business.  In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain.  Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.  We do not expect that the costs and effects of compliance with environmental laws will have a material impact upon our business.

Intellectual Property. While the Company owns intellectual property and we expect to continue to protect our intellectual property as permitted under the law, we also rely upon the expertise, innovation and know-how of our employees to develop our technologies and services.  We have spent approximately $994,580 and $906,966 in 2011 and 2010, respectively, for the research and development of our technologies and services.  The following table presents the components of development costs for the years ending December 31, 2011 and 2010.

Research and Development Expenses
for the years ended December 31,
	2011	2010
Salaries and benefits	$592,019	$666,227
Consulting	336,376	217,327
Software and supplies	66,185	14,412
Rent	-	9,000
	$994,580	$906,966

Employees

As of December 31, 2011, we had 26 full-time employees.  We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.

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

On June 8, 2006, the Company issued 4,392,286 shares of Series A Convertible Preferred Stock at a per share price of $0.68 to Radical Holdings LP for cash proceeds of $3,000,000.  The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion.  The Company recorded a deemed dividend due to the beneficial conversion price of $3,000,000, which represents the lesser of the proceeds or the value of the beneficial conversion feature.

On July 18, 2008, the Company issued 69,726 shares of Series B Convertible Preferred Stock at a per share price of $7.17092619 to Radical Holdings LP for cash proceeds of $500,000.  The beneficial conversion feature represents the difference between the fair market value of Company common stock and the conversion price on the date of issuance of the Series B Convertible Preferred Stock, multiplied by the number of shares of common stock that would be received upon conversion.  The Company recorded a deemed dividend due to the beneficial conversion price of $205,145, which represents the lesser of the proceeds or the value of the  beneficial conversion feature.

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

Available Information

We currently are subject to the reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC.  You may read and copy any document filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  Please call the SEC at 1-800-SEC-0330 for further information about the operation of the public reference room.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We have a history of net losses.  We have incurred losses every year since 2002.  As of December 31, 2011, our accumulated deficit was $5,759,922.  To become profitable, we must be able to generate sufficient revenues from our operating activity.  During fiscal 2012, we expect to incur an increase in our expenditures in connection with our expected continued expansion. Additionally, we will continue to invest in our research and development, sales and customer services organizations. As a result of these increased expenditures, we will be required to increase our revenue in a corresponding manner in order to achieve profitability. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future.  The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are both highly uncertain.  As a result, our business could be harmed, and our stock price could decline.  No assurances can be given that we will ever achieve profitability.

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

We face significant competition from a number of established companies, which have offered and may continue to offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers.  We face intense competition from a number of established companies that seek to provide storage solutions similar to our solutions. Currently, these competitors include Amazon, Google, Microsoft, EMC, Box.net, Dropbox.com, Sugarsync, Carbonite and others. Many of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding the acceptance of a particular industry standard or competing technology.

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

We are incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.  As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices, and may continue to impose new or modified requirements on public companies. Despite our relatively small size, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly, particularly relative to the size of our operations.

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform annual system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing may not reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management time on compliance-related issues, especially in light of our small size and limited resources relative to larger public companies.  If we are not able to comply with the requirements of Section 404, or if deficiencies in our internal control over financial reporting are identified and deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

If we do not prevent security breaches, we may be exposed to lawsuits, lose customers, suffer harm to our reputation, and incur additional costs. The services we offer involve the transmission of large amounts of sensitive and proprietary information over public communications networks, as well as the processing and storage of confidential customer information. Unauthorized access, computer viruses, accidents, employee error or malfeasance, fraudulent service plan orders, intentional misconduct by computer “hackers”, and other disruptions can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties and leading to interruptions, delays or cessation of service to our customers. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented as a result of accidental or intentional actions by parties within or outside of our organization. Any breaches that occur could expose us to increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Although we typically require our customers to sign agreements that contain provisions attempting to limit our liability for security breaches, we cannot assure you that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a security breach that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition.  Additionally, we may decide to negotiate settlements with affected customers regardless of such contractual limitations. The outcome of any such lawsuit would depend on the specific facts of the case and legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards that may significantly exceed our liability insurance coverage by unknown but significant amounts, which could seriously impair our financial condition. The laws of some states and countries may also require us to inform any person whose data was accessed or stolen, which could harm our reputation and business.  Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed, even if such person was not actually a customer.

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

We may be liable for the material that content providers distribute over our network and we may have to terminate customers that provide content that is determined to be illegal, which could adversely affect our operating results and damage our reputation. The law relating to the liability of private network operators for information carried on, stored on, or disseminated through their networks is still unsettled in many jurisdictions. In addition, there are other potential customer activities, such as online gambling and pornography, where we, in our role as an online storage provider, may be held liable as an aider or abettor of our customers. If we need to take costly measures to reduce our exposure to these risks, terminate customer relationships and the associated revenue or defend ourselves against such claims, our financial results could be negatively affected.

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

Concerns about greenhouse gas emissions and the global climate change may result in environmental taxes, charges, assessments or penalties.  The effects of human activity on the global climate change have attracted considerable public and scientific attention, as well as the attention of the United States government. Efforts are being made to reduce greenhouse emissions, particularly those from coal combustion by power plants, some of which we may rely upon for power. The added cost of any environmental taxes, charges, assessments or penalties levied on these power plants could be passed on to us, increasing the cost to run our servers. Additionally, environmental taxes, charges, assessments or penalties could be levied directly on us in proportion to our carbon footprint. Any enactment of laws or passage of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction we perform business in, could adversely affect our operations and financial results.

Item 2.            Properties.

Our corporate headquarters is located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021.  We lease approximately 9,900 square feet at this location.  This lease expires on October 31, 2016.  We believe this new office location will be suitable for our needs for the foreseeable future.  We also lease approximately 270 square feet of space in Dallas, Texas as part of a collocation agreement related to servers we operate.  Our one employee in India is able to use office space provided by our third-party contractor in India.

Item 3.            Legal Proceedings.

The Company is involved from time to time in claims, proceedings and litigation, including the following:

On August 30, 2010, Oasis Research LLC filed a complaint against us, and many of our competitors, for patent infringement in the United States District Court for the Eastern District of Texas. This matter was resolved for an immaterial amount on December 28, 2011.

On June 30, 2011, the Company filed a complaint against Dropbox, Inc. for its unauthorized use of our trademarks and designs in the United States District Court for the Northern District of Texas.  The Company has used its marks DROPBOX, FILE DROPBOX and DROPBOX LINKS since early 2004.  We allege in the complaint that Dropbox, Inc. has infringed upon these marks and designs and we intend to vigorously pursue our available remedies and specifically we seek as relief a preliminarily and permanent injunction against Dropbox, Inc. prohibiting it from infringing upon our marks or designs; the delivery to the Company of the domain name www.dropbox.com; an order issued instructing the United States Patent and Trademark Office to deny registration of the application made by Dropbox, Inc., and damages.

From time to time we may become subject to additional proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of Immediatek common stock currently are quoted on the OTCQB of the OTC Marketplace under the symbol “IMKI” and are not currently listed on any exchange.  Our shares generally do not trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low sale prices and bid information, as applicable, of our common stock as reported by OTC Markets Group Inc., for the periods indicated.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2011		2010		Dividends Paid
	High	Low	High	Low	2011	2010
First Quarter	$2.25	$1.03	$1.05	$0.61	$-	$-
Second Quarter	$5.00	$1.50	$4.00	$1.01	$-	$-
Third Quarter	$6.00	$1.50	$2.00	$1.50	$-	$-
Fourth Quarter	$2.75	$1.15	$1.50	$1.03	$-	$-
As of December 31, 2011 and March 31, 2012, there were 15,865,641 shares of Immediatek common stock outstanding with approximately 217 stockholders of record.  As of December 31, 2011 and March 31, 2012, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock, 69,726 shares of Series B Convertible Preferred Stock outstanding.  The outstanding shares of Series A and Series B Convertible Preferred Stock are convertible into 14,794,999 shares of Immediatek common stock as of December 31, 2011 and March 31, 2012.

Dividend Policy

We have never declared or paid any cash dividends on shares of Immediatek common stock and presently have no intention of paying any cash dividends in the foreseeable future.  In accordance with the terms of the Series A Convertible Preferred Stock, we cannot declare or pay a dividend without the consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding, and any cash dividends would not only be payable to the common stockholders but also to the holders of the Series A and Series B Convertible Preferred Stock, on an as-converted basis.

Equity Compensation Plan Information

The Company has no equity compensation plans or arrangements and had no such plans or arrangements at December 31, 2011.

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

Our Business

General

Immediatek is a Nevada corporation.  Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888) 661-6565.  On April 1, 2010, Immediatek acquired Officeware by merger.  As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock.  Radical Holdings LP owns the Company’s Series A and Series B preferred stock.  In addition, in connection with the merger Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2011	2010
Net loss	$(781,384)	$(818,813)
Net cash provided by (used in) operating activities	$(72,052)	$35,207

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the year ended December 31, 2011, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any funds generated would be reinvested into the Company through our increased investment in marketing, services and sales operations, and research and development.

Our Objectives and Areas of Focus

Officeware – Increase Users.  We are focused on increasing the number of users of the various online back-up, file storage and other web-based services for individuals, businesses and governmental organizations offered through Officeware.  We may pursue aggressive advertising campaigns or other promotions primarily aimed at new users.  Additionally, we are focusing on efficiently integrating the Officeware business with our business.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the United States of America, which requires management to make estimates, judgments and assumptions with respect to the amounts reported in the consolidated financial statements and in the notes accompanying those financial statements. We believe that the most critical accounting policies and estimates relate to the following:

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

Recent Accounting Standards and Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides entities an option of assessing qualitative factors when testing goodwill for impairment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If an entity determines that the fair value of a reporting unit is more likely than not less than its carrying value, then performing the two step impairment test is required after performing a qualitative assessment. Otherwise, the two step impairment test is not necessary. ASU 2011-08 is effective for the Company as of January 1, 2012, with early adoption permitted. The Company is currently evaluating the impact of this standard on its annual goodwill impairment test, but does not expect it to impact to the Company’s Consolidated Financial Statements.

Operations Review

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
	For the Years Ended December 31		2011 vs 2010
	2011	2010	Change	% Change
Revenues	$3,089,364	$2,105,330	$984,034	47%
Cost of sales	1,004,969	609,910	395,059	65%
Gross margin	2,084,395	1,495,420	588,975	39%
Gross margin percentage	67%	71%
Expenses:
Research and development expenses	994,580	906,966	87,614	10%
Sales and marketing	474,145	175,779	298,366	170%
General and administrative expenses	941,470	833,119	108,351	13%
Non-cash consulting expense - related party	42,000	42,000	-	-%
Depreciation and amortization	341,534	359,855	(18,321)	(5)%
Litigation settlement	40,000	-	40,000	100%
Total expenses:	2,833,729	2,317,719	516,010	22%
Net operating loss	(749,334)	(822,299)	72,965	9%
Other income (expenses):
Other income - related party	-	18,700	(18,700)	(100)%
Other income	541	10,691	(10,150)	(95)%
Interest income	1,604	1,656	(52)	(3)%
Interest expense - related party	-	(22,196)	22,196	100%
Interest expense	(4,164)	(5,365)	1,201	22%
Total other income/(expense)	(2,019)	3,486	(5,505)	(158)%
Income tax expense	(30,031)	-	(30,031)	(100)%
Net loss	$(781,384)	$(818,813)	$37,429	5%
Weighted average number of common shares outstanding - basic and fully diluted	15,865,641	11,866,630	3,999,011	34%
Basic and diluted loss per share attributable to common stockholders	$(0.05)	$(0.07)	$0.02	29%

The merger with Officeware was effective on April 1, 2010.  Thus, operations of Officeware are included in the Company’s results for the year ended December 31, 2010, beginning as of April 1, 2010.  The increases from 2010 are primarily related to Officeware’s operations for the full year period in 2011.  Management expects future annual results to be comparable and Officeware’s operations to generate positive cash flows.  However, no assurances can be given that we will be able to maintain the accretive results of the Officeware merger.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General” and in “Note 3 – Merger with Officeware Corporation” and “Note 4 – Issuance of Common Stock.”

As of December 31, 2011, we had $1,212,742 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2012.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Operating Activities.  Cash used in operations was $72,052 in the year ended December 31, 2011, as compared to cash provided by operations of $35,207 for the year ended December 31, 2010.  The decrease was primarily a result of increases in our expenditures on research and development, sales and marketing and other expenses in connection with our continued expansion which were not fully offset by our increased revenues.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2011 was $262,008, as compared to cash provided by investing activities of $1,071,550 for the year ended December 31, 2010.  The decrease in cash flows provided by investing activities was primarily related to the nonrecurring cash acquired of $1,243,806 with the Officeware merger in 2010.

Financing Activities.  For the year ended December 31, 2011, $45,882 was used in financing activities as compared to cash provided by financing activities of $207,132, which was primarily based on the sale of 3,066,064 shares of Company common stock for the year ended December 31, 2010 offset by an amount of $750,000 used for the payment of the note payable with a related party in December 2010.

Liquidity

We believe that the funds remaining from the issuance of common stock and the cash received in the merger with Officeware in 2010, and funds generated by the operation of Officeware will provide us with the necessary funds to operate our business.  While we are also undertaking various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

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

Changes in internal controls.  We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation.  We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our auditors.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

b)	Exhibits -- The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
10.1
Management Services Agreement, dated December 31, 2009, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.2
Letter agreement, dated December 31, 2009, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc., IMKI Ventures, Inc. and HDNet LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.3
Amended and Restated Demand Promissory Note, dated March 24, 2010, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

10.4
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

10.5*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.6*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.7*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.8
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.9
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2011 and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.)

21.1**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit Number	Description of Exhibit
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*           Management contract or compensatory plan or arrangement.

**         Indicates document filed herewith.

***       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸
a Nevada corporation

Date: March 30, 2012	By:	/s/ TIMOTHY M. RICE
	Name:	Timothy M. Rice
	Title:	President and Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

In accordance with the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIMOTHY M. RICE	Director, President and Chief Executive Officer (principal executive officer)	March 30, 2012
Timothy M. Rice
/s/ DEBORAH A. BASTIAN	Vice President and Chief Financial Officer (principal financial officer)	March 30, 2012
Deborah A. Bastian
/s/ ROBERT S. HART	Director and Secretary	March 30, 2012
Robert S. Hart
/s/ MARTIN WOODALL	Director	March 30, 2012
Martin Woodall

  S-1

IMMEDIATEK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholders
Immediatek, Inc.

We have audited the accompanying consolidated balance sheets of Immediatek, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Hein & Associates LLP

Hein & Associates LLP
Dallas, TX
March 30, 2012

Immediatek, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,212,742	$1,592,684
Accounts receivable, net	185,496	112,896
Prepaid expenses and other current assets	46,609	114,525
Total current assets	1,444,847	1,820,105
Fixed assets, net	522,805	494,433
Intangible assets, net	1,264,854	1,510,006
Goodwill	766,532	766,532
Other assets	8,648	4,784
Total Assets	$4,007,686	$4,595,860
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$58,856	$97,125
Accrued liabilities	187,329	39,346
Deferred revenue	759,330	671,952
Current portion of capital lease obligations	14,456	40,517
Total current liabilities	1,019,971	848,940
Capital lease obligations	-	19,821
Total liabilities	1,019,971	868,761
Commitments and Contingencies (Notes 7 and 8)
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,231,772	5,189,772
Accumulated deficit	(5,759,922)	(4,978,538)
Total stockholders' equity (deficit)	(512,285)	227,099
Total Liabilities, Preferred Stock and Stockholders' Equity (Deficit)	$4,007,686	$4,595,860

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations
	For the Year Ended December 31,
	2011	2010
Revenues	$3,089,364	$2,105,330
Cost of revenues	(1,004,969)	(609,910)
Gross margin	2,084,395	1,495,420
Expenses:
Research and development	994,580	906,966
Sales and marketing	474,145	175,779
General and administrative	941,470	833,119
Non-cash consulting expense-related party	42,000	42,000
Depreciation and amortization	341,534	359,855
Litigation settlement	40,000	-
Total expenses	2,833,729	2,317,719
Net operating loss	(749,334)	(822,299)
Other income (expense):
Other income	541	10,691
Other income - related party	-	18,700
Interest income	1,604	1,656
Interest expense	(4,164)	(5,365)
Interest expense - related party	-	(22,196)
Total other income (expense)	(2,019)	3,486
Income tax expense	(30,031)	-
Net loss	$(781,384)	$(818,813)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	11,866,630
Basic and diluted loss per common share
attributable to common stockholders	$(0.05)	$(0.07)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	535,321	$535	$163,102	$(4,159,725)	$(3,996,088)
Deemed contribution for services provided by stockholder	-	-	42,000	-	42,000
Shares issued for the acquisition of Officeware	12,264,256	12,264	3,987,736	-	4,000,000
Issuance of shares for cash	3,066,064	3,066	996,934	-	1,000,000
Net loss	-	-	-	(818,813)	(818,813)
Balance, December 31, 2010	15,865,641	$15,865	$5,189,772	$(4,978,538)	$227,099
Deemed contribution for services provided by stockholder	-	-	42,000	-	42,000
Net Loss	-	-	-	(781,384)	(781,384)
Balance, December 31, 2011	15,865,641	$15,865	$5,231,772	$(5,759,922)	$(512,285)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flow
	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(781,384)	$(818,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	478,788	359,855
Non-cash consulting fees - related party	42,000	42,000
Changes in operating assets and liabilities, net of
effects of merger:
Accounts receivable	(72,600)	296,833
Prepaid expenses and other assets	64,052	(53,842)
Accounts payable	(38,269)	48,859
Accrued liabilities	147,983	(79,333)
Deferred revenue	87,378	239,648
Net cash provided by (used in) operating activities	(72,052)	35,207
Cash flows from investing activities
Cash acquired with merger	-	1,243,806
Purchase of fixed assets	(262,008)	(172,256)
Net cash provided by (used in) investing activities	(262,008)	1,071,550
Cash flows from financing activities
Payments on capital leases	(45,882)	(42,868)
Proceeds from the issuance of common stock	-	1,000,000
Payment of promissory note	-	(750,000)
Net cash provided by (used in) financing activities	(45,882)	207,132
Net increase in cash	(379,942)	1,313,889
Cash at the beginning of the period	1,592,684	278,795
Cash at the end of the period	$1,212,742	$1,592,684
Supplemental disclosures:
Interest paid	$4,164	$22,445
Income tax paid	$10,395	$-
Noncash Financing Activities:
Value of shares issued for the merger	$-	$4,000,000

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

Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India.   The cost of the India operations was approximately $382,570 and $311,974 for the years ended December 31, 2011 and 2010, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

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

Fixed Assets:  Fixed assets are stated at cost and depreciated using the straight-line method over the estimated lives of the assets.  The following table summarizes the estimated useful lives of fixed assets of the Company at December 31, 2011:

Estimated Useful Lives
Leasehold improvements	72 months
Leased equipment	84 months
Furniture and fixtures	5 - 84 months
Office and computer equipment	2 - 60 months
Software	36 months
Transportation equipment	60 months

The following table summarizes the fixed assets of the Company at December 31, 2011 and 2010:

	2011	2010

Leasehold improvements	46,254	6,422
Leased equipment	52,722	177,128
Furniture and fixtures	100,481	52,121
Office equipment	1,634,369	1,352,727
Software	56,970	51,103
Transportation equipment	64,196	64,197
	1,954,992	1,703,698
Accumulated depreciation	(1,432,187)	(1,209,265)
	522,805	494,433

Costs associated with software developed or obtained for internal use that are incurred in the development phase are capitalized and are amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses.

Repair and maintenance expenditures are charged to operations as incurred.  Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset.  When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations.  Depreciation expense related to fixed assets totaled $224,861 and $168,239 for the years ended December 31, 2011 and 2010, respectively.

Long-lived Assets:  The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.  These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.  There was no impairment during 2011 or 2010.

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

Research and Development:  We have incurred $994,580 and $906,966 in 2011 and 2010 respectively for the development of our technologies and services.  Research and development costs related to present and future products and services are charged to operations in the period incurred. In accordance with authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The Company has not capitalized any software development costs as of December 31, 2011 and 2010.

Accounts Receivable, Net: Accounts receivable, net are recorded at the invoice amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. At December 31, 2011 and December 31, 2010, accounts receivable are net of the allowance of $45,887 and $56,385, respectively. In establishing the allowance, management considers historical losses experienced, as well as, trends, current receivables aging, and existing industry and national economic data. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense was $834 and $47,777 for the years ended December 31, 2011 and 2010, respectively.

Goodwill and Intangible Assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent purchased intangible assets including customer relationships, developed technology, trade name and others. We currently amortize our intangible assets with definitive lives over periods ranging from six to ten years using the straight line method.  Goodwill, which arose from the acquisition of Officeware, is not amortized, but will be reviewed annually as of December 31 for impairment based on the fair value of Officeware, or more frequently if certain indicators arise.

Intangible assets will be evaluated for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We will evaluate the recoverability of intangible assets by comparison of the carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.  The gross carrying amount and accumulated amortization, in total and by major intangible asset class, subject to amortization at December 31, 2011, as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Trade name	$126,808	$(22,191)	$126,808	$(19,021)
Developed technology	729,423	(212,749)	729,423	(109,413)
Customer relationships	842,413	(210,603)	842,413	(63,182)
Domain names	11,753	-	2,978	-
Total	$1,710,397	$(445,543)	$1,701,622	$(191,616)

The aggregate amortization expense for the years ended December 31, 2011 and 2010 was $253,929 and $191,616, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization
Ending Dec 31,	Expense
2012	254,596
2013	254,596
2014	254,596
2015	254,596
2016	163,418

Intangible assets not subject to amortization include certain domain names owned by the Company at December 31, 2011 and 2010 in the amount of $11,753 and $2,978, respectively.

Advertising Costs: Advertising costs are expensed as incurred in the financial statements. Advertising costs are included in sales and marketing expenses and were $127,868 and $54,606 for the years ended December 31, 2011, and 2010, respectively.

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

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company does not have any uncertain tax positions as of December 31, 2011 or 2010. No interest or penalties have been accrued or recorded.  Years ended December 31, 2007 through 2009 are subject to examination by the Internal Revenue Service.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at December 31, 2011 and 2010 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Recent Accounting Pronouncements:

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides entities an option of assessing qualitative factors when testing goodwill for impairment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If an entity determines that the fair value of a reporting unit is more likely than not less than its carrying value, then performing the two step impairment test is required after performing a qualitative assessment. Otherwise, the two step impairment test is not necessary. ASU 2011-08 is effective for the Company as of January 1, 2012, with early adoption permitted. The Company is currently evaluating the impact of this standard on its annual goodwill impairment test, but does not expect it to impact to the Company’s Consolidated Financial Statements.

Reclassifications:  Certain prior year amounts have been reclassified in order to conform with current year presentation.

NOTE 2 –SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

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

A holder of a share of Series A or Series B Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company.  Each holder of shares of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted.  As of March 30, 2012, Radical Holdings LP beneficially owned 58.1% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.

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

NOTE 3 – MERGER WITH OFFICEWARE CORPORATION

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

The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the Officeware merger had occurred as of the beginning of 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of 2010 or that may result in the future. The pro forma adjustments made are based on certain assumptions that the Company believes are reasonable based on currently available information.

The unaudited pro forma financial information for the year ended December 31, 2010 combine the historical results of Immediatek and Officeware as follows:

2010
Revenues	$2,950,575
Net operating loss	(808,558)
Net loss	(869,965)
Basic and diluted net loss per share	$(0.05)

NOTE 4 – ISSUANCE OF COMMON STOCK

On April 1, 2010, in conjunction with the merger with Officeware described in Note 3, the Company issued and sold 3,066,064 shares of common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share, as determined by negotiations among the parties and an independent third party valuation.  Due to the closely held nature and extremely limited trading of the Company’s stock, management does not believe the quoted value of its common stock was indicative of the value of the restricted common shares issued in this transaction.  Of this amount, 290,661 shares were issued to directors and executive officers of the Company for $94,799 and 2,775,403 shares were issued for $905,201 to Radical Holdings, LP, a related party.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Interest expense incurred was $0 and $22,196 for the years ended December 31, 2011 and 2010, respectively.

Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings and Radical Investments, in the amount of $3,283 and $3,283 during the years ended December 31, 2011 and 2010, respectively.  There are no receivables related to this amount at December 31, 2011 as it was paid in full.

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

For the year ended December 31, 2010, we earned $18,700, under these agreements.  No amounts were earned in 2011.

Office Space.  On December 31, 2009, DiscLive, Inc., a wholly-owned subsidiary of the Company, entered into a letter agreement amending the sublease with HDNet LLC, an affiliate of Radical Holdings LP. Pursuant to the letter agreement, DiscLive, Inc. assigned the sublease to IMKI Ventures, Inc., another wholly-owned subsidiary of the Company and IMKI Ventures, Inc. subleased from HDNet LLC approximately 600 square feet of office space. The rent was $900 per month, utilities included.  During October 2010, the sublease was terminated.  Lease expense under this related party sublease for the year ending December 31, 2010 was $9,000.

NOTE 6 – INCOME TAXES

While the Company had generated substantial tax loss carry forwards in prior years, the ability to use these loss carry forwards has been substantially limited as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock.   The Company has approximately $5,768,000 in net operating losses that begin to expire in 2022.  The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carry forwards in future periods.

The following table presents the components of the deferred tax asset and liabilities at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Federal net operating loss – acquired	$907,800	$907,800
Federal net operating loss – successor	1,053,433	913,929
State tax credit	153,029	153,029
Amortization	(364,787)	(463,517)
Depreciation	(48,509)	(19,516)
Accrual to cash	252,186	204,355
Capital loss	3,762	3,762
R&D credit	32,834	11,407
Valuation allowance	(1,989,748)	(1,711,249)
Deferred tax asset, net	$-	$-

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes.  The sources and tax effects of the differences are as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Income tax benefit at statutory rate	$(262,282)	$(278,397)
State, net of federal benefit	18,681	-
Permanent differences	(6,593)	15,458
Change in valuation allowance	278,500	310,091
Prior year differences	-	-
Other	1,725	(47,152)
	$30,031	$-

NOTE 7 – LEGAL PROCEEDINGS

The Company is involved from time to time in claims, proceedings and litigation, including the following:

On August 30, 2010, Oasis Research LLC filed a complaint against us, and many of our competitors, for patent infringement in the United States District Court for the Eastern District of Texas. This matter was resolved for an immaterial amount on December 28, 2011.

On June 30, 2011, the Company filed a complaint against Dropbox, Inc. for its unauthorized use of our trademarks and designs in the United States District Court for the Northern District of Texas.  The Company has used its marks DROPBOX, FILE DROPBOX and DROPBOX LINKS since early 2004.  We allege in the complaint that Dropbox, Inc. has infringed upon these marks and designs and we intend to vigorously pursue our available remedies and specifically we seek as relief a preliminarily and permanent injunction against Dropbox, Inc. prohibiting it from infringing upon our marks or designs; the delivery to the Company of the domain name www.dropbox.com; an order issued instructing the United States Patent and Trademark Office to deny registration of the application made by Dropbox, Inc., and damages.

From time to time we may become subject to additional proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases:  We have non-cancelable operating leases for the use of real estate.  Rental expense was $80,033 and $50,070 for the years ended December 31, 2011 and 2010, respectively.  The following table summarizes the Company's obligations and commitments in effect as of December 31, 2011:

	Total	2012	2013	2014	2015	2016

Real estate leases	$466,971	$88,947	$92,241	$97,183	$102,124	$86,476

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

10.2
Letter agreement, dated December 31, 2009, amending Sublease, dated February 21, 2007, by and between DiscLive, Inc., IMKI Ventures, Inc. and HDNet LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010 and incorporated herein by reference).

10.3
Amended and Restated Demand Promissory Note, dated March 24, 2010, issued to Immediatek, Inc. to the order of Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2010 and incorporated herein by reference).

F-17

Exhibit Number	Description of Exhibit
10.4
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

10.5*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.6*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.7*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.8
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.9
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2011 and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on March 28, 2008 and incorporated herein by reference.)

21.1**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*             Management contract or compensatory plan or arrangement.

**           Indicates document filed herewith.

***         Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.