Form 10-Q
period 2012-03-31
IMMEDIATEK INC
filed 2012-05-15
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☑

As of May 11, 2012, the issuer had 15,865,641 shares of common stock outstanding.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or SEC, on March 30, 2012.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheet
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,207,787	$1,212,742
Accounts receivable, net of allowance for doubtful accounts of $69,100 and $45,887 as of March 31, 2012 and December 31, 2011, respectively	112,875	185,496
Prepaid expense and other current assets	61,423	46,609
Total current assets	1,382,085	1,444,847
Fixed assets, net	575,914	522,805
Intangibles assets, net	1,201,205	1,264,854
Goodwill	766,532	766,532
Other assets	8,648	8,648
Total Assets	$3,934,384	$4,007,686

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$207,510	$58,856
Accrued liabilities	180,707	187,329
Deferred revenue	790,150	759,330
Current portion of long-term lease obligations	9,665	14,456
Total current liabilities	1,188,032	1,019,971
Total liabilities	1,188,032	1,019,971
Preferred stock:
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholder’s equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 shares
issued and outstanding	15,865	15,865
Additional paid in capital	5,282,272	5,231,772
Accumulated deficit	(6,051,785)	(5,759,922)
Total stockholder’s deficit	(753,648)	(512,285)
Total Liabilities, Preferred Stock and Stockholders’ Deficit	$3,934,384	$4,007,686

 See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Quarter Ended March 31,
	2012	2011

Revenues	$772,341	$730,616
Cost of revenues	(275,329)	(226,484)
Gross margin	497,012	504,132
Expenses:
Research and development	255,246	198,095
Sales and marketing	144,020	79,942
General and administrative	251,442	212,247
Non-cash consulting expense-related party	50,500	10,500
Depreciation and amortization	83,602	79,972
Total expenses	784,810	580,756
Net operating loss	(287,798)	(76,624)
Other income (expense):
Interest income	731	457
Interest expense	(296)	(1,156)
Total other income (expense)	435	(699)
Income tax expense	4,500	2,571
Net loss	$(291,863)	$(79,894)
Weighted average number of common
shares outstanding - basic and fully diluted	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Quarter Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(291,863)	$(79,894)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Depreciation and amortization	114,489	117,499
Non-cash consulting fees - related party	50,500	10,500
Adjustments to reconcile net loss to net cash used
in operating activities:
Accounts receivable	72,621	(8,402)
Prepaid expenses and other assets	(14,814)	(13,374)
Accounts payable	148,654	(4,275)
Accrued liabilities	(6,622)	22,220
Deferred revenue	30,820	86,174
Net cash provided by operating activities	103,785	130,448

Cash flows from investing activities
Purchase of fixed assets	(103,949)	(5,846)
Net cash used in investing activities	(103,949)	(5,846)

Cash flows from financing activities
Payments on capital leases	(4,791)	(14,608)
Net cash used in financing activities	(4,791)	(14,608)

Net increase in cash	(4,955)	109,994
Cash at the beginning of the period	1,212,742	1,592,684
Cash at the end of the period	$1,207,787	$1,702,678

Supplemental disclosures:
Interest paid	$296	$1,156

See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India.  The cost of the India operations was approximately $91,601 and $107,611 for the three months ended March 31, 2012 and 2011, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

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

The Company’s condensed consolidated balance sheet at March 31, 2012 and condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited.  Certain accounts have been reclassified to conform to the current period’s presentation.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 30, 2012 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at March 31, 2012 and March 31, 2011 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

NOTE 2 – RELATED PARTY TRANSACTIONS

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

In March 2012, Mark Cuban made a donation of $40,000 from his personal funds to offset costs incurred for the annual Saint Patrick’s Day parade held in Dallas, Texas, and asked that the parade recognize FilesAnywhere as a sponsor.  This donation was deemed to be an equity contribution on behalf of Officeware Corporation paid by Immediatek Inc.’s indirect majority shareholder, Mark Cuban.

Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings LP and Radical Investments LP, in the amount of $821 during the quarter ended March 31, 2011.  The service to this entity affiliated with Radical Holdings LP and Radical Investments LP was discontinued at the end of September 30, 2011.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(291,863)	$(79,894)
Net cash provided by operating activities	$103,785	$130,448

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three months ended March 31, 2012, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any funds generated would be reinvested into the Company through our increased investment in marketing, services and sales operations, and research and development.

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

Challenges and Risks

Operating in this area provides unique opportunities; however, challenges and risks accompany those opportunities. Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 12).

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

Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

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

Recent Accounting Standards and Pronouncements

In September 2011 the Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to assess qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Operations Review

The Three Months Ended March 31, 2012 Compared to
the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change

Revenues	$772,341	$730,616	$41,725	6%
Cost of revenues	(275,329)	(226,484)	(48,845)	22%
Gross margin	497,012	504,132	(7,120)	(1)%
Expenses:
Research and development	255,246	198,095	57,151	29%
Sales and marketing	144,020	79,942	64,078	80%
General and administrative	251,442	212,247	39,195	18%
Non-cash consulting expense-related party	50,500	10,500	40,000	381%
Depreciation and amortization	83,602	79,972	3,630	5%
Total expenses	784,810	580,756	204,054	35%
Net operating loss	(287,798)	(76,624)	(211,174)	276%
Other income (expense):
Interest income	731	457	274	60%
Interest expense	(296)	(1,156)	860	(74)%
Income tax expense	4,500	2,571	1,929	75%
Net loss	$(291,863)	$(79,894)	$(211,969)	265%
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-%
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.01)	$(0.01)	(50)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue was $772,341 for the three months ended March 31, 2012, which is an increase of $41,725, or 6%, from $730,616 for the corresponding period in 2011.  The increase is primarily from an increase in consumer and enterprise customer services.

Net operating loss was $287,798 for the three months ended March 31, 2012, which is an increase of $211,174, or 276% from $76,624 for the corresponding period in 2011.  The increase is due to the continued investment in operations growth.

Net loss was $291,863 for the three months ended March 31, 2012 compared to $79,894 for the same period of 2011.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General” and in “Note 3 – Merger with Officeware Corporation” and “Note 4 – Issuance of Common Stock” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

As of March 31, 2012, we had $1,207,787 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2012.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Operating Activities.  Cash provided by operations was $103,785 in the three months ended March 31, 2012, as compared to $130,448 for the three months ended March 31, 2011. The decrease was primarily from the increase in accounts payable.

Investing Activities.  Cash used for investing activities was $103,949 and $5,846 for the three months ended March 31, 2012 or March 31, 2011, respectively.  The increase was primarily for the purchase of computer equipment.

Financing Activities.  Cash used for financing activities was $4,791 and $14,608 for the three months ended March 31, 2012 and March 31, 2011.   The decrease was primarily from the 2011 payoff of capital leases.

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

The Company is involved from time to time in claims, proceedings and litigation.  Please refer to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or SEC, on March 30, 2012.

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

Date: May 15, 2012	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ TIMOTHY RICE
	Name:	Timothy Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: May 15, 2012

	By:	/s/ DEBORAH A. BASTIAN
	Name:	Deborah A. Bastian
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
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