Form 10-Q
period 2012-06-30
IMMEDIATEK INC
filed 2012-08-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________to  _______________

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

As of August 8, 2012, the issuer had 15,865,641 shares of common stock outstanding.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheet
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,000,465	$1,212,742
Accounts receivable, net of allowance for doubtful accounts of $69,100 and $45,887 as of June 30, 2012 and December 31, 2011, respectively	204,192	185,496
Prepaid expense and other current assets	72,057	46,609
Total current assets	1,276,714	1,444,847

Fixed assets, net	583,671	522,805
Intangibles assets, net	1,137,556	1,264,854
Goodwill	766,532	766,532
Other assets	8,648	8,648
Total Assets	$3,773,121	$4,007,686

Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$76,734	$58,856
Accrued liabilities	177,207	187,329
Deferred revenue	856,991	759,330
Current portion of long-term lease obligations	5,700	14,456
Total current liabilities	1.116.632	1,019,971
Total liabilities	1,116,632	1,019,971
Preferred stock:
Series A convertible preferred stock ; $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock ; $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholder’s deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 shares
issued and outstanding	15,865	15,865
Additional paid in capital	5,292,772	5,231,772
Accumulated deficit	(6,152,148)	(5,759,922)
Total stockholder’s deficit	(843,511)	(512,285)
Total Liabilities, Preferred Stock and Stockholders’ Deficit	$3,773,121	$4,007,686

 See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$823,427	$773,354	$1,594,844	$1,503,971
Cost of revenues	(285,818)	(250,556)	(561,148)	(477,040)
Gross margin	537,609	522,798	1,033,696	1,026,931
Expenses:
Research and development	219,032	246,211	474,278	444,306
Sales and marketing	129,295	94,193	273,314	174,135
General and administrative	195,786	229,941	451,728	444,759
Non-cash consulting expense- related party	10,500	10,500	61,000	21,000
Depreciation and amortization	82,674	84,279	166,276	164,251
Total expenses	$637,287	$665,124	$1,426,596	$1,248,451
Net operating loss	(99,678)	(142,326)	(392,900)	(221,520)
Other income (expense):
Interest income	486	103	1,217	560
Interest expense	(187)	(968)	(483)	(2,125)
Total other income (expense)	299	(865)	734	(1,565)
Net loss	$(99,379)	$(143,191)	$(392,166)	$(223,085)
Weighted average number of common shares outstanding – basic
and fully diluted	15,865,641	15,865,641	15,865,641	15,865,641
Basic and diluted loss per common share attributable to common

stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(392,166)	$(223,085)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	225,119	237,821
Non-cash consulting fees - related party	61,000	21,000
Changes in assets & liabilities:

Accounts receivable	(18,696)	61,600
Prepaid expenses and other assets	(25,448)	38,802
Accounts payable	17,878	(24,670)
Accrued liabilities	(10,182)	50,880
Deferred revenue	97,661	155,197
Net cash (used in)/provided by operating activities	(44,834)	317,545

Cash flows from investing activities
Purchase of fixed assets	(158,687)	(152,018)
Net cash used in investing activities	(158,687)	(152,018)

Cash flows from financing activities
Payments on capital leases	(8,756)	(29,684)
Net cash used in financing activities	(8,756)	(29,684)

Net change in cash	(212,277)	135,843
Cash at the beginning of the period	1,212,742	1,592,684
Cash at the end of the period	$1,000,465	$1,728,527

Supplemental disclosures:
Interest paid	$483	$2,125

See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India.  The cost of the India operations was approximately $85,488 and $177,090 for the three and six months ended June 30, 2012 and was approximately $86,611 and $194,222 for the three and six months ended June 30, 2011 is included in research and development expenses in Immediatek’s consolidated financial statements.

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

The Company’s condensed consolidated balance sheet at June 30, 2012 and condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited.  Certain accounts have been reclassified to conform to the current period’s presentation.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 30, 2012 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at June 30, 2012 and June 30, 2011 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

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

Recent Developments

Effective May 18, 2012, Deborah A. Bastian has been terminated from the position of Vice President and Chief Financial Officer of the Company and its subsidiaries.  The board of directors of Immediatek appointed Timothy McCrory as Vice President and Chief Financial Officer of Immediatek on May 22, 2012.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(99,379)	$(143,191)
Net cash (used in)/provided by operating activities	$(147,848)	$187,097

	For the Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$(392,166)	$(223,085)
Net cash (used in)/provided by operating activities	$(44,834)	$317,545

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three and six months ended June 30, 2012, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any funds generated would be reinvested into the Company through our increased investment in marketing, services and sales operations, and research and development.

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

Operations Review

The Three Months Ended June 30, 2012 Compared to
the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	Fav/(Unfav) Variance	% Variance

Revenues	$823,427	$773,354	$50,073	6.47%
Cost of revenues	(285,818)	(250,556)	(35,262)	(14.07%)
Gross margin	537,609	522,798	14,811	2.83%
Expenses:
Research and development	219,032	246,211	27,179	11.04%
Sales and marketing	129,295	94,193	(35,102)	(37.27%)
General and administrative	195,786	229,941	34,155	14.85%
Non-cash consulting expense-related party	10,500	10,500	0	-
Depreciation and amortization	82,674	84,279	1,605	1.90%
Total expenses	637,287	665,124	27,837	4.19%
Net operating loss	(99,678)	(142,326)	42,648	29.97%
Other income (expense):
Interest income	486	103	383	371.84%
Interest expense	(187)	(968)	781	80.68%
Interest expense - related party		-
Net loss	$(99,379)	$(143,191)	$43,812	30.60%
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.01)	$(0.01)	$-	-

The Six Months Ended June 30, 2012 Compared to
the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,		2012 vs. 2011
	2012	2011	Fav/(Unfav) Variance	% Variance

Revenues	$1,594,844	$1,503,971	$90,873	6.04%
Cost of revenues	(561,148)	(477,040)	(84,108)	(17.63%)
Gross margin	1,033,696	1,026,931	6,765	0.66%
Expenses:
Research and development	474,278	444,306	(29,972)	(6.75%)
Sales and marketing	273,314	174,135	(99,179)	(56.96%)
General and administrative	451,728	444,759	(6,969)	(1.57%)
Non-cash consulting expense-related party	61,000	21,000	(40,000)	-
Depreciation and amortization	166,276	164,251	(2,025)	(1.23%)
Total expenses	1,426,596	1,248,451	(178,145)	(14.27%)
Net operating loss	(392,900)	(221,520)	(171,380)	(77.37%)
Other income (expense):
Interest income	1,217	560	657	117.32%
Interest expense	(483)	(2,125)	1,642	77.27%
Interest expense - related party		-
Net loss	$(392,166)	$(223,085)	$(169,081)	(75.79%)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.01)	$(0.01)	(100%)

Revenues and Cost of Revenues.  Revenues have increased for the three and six month periods ended June 30, 2012 compared to the three and six month period ended June 30, 2011 as we continue to attract users and rollout enhancements to our product offering.  We are actively working on additions and improvements to our FilesAnywhere product that should result in increased users and, consequently, increased sales.  No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.  Demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues also increased as we are still developing the base infrastructure and service support for our customers in order to efficiently scale our business.  There has been a long term downward trend in the cost of storage equipment and broadband service, which we expect will continue in the future.  We are actively working to establish a business model which is able to more efficiently translate growth in revenues directly into growth in margins.

Research and Development.  Research and development expenses increased for the three and six month period ended June 30, 2012, as compared to the  three and six month period ended June 30, 2011 due to $29,000 of recruiting fees paid in 2011 for the hiring of two key positions on our R&D team.    We anticipate that we will continue to expend material amounts on new products and enhancements to our existing products.

Sales and Marketing.  Sales and Marketing expenses increased compared to the same three and six month periods last year as we have added increased staffing to that function.  While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that such additions result in increases to our revenues.  No assurances can be given that we will be successful in growing this function.

General and Administrative Expense.  General and administrative expense increased for the six month period ended June 30, 2012, as compared to the  six month periods ended June 30, 2011.  The difference was a result of a change in the executive management staff of the company. As for the three month period ending June 30, 2012 compared to the three month period ending June 30, 2011 there was a decrease due to the timing of audit, legal fees and certain professional fees.

Non-Cash Consulting Expense – Related Party. Non-cash consulting expense – related party increased $40,000 in the six months ended June 30, 2012 verses 2011 due to a contribution for the annual St. Patrick's Day parade held in Dallas, TX, where Filesanywhere was recognized as a sponsor of the parade.

Depreciation and Amortization.  Depreciation and Amortization expense did not have a material change on either a three month or six month comparison basis.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described in “Note 3 – Merger with Officeware Corporation” and “Note 4 – Issuance of Common Stock” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

As of June 30, 2012, we had $1,000,465 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2012.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Operating Activities.  Cash used in operations was $44,834 for the six months ended June 30, 2012, as compared to cash provided by operations in the amount of $317,545 for the six months ended June 30, 2011. The significant change in cash used in operations from the prior period was primarily attributed to a larger net loss and an  increase in accounts receivable.  Other factors attributing to the cash used in operations were the significant increase in deferred revenue that occurred in 2011 that did not occur in 2012.  There was also an increase in prepaid assets due to the purchase of annual maintenance agreements.

Investing Activities.  Cash used in investing activities was $158,687 for the six months ended June 30, 2012, as compared to cash used for investing activities of $152,018 for the six months ended June 30, 2011.   The decrease was primarily a result of the investment of cash in computer and other hardware.  As we move forward with the addition of new products and system enhancements to become more competitive in the market place  we will continue to experience a sustained level of capital expenditures.

Financing Activities.  Cash used in financing activities was $8,756 for the six months ended June 30, 2012, as compared to cash used for financing activities of $29,684 for the six months ended June 30, 2011.   The decrease was primarily the result of the payoff of two capital leases during 2011.  The remaining capital lease will be paid in full by September 2012.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.   Although, we are currently reviewing all our internal controls and making improvements that will become effective in the third quarter of 2012.

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

IMMEDIATEK, INC., a Nevada corporation

Date: August 14, 2012	By:	/s/ Timothy Rice
	Name:	Timothy Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

                    INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
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