Form 10-Q/A
period 2012-06-30
IMMEDIATEK INC
filed 2012-09-13
CIK 1084182

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T.

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

2

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

*           Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012.

**           Indicates document furnished herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2012	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ TIMOTHY RICE
	Name:	Timothy Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal
Executive Officer)

Date: September 13, 2012

	By:	/s/ TIMOTHY MCCRORY
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
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

*           Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012.

**           Indicates document furnished herewith. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.