Form 10-Q
period 2012-09-30
IMMEDIATEK INC
filed 2012-11-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the issuer had 15,865,641 shares of common stock outstanding.

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

FORWARD−LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference into this Quarterly Report on Form 10-Q include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “anticipate,” “will,” “should” or other similar expressions.  Similarly, statements in this Quarterly Report on Form 10-Q that describe our objectives, plans or goals also are forward-looking statements.  These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judiciously, our efforts to implement new financial software, our liquidity and sources of funding and our capital expenditures.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report.  We assume no obligation to update any forward-looking statements.  Certain factors that could cause actual results to differ include, among others:

•	our inability to continue as a going concern;

•	our history of losses, which may continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	difficulties in developing and marketing new products;

•	our inability to prevent or minimize interruptions in our service and interruptions to customer data access, and any related impact on our reputation;

•	our inability to retain existing recurring customers and attract new recurring customers;

•	our inability to execute our growth and acquisition strategy;

•	our dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service; and

•	general economic conditions, including among others, continuing high unemployment.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2012	2011

Current assets:
Cash	$857,957	$1,212,742
Accounts receivable, net	242,294	185,496
Prepaid expenses and other current assets	96,558	46,609
Total current assets	1,196,809	1,444,847

Fixed assets, net	652,474	522,805
Intangible assets, net	1,073,907	1,264,854
Goodwill	766,532	766,532
Other assets	24,929	8,648

Total assets	$3,714,651	$4,007,686

Current liabilities:
Accounts payable	$180,528	$58,856
Accrued liabilities	189,747	187,329
Deferred revenue	855,387	759,330
Current portion of capital lease obligations	-	14,456
Total liabilities	1,225,662	1,019,971

Commitments and contingencies
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
and 535,321 shares issued and outstanding	15,865	15,865
Additional paid in capital	5,303,272	5,231,772
Accumulated deficit	(6,330,148)	(5,759,922)
Total stockholders' deficit	(1,011,011)	(512,285)

Total liabilities, preferred stock and stockholders' deficit	$3,714,651	$4,007,686

See accompanying notes to unaudited consolidated financial statements

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$830,358	$790,051	$2,425,202	$2,294,022
Cost of revenues	(316,116)	(268,010)	(877,264)	(745,050)
Gross margin	514,242	522,041	1,547,938	1,548,972
Expenses:
Research and development	242,847	293,563	717,126	737,869
Sales and marketing	151,972	108,676	425,287	282,810
General and administrative	205,044	209,148	656,771	653,907
Non-cash consulting expense-related party	10,500	10,500	71,500	31,500
Depreciation and amortization	82,210	92,338	248,484	256,591
Total expenses	692,573	714,225	2,119,168	1,962,677
Net operating loss	(178,331)	(192,184)	(571,230)	(413,705)
Other income (expense):
Other income	-	24	-	24
Interest income	407	629	1,624	1,190
Interest expense	(76)	(1,637)	(560)	(3,762)
Total other income (expense)	331	(984)	1,064	(2,548)
Net loss	$(178,000)	$(193,168)	$(570,166)	$(416,253)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See accompanying notes to unaudited consolidated financial statements

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net loss	$(570,166)	$(416,253)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	336,339	364,515
Non-cash consulting fees - related party	71,500	31,500
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable	(56,798)	(51,700)
Prepaid expenses and other assets	(66,230)	44,915
Accounts payable	121,612	(62,011)
Accrued liabilities	2,418	49,544
Deferred revenue	96,057	149,464
Net cash provided by (used in) operating activities	(65,268)	109,974

Cash flows from investing activities
Purchase of fixed assets	(275,061)	(207,042)
Net cash used in investing activities	(275,061)	(207,042)

Cash flows from financing activities
Payments on capital leases	(14,456)	(41,280)
Net cash used in financing activities	(14,456)	(41,280)

Net change in cash	(354,785)	(138,348)
Cash at the beginning of the period	1,212,742	1,592,684
Cash at the end of the period	$857,957	$1,454,336

Supplemental disclosures:
Interest paid	$560	$3,762

See accompanying notes to unaudited consolidated financial statements

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

Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India.   The cost of the India operations was approximately $44,366 and $221,456 for the three and nine months ended September 30, 2012 and  approximately $94,704 and $288,925 for the three and nine months ended September 30, 2011.  These costs are included in research and development expenses in Immediatek’s consolidated statement of operations.

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

The Company’s condensed consolidated balance sheet at September 30, 2012 and condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited.  Certain accounts have been reclassified to conform to the current period’s presentation.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 30, 2012 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at September 30, 2012 and September 30, 2011 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

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

In March 2012, Mark Cuban made a donation of $40,000 to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware Corporation paid by Immediatek Inc.’s indirect majority shareholder, Mark Cuban.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$ (178,000)	$(193,168)
Net cash used in operating activities	$(20,435)	$(207,571)

	For the Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Net loss	$ (570,166)	$(416,253)
Net cash provided by (used in) operating activities	$(65,268)	$109,974

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three and nine months ended September 30, 2012, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, and research and development.

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

Operations Review

The Three Months Ended September 30, 2012 Compared to
the Three Months Ended September 30, 2011

	For the Three Months Ended September 30,		2012 vs. 2011
	2012	2011	Fav/(Unfav) Variance	% Variance

Revenues	$830,358	$790,051	$40,307	5.10%
Cost of revenues	(316,116)	(268,010)	(48,106)	(17.95%)
Gross margin	514,242	522,041	(7,799)	(1.49%)
Expenses:
Research and development	242,847	293,563	50,716	17.28%
Sales and marketing	151,972	108,676	(43,296)	(39.84%)
General and administrative	205,044	209,148	4,104	1.96%
Non-cash consulting expense-related party	10,500	10,500	-	-
Depreciation and amortization	82,210	92,338	10,128	10.97%
Total expenses	692,573	714,225	21,652	3.03%
Net operating loss	(178,331)	(192,184)	13,853	7.21%
Other income (expense):
Other income	-	24	(24)	(100.00%)
Interest income	407	629	(222)	(35.29%)
Interest expense	(76)	(1,637)	1,561	95.36%
Net loss	$(178,000)	$(193,168)	$15,168	7.85%
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.01)	$(0.01)	-	-

The Nine Months Ended September 30, 2012 Compared to
the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	Fav/(Unfav) Variance	% Variance

Revenues	$2,425,202	$2,294,022	$131,180	5.72%
Cost of revenues	(877,264)	(745,050)	(132,214)	(17.75%)
Gross margin	1,547,938	1,548,972	(1,034)	(0.07%)
Expenses:
Research and development	717,126	737,869	20,743	2.81%
Sales and marketing	425,287	282,810	(142,477)	(50.38%)
General and administrative	656,771	653,907	(2,864)	(0.44%)
Non-cash consulting expense-related party	71,500	31,500	(40,000)	(126.98%)
Depreciation and amortization	248,484	256,591	8,107	3.16%
Total expenses	2,119,168	1,962,677	(156,491)	(7.97%)
Net operating loss	(571,230)	(413,705)	(157,525)	(38.08%)
Other income (expense):
Other income	-	24	(24)	(100.00%)
Interest income	1,624	1,190	434	36.47%
Interest expense	(560)	(3,762)	3,202	85.11%
Net loss	$(570,166)	$(416,253)	$(153,913)	(36.98%)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.04)	$(0.03)	$(0.01)	(100.00%)

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have increased for the three and nine month periods ended September 30, 2012 compared to the three and nine month period ended September 30, 2011 as we continue to attract users and rollout enhancements to our product offering.  We are actively working on additions and improvements to our FilesAnywhere product that we expect to result in increased users and, consequently, increased sales.  No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.  Demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues also increased as we are still developing the base infrastructure and service support for our customers in order to efficiently scale our business.  We are actively working to establish a business model which is able to more efficiently translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased for the three and nine month period ended September 30, 2012, as compared to the three and nine month period ended September 30, 2011 due to the payment of recruiting fees paid in 2011.  These recruiting fees were for the hiring of two key positions on our R&D team. We also had a reduction in the labor costs associated with R&D due to the loss of two employees late in 2011, and therefore are seeing the associated payroll expense savings in 2012.

Sales and Marketing.  Sales and Marketing expenses increased compared to the same three and nine month periods last year as we have added increased staffing to that function.  While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that these additions result in increases to our revenues.  No assurances can be given that these additions will create an increase in revenue.

General and Administrative Expense.  General and administrative expense did not have a material change on either a quarter or a nine month comparative basis.

Non-Cash Consulting Expense – Related Party. Non-cash consulting expense – related party increased in the nine months ended September 30, 2012 verses 2011 due to a donation of $40,000 from Mark Cuban to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware Corporation paid by Immediatek Inc.’s indirect majority shareholder, Mark Cuban.

Depreciation and Amortization.  Depreciation and Amortization expense did not have a material change on either a three month or nine month comparison basis.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described in “Note 3 – Merger with Officeware Corporation” and “Note 4 – Issuance of Common Stock” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

We funded our operations during the three and nine months ended September 30, 2012, primarily from the income generated by Officeware and the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010  As of September 30, 2012, we had $857,957 in cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2012.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our goal is to grow the products and services offered through Officeware, which we expect will generate sufficient revenue to support our operations.  No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities.  In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

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

Operating Activities.  Cash used in operations was $65,268 for the nine months ended September 30, 2012, as compared to cash provided by operations in the amount of $109,974 for the nine months ended September 30, 2011. The significant change in cash used in operations from the prior period was primarily attributed to a larger net loss and an increase in accounts receivable.  Other factors attributing to the cash used in operations were the significant increase in deferred revenue that occurred in 2011 that did not occur in 2012.  There was also an increase in prepaid assets due to the purchase of annual maintenance agreements.

Investing Activities.  Cash used in investing activities was $275,061 for the nine months ended September 30, 2012, as compared to cash used for investing activities of $207,042 for the nine months ended September 30, 2011.   The increase was primarily a result of the investment of cash in computer and other hardware.  As we move forward with the addition of new products and system enhancements to become more competitive in the market place we will continue to experience a sustained level of capital expenditures.

Financing Activities.  Cash used in financing activities was $14,456 for the nine months ended September 30, 2012, as compared to cash used for financing activities of $41,280 for the nine months ended September 30, 2011.   The decrease was primarily the result of the payoff of two capital leases during 2011.  The remaining capital lease was paid in full in September 2012.

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

Changes in internal controls. While our new Chief Financial Officer performed an evaluation of our internal controls in conjunction with his orientation at the Company and made some non-material modifications, there were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Although, we are currently reviewing all our internal controls and making improvements that will become effective in the fourth quarter of 2012, though such improvements may ultimately be non-material modifications.

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

**           Indicates document filed herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	IMMEDIATEK, INC., a Nevada corporation

	By:	/s/ TIMOTHY M. RICE
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date:  November 14, 2012

By:	/s/ TIMOTHY MCCRORY
Name:	Timothy McCrory
Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
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

**           Indicates document filed herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.