Form 10-K
period 2012-12-31
IMMEDIATEK INC
filed 2013-04-12
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________

Commission file number:	000-26073

IMMEDIATEK, INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0881193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3301 Airport Freeway, Suite 200, Bedford, Texas	76021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(888) 661-6565

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,118,505.  For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates.  This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.

As of December 31, 2012 and March 31, 2013, the issuer had 15,865,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” commencing on page 8.

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

Developments

Developments During 2012

Effective May 18, 2012, Deborah A. Bastian was terminated from the position of Vice President and Chief Financial Officer of Immediatek, Inc., or Immediatek and its subsidiaries.  The board of directors of Immediatek appointed Timothy McCrory as Vice President and Chief Financial Officer of Immediatek on May 22, 2012.

In March 2012, Mark Cuban, who indirectly owns Radical Investments LP and Radical Holdings LP, made a donation of $40,000 to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware Corporation paid by Immediatek Inc.’s indirect majority shareholder, Mark Cuban.

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

Governmental Regulation – E-Commerce and the Internet.  The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving.  Laws and regulations have been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions.  The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws.  The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business.  In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain.  Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.  We do not expect that the costs and effects of compliance with environmental laws will have a material impact upon our business.

Intellectual Property. While the Company owns intellectual property and we expect to continue to protect our intellectual property as permitted under the law, we also rely upon the expertise, innovation and know-how of our employees to develop our technologies and services.  We have spent approximately $952,429 and $994,580 in 2012 and 2011, respectively, for the research and development of our technologies and services.  The following table presents the components of development costs for the years ending December 31, 2012 and 2011.

Research and Development Expenses
for the years ended December 31,

	2012	2011
Salaries and benefits	$587,104	$592,019
Consulting	335,392	336,376
Software and supplies	27,921	66,185
Total	$950,417	$994,580

Employees

As of December 31, 2012, we had 26 full-time employees.  We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.

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

We have a history of net losses.  We have incurred losses every year since 2002.  As of December 31, 2012, our accumulated deficit was $6,367,643.  To become profitable, we must be able to generate sufficient revenues from our operating activity and continue to aggressively manage operating expenses.  During fiscal 2013, we expect to incur an increase in our expenditures in connection with our expected continued expansion. Additionally, we will continue to invest in our research and development, sales and marketing operations. As a result of these increased expenditures, we will be required to increase our revenue in a corresponding manner in order to achieve profitability. If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future.  The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are both highly uncertain.  As a result, our business could be harmed, and our stock price could decline.  No assurances can be given that we will ever achieve profitability.

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

In addition, our sales process is highly dependent on strong referrals from our customers. We believe that communication among our customers is both rapid and frequent. Any failure to maintain high-quality customer support and services, or a market perception that we do not maintain high-quality customer support and services, could harm our reputation, adversely affect our ability to sell our products and services to existing and prospective customers, and could harm our business, operating results and financial condition.

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights. We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, particularly outside of the United States. Further, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our corporate headquarters is located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021.  We lease approximately 9,900 square feet at this location.  This lease expires on October 31, 2016.  We believe this new office location will be suitable for our needs for the foreseeable future.  We also lease approximately 270 square feet of space in Dallas, Texas as part of a co-location agreement related to servers we operate.  Our one employee in India is able to use office space provided by our third-party contractor in India.

Item 3.	Legal Proceedings.

The Company is involved from time to time in claims, proceedings and litigation, including the following:

On June 30, 2011, the Company filed a complaint against Dropbox, Inc. for its unauthorized use of our trademarks and designs in the United States District Court for the Northern District of Texas.  The Company has used its marks DROPBOX, FILE DROPBOX and DROPBOX LINKS since early 2004.  We allege in the complaint that Dropbox, Inc. has infringed upon these marks and designs and we intend to vigorously pursue our available remedies.

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

	2012		2011		Dividends Paid
	High	Low	High	Low	2012	2011
First Quarter	$2.00	$1.15	$2.25	$1.03	$-	$-
Second Quarter	$1.75	$1.17	$5.00	$1.50	$-	$-
Third Quarter	$1.55	$1.55	$6.00	$1.50	$-	$-
Fourth Quarter	$2.25	$0.7655	$2.75	$1.15	$-	$-

As of December 31, 2012 and March 31, 2013, there were 15,865,641 shares of Immediatek common stock outstanding with approximately 217 stockholders of record.  As of December 31, 2012 and March 31, 2013, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock, and 69,726 shares of Series B Convertible Preferred Stock outstanding.  The outstanding shares of Series A and Series B Convertible Preferred Stock are convertible into 14,794,999 shares of Immediatek common stock as of December 31, 2012 and March 31, 2013.

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

Equity Compensation Plan Information

The Company has no equity compensation plans or arrangements and had no such plans or arrangements at December 31, 2012.

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

History of Operating Losses

The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2012	2011
Net loss	$(645,763)	$(781,384)
Net cash used in operating activities	$(138,595)	$(72,052)

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the year ended December 31, 2012 primarily from the income generated by Officeware and cash remaining from the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1.0 million on April 1, 2010.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any funds generated would be reinvested into the Company through our increased investment in marketing, services and sales operations, capital expenditures and research and development.

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

Additionally, see “Risk Factors” commencing on page 8 concerning other risks and uncertainties facing us.

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

Operations Review

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,		2012 vs. 2011
	2012	2011	Fav/(Unfav) Variance	% Variance
Revenues	$3,246,272	$3,089,364	$156,908	5.08%
Cost of revenues	(1,206,200)	(1,004,969)	(201,231)	(20.02%)
Gross margin	2,040,072	2,084,395	(44,323)	(2.13%)
Expenses:
Research and development	950,417	994,580	44,163	4.44%
Sales and marketing	545,912	474,145	(71,767)	(15.14%)
General and administrative	762,855	941,470	178,615	18.97%
Non-cash consulting expense-related party	82,000	42,000	(40,000)	(95.24%)
Depreciation and amortization	330,203	341,534	11,331	3.32%
Litigation settlement	-	40,000	40,000	100.00%
Total expenses	2,671,387	2,833,729	162,342	5.73%
Net operating loss	(631,315)	(749,334)	118,019	15.75%
Other income (expense):
Other income	-	541	(541)	(100.00%)
Interest income	1,945	1,604	341	21.26%
Interest expense	(560)	(4,164)	3,604	86.55%
Total other income	1,385	(2,019)	3,404	168.60%
Income tax expense	(15.833)	(30,031)	14,198	47.28%
Net loss	$(645,763)	$(781,384)	$135,621	17.36%
Weighted average number of common shares outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share attributable to common stockholders	(0.04)	(0.05)	-	-

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 as we continue to attract users and rollout enhancements to our product offering.  We are actively working on additions and improvements to our FilesAnywhere product that we expect to result in increased users and, consequently, increased sales.  No assurances, however, can be given that we will be able to attract a significant number of additional users or sales.  Demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues also increased as we are still developing the base infrastructure and service support for our customers in order to efficiently scale our business.  We are actively working to establish a business model which is able to more efficiently translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011 due to the payment of recruiting fees paid in 2011.  These recruiting fees were for the hiring of two key positions on our R&D team. We also had a reduction in the labor costs associated with R&D due to the loss of two employees late in 2011, and therefore saw the associated payroll expense savings in 2012.

Sales and Marketing.  Sales and Marketing expenses increased compared to the same twelve month period last year as we have added increased staffing to that function.  While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that these additions result in increases to our revenues.  No assurances can be given that these additions will create an increase in revenue.

General and Administrative Expense.  General and administrative expense decreased for the twelve month period ended December 31, 2012, as compared to the twelve month period ended December 31, 2011.  The difference was a result of a change in the executive management staff of the company and due to the timing of audit, legal fees and certain professional fees.

Non-Cash Consulting Expense – Related Party. Non-cash consulting expense – related party increased in the twelve months ended December 31, 2012 verses 2011 due to a donation of $40,000 from Mark Cuban to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware Corporation paid by Immediatek Inc.’s indirect majority shareholder, Mark Cuban.

Depreciation and Amortization.  Depreciation and Amortization expense did not have a material change on a twelve month comparison basis.

Liquidity and Capital Resources and Financial Position

General

As of December 31, 2012, we had $712,548 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2013.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The goal is to increase the products and services offered through Officeware, which we expect will generate revenue to support our operations.  No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities.  In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

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

Operating Activities.  Cash used in operations was $138,595 for the year ended December 31, 2012, as compared to cash used in operations of $72,052 for the year ended December 31, 2011.  The increase was primarily a result of differences in timing of receipts and payments related to current assets and liabilities.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2012 was $347,233, as compared to cash used in investing activities of $262,008 for the year ended December 31, 2011.  The increase in cash flows used in investing activities was primarily related to the acquisition of computer hardware and software due to the upgrading of our data center and expansion of our storage capacity.

Financing Activities.  For the year ended December 31, 2012 $14,456 was used in financing activities as compared to cash used in financing activities of $45,882 for the year ended December 31, 2011.  These payments were related to capital leases obtained for equipment financing in 2008 and 2009.  The remaining lease was paid in full as of September 2012.

Liquidity

We believe that the funds remaining from the issuance of common stock in 2010, and funds generated by the operation of Officeware will provide us with the necessary funds to operate our business.  While we have also undertaken various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and president (our principal executive officer) and our chief financial officer (our principal financial officer) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) for us.  Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.  While our new chief financial officer performed an evaluation of our internal controls in conjunction with his orientation at the Company and made some non-material modifications, there were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because the Company is neither an accelerated filer nor a larger accelerated filer, this report does not include an attestation report of the Company’s registered public accounting firm regarding our internal controls.

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

10.2*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.3*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.4*
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

10.6
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2011 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (filed on March 28, 2008) and incorporated herein by reference.)

21.1**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101**	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

*           Management contract or compensatory plan or arrangement.

**         Indicates document filed herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸ a Nevada corporation
Date: April 12, 2013	By:	/s/ TIMOTHY M. RICE
	Name:	Timothy M. Rice
	Title:	President and Chief Executive Officer
(On behalf of the Registrant and as Principal
Executive Officer)

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ TIMOTHY M. RICE	Director, President and Chief	April 12, 2013
Timothy M. Rice	Executive Officer (principal executive officer)
/s/ TIMOTHY MCCRORY	Vice President and Chief	April 12, 2013
Timothy McCrory	Financial Officer (principal financial officer)
/s/ ROBERT S. HART	Director and Secretary	April 12, 2013
Robert S. Hart
/s/ MARTIN WOODALL	Director	April 12, 2013
Martin Woodall

S-1

IMMEDIATEK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Immediatek, Inc.

We have audited the accompanying consolidated balance sheets of Immediatek, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Hein & Associates LLP

Hein & Associates LLP
Dallas, TX
April 12, 2013

Immediatek, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash	$712,458	$1,212,742
Accounts receivable, net	187,056	185,496
Prepaid expenses and other current assets	76,745	46,609
Total current assets	976,259	1,444,847
Fixed assets, net	674,241	522,805
Intangible assets, net	1,010,258	1,264,854
Goodwill	766,532	766,532
Other assets	20,648	8,648
Total Assets	$3,447,938	$4,007,686
Liabilities, Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$167,432	$58,856
Accrued liabilities	111,503	187,329
Deferred revenue	745,051	759,330
Current portion of capital lease obligations	-	14,456
Total current liabilities	1,023,986	1,019,971
Total liabilities	1,023,986	1,019,971
Commitments and Contingencies (Notes 5 and 6)
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641shares issued and outstanding	15,865	15,865
Additional paid in capital	5,313,772	5,231,772
Accumulated deficit	(6,405,685)	(5,759,922)

Total stockholders' deficit	(1,076,048)	(512,285)
Total Liabilities, Preferred Stock and Stockholders' Deficit	$3,447,938	$4,007,686

 See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues	$3,246,272	$3,089,364
Cost of revenues	(1,206,200)	(1,004,969)
Gross margin	2,040,072	2,084,395
Expenses:
Research and development	950,417	994,580
Sales and marketing	545,912	474,145
General and administrative	762,855	941,470
Non-cash consulting expense-related party	82,000	42,000
Depreciation and amortization	330,203	341,534
Litigation settlement	-	40,000
Total expenses	2,671,387	2,833,729
Net operating loss	(631,315)	(749,334)
Other income (expense):
Other Income	-	541
Interest income	1,945	1,604
Interest expense	(560)	(4,164)
Total other income (expense)	1,385	(2,019)
Income Tax Expense	15,833	30,031
Net loss	$(645,763)	$(781,384)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.04)	$(0.05)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	15,865,641	$15,865	$5,189,772	$(4,978,538)	$227,099
Deemed contribution for services provided by stockholder	-	-	42,000	-	42,000
Net loss	-	-	-	(781,384)	(781,384)
Balance, December 31, 2011	15,865,641	$15,865	$5,231,772	$(5,759,922)	$(512,285)
Deemed contribution for services provided by stockholder	-	-	82,000	-	82,000
Net loss	-	-	-	(645,763)	(645,763)
Balance, December 31, 2012	15,865,641	$15,865	$5,313,772	$(6,405,685)	$(1,076,048)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(645,763)	$(781,384)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	450,393	478,788
Non-cash consulting fees - related party	82,000	42,000
Adjustments to reconcile net loss to net cash used
in operating activities:
Accounts receivable	(1,560)	(72,600)
Prepaid expenses and other assets	(42,136)	64,052
Accounts payable	108,576	(38,269)
Accrued liabilities	(75,826)	147,983
Deferred revenue	(14,279)	87,378
Net cash used in operating activities	(138,595)	(72,052)

Cash flows from investing activities
Purchase of fixed assets	(347,233)	(262,008)
Net cash used in investing activities	(347,233)	(262,008)

Cash flows from financing activities
Payments on capital leases	(14,456)	(45,882)
Net cash used in financing activities	(14,456)	(45,882)

Net decrease in cash	(500,284)	(379,942)
Cash at the beginning of the year	1,212,742	1,592,684
Cash at the end of the year	$712,458	$1,212,742

Supplemental disclosures:
Interest paid	$560	$4,164
Income taxes paid	$15,833	$10,395

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

On December 16, 2009, Immediatek, in order to acquire via merger Officeware Corporation (“Officeware”), entered into a Stock Exchange Agreement.  Due to the merger, it was determined that Immediatek ceased to be in the development stage as of April 1, 2010.

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

Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing research and development in India.  The cost of the India operations was approximately $400,421 and $382,570 for the years ended December 31, 2012 and 2011, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

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

Fixed Assets:  Fixed assets are stated at cost and depreciated using the straight-line method over the estimated lives of the assets.  The following table summarizes the estimated useful lives of fixed assets of the Company at December 31, 2012:

Estimated Useful Lives
Leasehold improvements	72 months
Leased equipment	84 months
Furniture and fixtures	5 - 84 months
Office and computer equipment	2 - 60 months
Software	36 months
Transportation equipment	60 months

The following table summarizes the fixed assets of the Company at December 31, 2012 and 2011:

	2012	2011
Leasehold improvements	$46,254	$46,254
Leased equipment	-	52,722
Furniture and fixtures	105,044	100,481
Office equipment	2,016,120	1,634,369
Software	69,881	56,970
Transportation equipment	64,196	64,196
Total	2,301,495	1,954,992
Accumulated depreciation	(1,627,254)	(1,432,187)
Net fixed assets	$674,241	$522,805

Costs associated with software developed or obtained for internal use that are incurred in the development phase are capitalized and are amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses.

Repair and maintenance expenditures are charged to operations as incurred.  Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset.  When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations.  Depreciation expense related to fixed assets totaled $195,797 and $224,861 for the years ended December 31, 2012 and 2011, respectively.

Long-lived Assets:  The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.  These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.  There was no impairment during 2012 or 2011.

Revenue Recognition and Deferred Revenue: Revenues are derived primarily from the service of data compilation, storage and related consulting. Revenues billed in advance are deferred and recognized as the service is provided. Revenues are presented net of sales taxes collected from customers.

Research and Development:  We have incurred $950,417 and $994,580 in 2012 and 2011 respectively for the development of our technologies and services.  Research and development costs related to present and future products and services are charged to operations in the period incurred. In accordance with authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established. The Company has not capitalized any software development costs as of December 31, 2012 and 2011.

Accounts Receivable, Net: Accounts receivable, net are recorded at the invoice amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. At December 31, 2012 and December 31, 2011, accounts receivable are net of the allowance of $32,500 and $45,887, respectively. In establishing the allowance, management considers historical losses experienced, as well as, trends, current receivables aging, and existing industry and national economic data. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debt expense (recovery) was ($36,504) and $834 for the years ended December 31, 2012 and 2011, respectively.

Goodwill and Intangible Assets: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent purchased intangible assets including customer relationships, developed technology, trade name and others. We currently amortize our intangible assets with definitive lives over periods ranging from six to ten years using the straight line method.  Goodwill, which arose from the acquisition of Officeware, is not amortized, but is reviewed annually as of December 31 for impairment based on the fair value of Officeware, or more frequently if certain indicators arise.

Intangible assets will be evaluated for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We will evaluate the recoverability of intangible assets by comparison of the carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.  The gross carrying amount and accumulated amortization, in total and by major intangible asset class, subject to amortization at December 31, 2012, as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade Name	$126,808	$(34,872)	$126,808	$(22,191)
Developed technology	729,423	(334,319)	729,423	(212,749)
Customer Relationships	842,413	(330,948)	842,413	(210,603)
Domain Name	11,753	-	11,753
Total	$1,710,397	$(700,139)	$1,710,397	$(445,543)

The aggregate amortization expense for the years ended December 31, 2012 and 2011 was $254,596 and $253,929, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amortization
Ending Dec 31,	Expense
2013	254,596
2014	254,596
2015	254,596
2016	163,418
2017	42,767

Intangible assets not subject to amortization include certain domain names owned by the Company at December 31, 2012 and 2011 in the amount of $11,753 at each date.

Advertising Costs: Advertising costs are expensed as incurred in the financial statements. Advertising costs are included in sales and marketing expenses and were $29,016 and $127,868 for the years ended December 31, 2012, and 2011, respectively.

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

The Company does not have any uncertain tax positions as of December 31, 2012 or 2011. No interest or penalties have been accrued or recorded.  Years ended December 31, 2007 through 2009 are subject to examination by the Internal Revenue Service.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at December 31, 2012 and 2011 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

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

A holder of a share of Series A or Series B Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company.  Each holder of shares of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted.  As of March 30, 2013, Radical Holdings LP beneficially owned 58.1% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Services Agreement.  On December 31, 2009, the Company entered into a Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP. Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology. These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company. This agreement was amended on March 17, 2011, to be effective as of December 31, 2010.

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

Officeware Service. The Company provided services to Magnolia Pictures, LLC an entity affiliated with Radical Holdings and Radical Investments, in the amount of $3,283 during the year ended December 31, 2011.  There were no services provided to this entity in 2012.  There are no receivables related to this amount at December 31, 2011 as it was paid in full.

In March 2012, Mark Cuban, who indirectly owns Radical Investments LP and Radical Holdings LP, made a donation of $40,000 to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, FilesAnywhere was recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware Corporation paid by Immediatek Inc.’s indirect majority shareholder, Mark Cuban.

NOTE 4 – INCOME TAXES

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

The following table presents the components of the deferred tax asset and liabilities at December 31, 2012 and 2011:

	2012	2011
Deferred Tax Asset:
Federal net operating loss - acquired	$907,800	$907,800
Federal net operating loss - successor	1,165,404	1,053,433
State tax credit	153,029	153,029
Amortization	(278,548)	(364,787)
Depreciation	(56,954)	(48,508)
Accrual to Cash	247,577	252,186
Capital Loss	3,762	3,762
R&D Credit	54,214	32,834
Valuation allowance	(2,196,284)	(1,989,749)
Deferred tax asset, net	$-	$-

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes.  The sources and tax effects of the differences are as follows for the years ended December 31, 2012 and 2011:

	2012	2011

Income tax benefit at statutory rate	$(219,560)	$(262,282)
State, net of federal benefit	10,450	18,681
Permanent differences	18,407	(6,593)
Change in valuation allowance	206,536	278,500
Other	-	1,726
	$15,833	$30,031

NOTE 5 – LEGAL PROCEEDINGS

The Company is involved from time to time in claims, proceedings and litigation, including the following:

On June 30, 2011, the Company filed a complaint against Dropbox, Inc. for its unauthorized use of our trademarks and designs in the United States District Court for the Northern District of Texas.  The Company has used its marks DROPBOX, FILE DROPBOX and DROPBOX LINKS since early 2004.  We allege in the complaint that Dropbox, Inc. has infringed upon these marks and designs and we intend to vigorously pursue our available remedies.

From time to time we may become subject to additional proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases:  We have non-cancelable operating leases for the use of office space.  Rental expense was $92,990 and $80,033 for the years ended December 31, 2012 and 2011, respectively.  The following table summarizes the Company's obligations and commitments in effect as of December 31, 2012:

	Total	2013	2014	2015	2016
Office space lease	$378,024	$92,241	$97,183	$102,124	$86,476

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

10.2*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Timothy Rice (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.3*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Chetan Jaitly (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

10.4*
Executive Agreement, dated April 1, 2010, between Officeware Corporation and Rajesh Jaitly (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 8, 2010 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.5
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.6
Commercial Lease, by and between Officeware Corporation and Chow Family LLC dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2011 and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (filed on March 28, 2008) and incorporated herein by reference.)

21.1**	Subsidiaries of the Registrant.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
32.2**	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101**	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

*           Management contract or compensatory plan or arrangement.

**        Indicates document filed herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.