Form 10-Q
period 2013-03-31
IMMEDIATEK INC
filed 2013-05-15
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

(888) 661-6565
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of May 8, 2013, the issuer had 15,865,641 shares of common stock outstanding.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on April 12, 2013.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Consolidated Balance Sheet
	March 31,	December 31,
	2013	2012
Current assets:

Cash	$498,165	$712,458
Accounts receivable, net	264,502	187,056
Prepaid expenses and other current assets	65,660	76,745
Total current assets	828,327	976,259
Fixed assets, net	741,428	674,241
Intangible assets, net	946,609	1,010,258
Goodwill	766,532	766,532
Other assets	22,196	20,648
Total assets	$3,305,092	$3,447,938

Current liabilities:

Accounts payable	$227,048	$167,432
Accrued liabilities	135,095	111,503
Deferred revenue	812,403	745,051
Total current liabilities	1,174,546	1,023,986
Total liabilities	1,174,546	1,023,986
Commitments and contingencies
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholder’s deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641 shares
issued and outstanding	15,865	15,865
Additional paid in capital	5,324,272	5,313,772
Accumulated deficit	(6,709,591)	(6,405,685)
Total stockholders’ deficit	(1,369,454)	(1,076,048)

Total liabilities, preferred stock and stockholders’ deficit	$3,305,092	$3,447,938

 See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Consolidated Statements of Operations

	For the Quarter Ended March 31,
	2013	2012

Revenues	$816,962	$772,341
Cost of revenues	(367,710)	(275,329)
Gross margin	449,252	497,012
Expenses:
Research and development	216,460	255,246
Sales and marketing	232,920	144,020
General and administrative	212,071	251,442
Non-cash consulting expense-related party	10,500	50,500
Depreciation and amortization	81,488	83,602
Total expenses	753,439	784,810
Net operating loss	(304,187)	(287,798)
Other income (expense):
Interest income	281	731
Interest expense	-	(296)
Total other income	281	435
Income tax expense	-	4,500
Net loss	$(303,906)	$(291,863)
Weighted average number of common
shares outstanding - basic and fully diluted	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(.02)	$(.02)

See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Consolidated Statements of Cash Flow

	For the Quarter Ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(303,906)	$(291,863)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	117,146	114,489
Non-cash consulting fees - related party	10,500	50,500
Changes in operating assets and liabilities:
Accounts receivable	(77,446)	72,621
Prepaid expenses and other assets	9,537	(14,814)
Accounts payable	59,616	148,654
Accrued liabilities	23,592	(6,622)
Deferred revenue	67,352	30,820
Net cash provided by (used in) operating activities	(93,609)	103,785

Cash flows from investing activities
Purchase of fixed assets	(120,684)	(103,949)
Net cash used in investing activities	(120,684)	(103,949)

Cash flows from financing activities
Payments on capital leases	-	(4,791)
Net cash used in financing activities	-	(4,791)

Net decrease in cash	(214,293)	(4,955)
Cash at the beginning of the period	712,458	1,212,742
Cash at the end of the period	$498,165	$1,207,787

Supplemental disclosures:
Interest paid	$-	$296

See accompanying notes to unaudited consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Officeware Corporation (“Officeware”) provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers three primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

Officeware’s operations are primarily based in Bedford, Texas and, additionally, Officeware has one employee and several consultants performing research and development in India.  The cost of the India operations was approximately $140,075 and $91,601 for the three months ended March 31, 2013 and 2012, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

Basis of Presentation:  The accompanying unaudited consolidated financial statements of  Immediatek, Inc. (“Immediatek”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and formatted disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted pursuant to SEC rules and regulations.  These consolidated financial statements include the accounts of Immediatek’s wholly-owned subsidiaries, Officeware, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.  The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”).  The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

The Company’s consolidated balance sheet at March 31, 2013 and consolidated statements of operations for the three months ended March 31, 2013 and 2012 and consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on April 12, 2013 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock outstanding at March 31, 2013 and March 31, 2012 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

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

Deemed Contribution. In March 2012, Mark Cuban, who indirectly owns Radical Investments LP and Radical Holdings LP, made a donation of $40,000 to the organization that facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware paid by Immediatek’s indirect majority shareholder, Mark Cuban.

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

Our Business

General

Immediatek is a Nevada corporation.  Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888) 661-6565.  On April 1, 2010, Immediatek acquired Officeware by merger.  As a result of such merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock.  Radical Holdings LP owns the Company’s Series A and Series B preferred stock.  In addition, in connection with the merger Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.

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

Officeware’s operations are primarily based in Bedford, Texas and, additionally, Officeware has one employee and several consultants performing research and development in India.

As a result of services provided to larger business users, our business can depend on one or a few major customers, which could potentially expose the Company to concentration of credit risk.  Our revenue and receivables are comprised principally of amounts due from customers throughout the United States.

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Net loss	$(303,906)	$(291,863)
Net cash provided by (used in) operating activities	$(93,609)	$103,785

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three months ended March 31, 2013, primarily from the income generated by Officeware and the remaining cash from the sale of 3,066,064 shares of Company common stock for an aggregate purchase price of $1 million on April 1, 2010.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

Our Objectives and Areas of Focus

Officeware – Increase Users.  We are focused on increasing the number of users of the various online back-up, file storage and other web-based services for individuals, businesses and governmental organizations offered through Officeware.  We may pursue aggressive advertising campaigns or other promotions primarily aimed at new users along with utilizing third party value added resellers.

Acquisitions.  In addition to the Officeware acquisition that was consummated on April 1, 2010, we may identify and pursue additional potential acquisition candidates to support our strategy of growing and diversifying our business through selective acquisitions. No assurances can be given, however, that we will be successful in identifying any potential targets and, when identified, consummating their acquisition.

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

Growing Users. In order to be successful with the products and services offered through Officeware, we will be required to attract new customers and deepen the current customer relationships that we currently have.  Our largest clients require customized solutions, which in turn requires us to anticipate their needs.

Competition. There are companies in this industry that have far more financial resources and a larger market share than us. In order to compete with these companies, we will be required to be innovative and create more attractive functions and features while maintaining a competitive price structure.

Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on April 12, 2013.

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

Operations Review

The Three Months Ended March 31, 2013 Compared to
the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	Fav/(Unfav) Variance	% Variance

Revenues	$816,962	$772,341	$44,621	5.78%
Cost of revenues	(367,710)	(275,329)	(92,381)	(33.55%)
Gross margin	449,252	497,012	(47,760)	(9.61%)
Expenses:
Research and development	216,460	255,246	38,786	15.20%
Sales and marketing	232,920	144,020	(88,900)	(61.73%)
General and administrative	212,071	251,442	39,371	15.66%
Non-cash consulting expense-related party	10,500	50,500	40,000	79.21%
Depreciation and amortization	81,488	83,602	2,114	2.53%
Total expenses	753,439	784,810	31,371	4.00%
Net operating loss	(304,187)	(287,798)	(16,389)	(5.69%)
Other income (expense):
Interest income	281	731	(450)	(61.56%)
Interest expense	-	(296)	296	100.00%
Total other income	281	435	(154)	(35.40%)
Income tax expense	-	4,500	4,500	100.00%
Net loss	$(303,906)	$(291,863)	$(12,043)	(4.13%)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.02)	-	-

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have increased for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012.  This increase is due to several service upgrades from our large corporate clients over the last few months.  On the consumer side we have seen a decrease that is attributed to pricing pressures from our competitors.  In an effort to resolve this issue, we are actively working on significant enhancements to our FilesAnywhere product that we expect to result in increased users and, consequently, increased market share.  We have also made several hardware enhancements to improve our storage capabilities and thus allow us to become more price competitive on the consumer products.  No assurances, however, can be given that we will be able to attract a significant number of additional users or market share, as demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues also increased, as we are still developing the base infrastructure departments and service support for our customers in order to efficiently scale our business.  This increase of approximately 34% over the three month period ending March 31, 2012 was primarily attributed to the increased investment in staffing in both the support and infrastructure departments, expenses associated with the data center migration along with some non-recurring expenses associated with staffing.  We are actively working to establish a business model which is able to more efficiently translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased for the three month period ended March 31, 2013, as compared to the three month period ended March 31, 2012.  This was primarily due to a reduction of staffing in Bedford, Texas.  This reduction was partially offset with an increase in programming consultants in India. This move allows us to consolidate a significant portion of programming resources under the same direct supervision, thus becoming more efficient.

Sales and Marketing.  Sales and Marketing expenses increased compared to the same three month period last year, as we have increased the staffing resources in both the sales and marketing departments in efforts to generate additional sales.  We have also taken additional steps with online marketing efforts in an attempt to recapture the lost consumer sales. While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that these additions result in increases to our revenues.  No assurances can be given that these additions will create an increase in revenue.

General and Administrative Expense.  General and administrative expense decreased for the three month period ended March 31, 2013, as compared to the three month period ended March 31, 2012.  The difference was primarily the result of a reduction in professional fees such as legal and accounting.

Non-Cash Consulting Expense – Related Party. Non-cash consulting expense – related party decreased in the three months ended March 31, 2013 versus 2012 due to a donation in 2012 of $40,000 from Mark Cuban to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware paid by Immediatek’s indirect majority shareholder, Mark Cuban.

Depreciation and Amortization.  Depreciation and Amortization expense did not have a material change on a three month comparison basis.

Net Operating Loss and Net Loss

Net operating loss was $304,187 for the three months ended March 31, 2013, which is an increase of $16,389, or 5.69%, from $287,798 for the corresponding period in 2012.  This increase in net loss is attributed to the increased investment in sales and marketing along with the continued investment in our infrastructure departments and product development.  We hope with these increased investments that we will regain lost market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also expect that the new product enhancements will drive increased corporate sales.

Net loss was $303,906 for the three months ended March 31, 2013 compared to $291,863 for the same period of 2012.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General.”

We funded our operations during the three months ended March 31, 2013, primarily from the cash generated from Officeware’s operations.  As of March 31, 2013, we had $498,165 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2013.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our goal is to increase the products and services offered through Officeware, which we expect will generate sufficient revenue to support our operations.  No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities.  In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

The demand for our Officeware products and services is currently decreasing due to competitive pricing strategies by our competitors.  We expect to reverse this trend after we implement our new storage platform in the second quarter.  This will allow us to become more price competitive with our base consumer product.  We will also roll out significant enhancements to our product that should increase the marketability of our overall product line.

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

Operating Activities.  Cash used in operations was $93,609 in the three months ended March 31, 2013, as compared to cash provided by operations in the amount of $103,785 for the three months ended March 31, 2012. The increase in cash used in operations was primarily attributed to a larger net loss in 2013 and an increase in accounts receivable over 2012.   The increase was caused by the slow pay of a couple of large customers. These accounts have subsequently been collected.

Investing Activities.  Cash used for investing activities was $120,684 and $103,949 for the three months ended March 31, 2013 or March 31, 2012, respectively.  The cash outlay was for capital expenditures made to upgrade our data center infrastructure in order to provide a more cost effective method of data storage.  This equipment upgrade was deemed necessary to maintain a competitive pricing strategy in today’s marketplace.

Financing Activities.  Cash used for financing activities was $0 and $4,791 for the three months ended March 31, 2013 and March 31, 2012, respectively.  The decrease was from the fact that we had paid all capital leases off in 2012 and obtained no other financing activities in 2013.

Our material commitments for capital expenditures as of March 31, 2013 are $81,382.  We intend to use funds generated by the operation of Officeware to meet these commitments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is involved from time to time in claims, proceedings and litigation.  Please refer to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on April 12, 2013.

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Indicates document filed herewith.
**
Indicates document furnished herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: May 15, 2013

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

            INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101**	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Indicates document filed herewith.
**
Indicates document furnished herewith.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”