Form 10-Q
period 2013-06-30
IMMEDIATEK INC
filed 2013-08-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 14, 2013, the issuer had 15,865,641 shares of common stock outstanding.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012

Assets

Current assets:
Cash	$822,654	$712,458
Accounts receivable, net	250,805	187,056
Prepaid expenses and other current assets	85,162	76,745
Total current assets	1,158,621	976,259

Fixed assets, net	763,895	674,241
Intangible assets, net	882,960	1,010,258
Goodwill	766,532	766,532
Other assets	20,871	20,648

Total Assets	$3,592,879	$3,447,938

Liabilities, Preferred Stock and Stockholders' Deficit

Current liabilities:
Accounts payable	$258,445	$167,432
Accrued liabilities	130,487	111,503
Deferred revenue	904,517	745,051
Total current liabilities	1,293,449	1,023,986
Total liabilities	1,293,449	1,023,986

Commitments and Contingencies:
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,334,772	5,313,772
Accumulated deficit	(6,551,207)	(6,405,685)
Total stockholders' deficit	(1,200,570)	(1,076,048)

Total Liabilities, Preferred Stock and Stockholders' Deficit	$3,592,879	$3,447,938

 See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$783,651	$823,427	$1,600,613	$1,594,844
Cost of revenues	(376,809)	(285,818)	(744,519)	(561,148)
Gross margin	406,842	537,609	856,094	1,033,696
Expenses:
Research and development	223,562	219,032	440,022	474,278
Sales and marketing	300,161	129,295	533,080	273,314
General and administrative	265,965	195,786	477,988	451,728
Non-cash consulting expense-related party	10,500	10,500	21,000	61,000
Depreciation and amortization	81,715	82,674	163,252	166,276
Total expenses	881,903	637,287	1,635,342	1,426,596
Net operating loss	(475,061)	(99,678)	(779,248)	(392,900)
Other income (expense):
Litigation settlement income	633,334	-	633,334	-
Interest income	170	486	452	1,217
Interest expense	-	(187)	-	(483)
Total other income (expense)	633,504	299	633,786	734

Net income (loss)	$158,443	$(99,379)	$(145,462)	$(392,166)
Weighted average number of common
shares outstanding:
Basic	15,865,641	15,865,641	15,865,641	15,865,641
Fully diluted	30,660,640	-	-	-

Income (loss) per common share
attributable to common stockholders:
Basic	$0.01	$(0.01)	$(0.01)	$(0.02)
Fully diluted	$0.01	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(145,462)	$(392,166)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	238,329	225,119
Non-cash consulting fees - related party	21,000	61,000
Changes in operating assets and liabilities:
Accounts receivable	(63,749)	(18,696)
Prepaid expenses and other assets	(8,640)	(25,448)
Accounts payable	91,013	17,878
Accrued liabilities	18,924	(10,182)
Deferred revenue	159,466	97,661
Net cash provided by (used in) operating activities	310,881	(44,834)

Cash flows from investing activities
Purchase of fixed assets	(200,685)	(158,687)
Net cash used in investing activities	(200,685)	(158,687)

Cash flows from financing activities
Payments on capital leases	-	(8,756)
Net cash used in by financing activities	-	(8,756)

Net increase (decrease) in cash	110,196	(212,277)
Cash at the beginning of the period	712,458	1,212,742
Cash at the end of the period	$822,654	$1,000,465

Supplemental disclosures:
Interest paid	$-	$483

See accompanying notes to unaudited consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Officeware’s operations are primarily based in Bedford, Texas and, additionally, Officeware has one employee and several consultants performing research and development in India.  The cost of the India operations was approximately $143,977 and $284,052 for the three and six months ended June 30, 2013, respectively, and was approximately $85,488 and $177,090 for the three and six months ended June 30, 2012, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

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

The Company’s consolidated balance sheet at June 30, 2013 and consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on April 12, 2013 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Income (Loss) per Share:   Series A and Series B Convertible Preferred Stock is convertible into 14,794,999 shares of common stock outstanding.  For the three months ended June 30, 2013, the weighted average number of shares of common stock outstanding was 30,660,640 for calculating diluted income per share.  For the three months ended June 30, 2012 and six months ended June 30, 2013 and June 30, 2012, Series A and Series B Convertible Preferred Stock convertible were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

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

History of Operating Losses

The following tables present our net income (loss) and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2013	2012

Net income (loss)	$158,443	$(99,379)
Net cash provided by (used in) operating activities	$404,440	$(147,848)

	For the Six Months Ended June 30,
	2013	2012

Net loss	$(145,462)	$(392,166)
Net cash provided by (used in) operating activities	$310,881	$(44,834)

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three and six months ended June 30, 2013, from the income generated by Officeware and the proceeds from the settlement of a lawsuit, certain terms of which are confidential pursuant to the terms of the settlement agreement.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

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

Challenges and Risks

Operating in the e-commerce area provides unique opportunities; however, challenges and risks accompany those opportunities.  Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page [13]).

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

 Operations Review

The Three Months Ended June 30, 2013 Compared to
the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	Fav/(Unfav) Variance	% Variance

Revenues	$783,651	$823,427	$(39,776)	(4.83%)
Cost of revenues	(376,809)	(285,818)	(90,991)	31.84%
Gross margin	406,842	537,609	(130,767)
Expenses:
Research and development	223,562	219,032	(4,530)	(2.07%)
Sales and marketing	300,161	129,295	(170,866)	(132.15%)
General and administrative	265,965	195,786	(70,179)	(35.84%)
Non-cash consulting expense-related party	10,500	10,500	-	0.00%
Depreciation and amortization	81,715	82,674	959	1.16%
Total expenses	881,903	637,287	(244,616)	(38.38%)
Net operating loss	(475,061)	(99,678)	(375,383)	376.60%
Other income (expense):
Litigation settlement income	633,334	-	633,334	100.00%
Interest income	170	486	(316)	(64.93%)
Interest expense	-	(187)	187	(100.00%)
Total other income (expense)	633,504	299	633,205	-

Net income (loss)	$158,443	$(99,379)	$257,822	(259.43%)

The Six Months Ended June 30, 2013 Compared to
the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,		2013 vs. 2012
	2013	2012	Fav/(Unfav) Variance	% Variance

Revenues	$1,600,613	$1,594,844	$5,769	0.36%
Cost of revenues	(744,519)	(561,148)	(183,371)	(32.68%)
Gross margin	856,094	1,033,696	(177,602)	(17.18%)
Expenses:
Research and development	440,022	474,278	34,256	7.22%
Sales and marketing	533,080	273,314	(259,766)	(95.04%)
General and administrative	477,988	451,728	(26,260)	(5.81%)
Non-cash consulting expense-related party	21,000	61,000	40,000	65.57%
Depreciation and amortization	163,252	166,276	3,024	1.82%
Total expenses	1,635,342	1,426,596	(208,746)	(14.63%)
Net operating loss	(779,248)	(392,900)	(386,348)	(98.33%)
Other income (expense):
Litigation settlement income	633,334	-	633,334	100.00%
Interest income	452	1,217	(765)	(62.86%)
Interest expense	-	(483)	483	(100.00%)
Total other income (expense)	633,786	734	633,052	-

Net loss	$(145,462)	$(392,166)	$246,704	62.91%

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have decreased for the three  month period ending June 30, 2013 compared to the three  month period ending June 30, 2012, but increased slightly for the six month period ending June 30, 2013 compared to the six month period ending June 30, 2012.   This decrease is attributed to a loss in our consumer base of business, which has accelerated.  This accelerated loss occurred due to the significant pressure from our competitors from both pricing and the amount of storage that is offered as free.  To combat the pressures from the competition, we are actively working on significant enhancements to our FilesAnywhere product that we expect to result in increased users and, consequently, increased market share.  We have also made several hardware enhancements to improve our storage capabilities and thus allow us to become more price competitive on the consumer products.  No assurances, however, can be given that we will be able to attract a significant number of additional users or market share, as demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues increased, as we are still developing the base infrastructure department and structure in order to efficiently scale our business.  The increase of approximately 32% over the three month period ending June 30, 2012 was primarily attributed to additional staffing costs and dual data center cost.  The increase of approximately 33% over the six month period ending June 30, 2012 was primarily attributed to the same issues as discussed above.  We are actively working to establish a business platform that is able to more efficiently translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased slightly for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012.  This was primarily due to a reduced utilization of a third party development group. Research and development expense did not have a material change on a three month comparison basis.

Sales and Marketing.  Sales and Marketing expenses increased compared to the same three month period last year, as we have invested heavily in both personnel, website development and advertising in order to increase new sales.  We have also released a new pricing structure that is very competitive in the market.  For the six month period ended June 30, 2013, sales and marketing expenses increased compared to the same six month period last year, due to the same reasons discussed above.  While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that these additions result in increases to our revenues.  No assurances can be given that these additions will create an increase in revenue.

General and Administrative Expense.  General and administrative expense increased for the three month period ended June 30, 2013, as compared to the three month period ended June 30, 2012. The difference was primarily the result of an office manager that provides HR and billing/collections support.   For the six month period ended June 30, 2013, general and administrative expense increased as compared to the six month period ended June 30, 2012 for the same reason noted above.

Non-Cash Consulting Expense – Related Party. Non-cash consulting expense – related party decreased in the six months ended June 30, 2013 versus 2012 due to a donation in 2012 of $40,000 from Mark Cuban to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware paid by Immediatek’s indirect majority shareholder, Mark Cuban.

Depreciation and Amortization.  Depreciation and Amortization expense did not have a material change on either a three or six month comparison basis.

Net Operating Loss and Net Income (Loss)

Net operating loss was $475,061 for the three months ended June 30, 2013, which is an increase of $375,383, or 377%, from $99,678 for the corresponding period in 2012.  Net operating loss was $779,248 for the six months ended June 30, 2013, which is an increase of $386,348, or 98%, from $392,900 for the corresponding period in 2012.  These increases in net loss are attributed to the increased investment in sales and marketing along with the continued investment in our infrastructure departments and product development.  We hope that with these increased investments, along with a new pricing structure,  we will be able to regain lost market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also expect that the new product enhancements will drive increased corporate sales.

Net income was $158,444 for the three months ended June 30, 2013 compared to a net loss of $99,379 for the same period of 2012.  The change was due to the proceeds from the settlement of a lawsuit.  Net loss was $145,462 for the six months ended June 30, 2013 compared to $392,166 for the same period of 2012.  The change was attributed to the same issues  discussed above.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General.”

We funded our operations during the three and six months ended June 30, 2013, primarily from the cash generated from Officeware’s operations and the proceeds from a lawsuit that was settled in the second quarter.  As of June 30, 2013, we had $822,654 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2013.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Operating Activities.  Cash provided by operations was $310,881 in the six months ended June 30, 2013, as compared to cash used in operations in the amount of $44,834 for the six months ended June 30, 2012.  The increase in cash provided by operations was primarily attributed to the proceeds from the settlement of a lawsuit.

Investing Activities.  Cash used for investing activities was $200,685 and $158,687 for the six months ended June 30, 2013 and June 30, 2012, respectively.  The cash outlay was for capital expenditures as we are restructuring the hardware and storage devices to a more cost effective structure.

Financing Activities.  Cash used for financing activities was $0 and $$8,756 for the six months ended June 30, 2013 and June 30, 2012, respectively.  The decrease was due to the outstanding capital lease being paid off in 2012.

Our material commitments for capital expenditures as of June 30, 2013 are $0.

 Liquidity

We believe that the funds generated by the operation of Officeware along with the proceeds from a lawsuit settlement will provide us with the necessary funds to operate our business.  While we have also undertaken various plans and measures that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

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

10.1*+	Settlement and Assignment Agreement, dated as of April 22, 2013, by and between Dropbox, Inc. and Officeware Corporation d/b/a Filesanywhere.com.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Indicates document filed herewith.
+	Indicates confidential information has been omitted from this document and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: August 14, 2013

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

                         INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

10.1*+	Settlement and Assignment Agreement, dated as of April 22, 2013, by and between Dropbox, Inc. and Officeware Corporation d/b/a Filesanywhere.com.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Indicates document filed herewith.
+	Indicates confidential information has been omitted from this document and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

Exhibit Index