Form 10-Q/A
period 2013-06-30
IMMEDIATEK INC
filed 2013-08-16
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 of Immediatek, Inc. (the “Company”) originally filed on August 14, 2013 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of filing Exhibit 10.1, which was included in Item 6 of Part II and the Index to Exhibits but inadvertently omitted from the Original Filing. Accordingly, the Company hereby includes Exhibit 10.1, along with the complete text of Item 6 of Part II and the Index to Exhibits of the Original Filing as amended. In addition to filing Exhibit 10.1, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2.  Because the Company’s financial statements are not being amended and are not contained within this Amendment, the Company is not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment is limited in scope to the portions of the Original Filing set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the filing of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

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

32.1
Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (filed as Exhibit 32.1 to the Registrant’s Form 10-Q (filed on August 14, 2013) and incorporated herein by reference).

32.2
Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (filed as Exhibit 32.2 to the Registrant’s Form 10-Q (filed on August 14, 2013) and incorporated herein by reference).

101
XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q (filed as Exhibit 101 to the Registrant’s Form 10-Q (filed on August 14, 2013) and incorporated herein by reference).

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

Date: August 16, 2013	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: August 16, 2013

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

32.1
Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (filed as Exhibit 32.1 to the Registrant’s Form 10-Q (filed on August 14, 2013) and incorporated herein by reference).

32.2
Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (filed as Exhibit 32.2 to the Registrant’s Form 10-Q (filed on August 14, 2013) and incorporated herein by reference).

101
XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q (filed as Exhibit 101 to the Registrant’s Form 10-Q (filed on August 14, 2013) and incorporated herein by reference).

*	Indicates document filed herewith.
+	Indicates confidential information has been omitted from this document and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

Exhibit Index