Form 10-Q/A
period 2013-06-30
IMMEDIATEK INC
filed 2013-11-12
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 of Immediatek, Inc. (the “Company”) originally filed on August 14, 2013 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A originally filed on August 16, 2013 (as so amended, the “First Amended Filing”). The Company is filing this Amendment solely for the purpose of re-filing the full unredacted version of Exhibit 10.1 filed with the First Amended Filing in response to comments received from the Staff of the Securities and Exchange Commission regarding a request for confidential treatment for certain portions of such exhibit when initially filed.  Accordingly, the Company hereby includes the full unredacted Exhibit 10.1, along with the complete text of Item 6 of Part II and the Index to Exhibits of the Original Filing, as amended. In addition to filing Exhibit 10.1, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2.  Because the Company’s financial statements are not being amended and are not contained within this Amendment, the Company is not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment is limited in scope to the portions of the Original Filing and the First Amended Filing set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing or the First Amended Filing. This Amendment continues to speak as of the date of the filing of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

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

10.1*	Settlement and Assignment Agreement, dated as of April 22, 2013, by and between Dropbox, Inc. and Officeware Corporation d/b/a Filesanywhere.com.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

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

Date: November 11, 2013	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: November 11, 2013

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

10.1*	Settlement and Assignment Agreement, dated as of April 22, 2013, by and between Dropbox, Inc. and Officeware Corporation d/b/a Filesanywhere.com.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

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

Exhibit Index