Form 10-Q
period 2013-09-30
IMMEDIATEK INC
filed 2013-11-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the issuer had 15,865,641 shares of common stock outstanding.

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

In addition, these forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect.  Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
Current assets:
Cash	$564,740	$712,458
Accounts receivable, net of $30,177 allowance for doubtful accounts	178,858	187,056
Prepaid expenses and other current assets	76,136	76,745
Total current assets	819,734	976,259

Fixed assets, net	727,909	674,241
Intangible assets, net	819,311	1,010,258
Goodwill	766,532	766,532
Other assets	35,046	20,648

Total Assets	$3,168,532	$3,447,938

Current liabilities:
Accounts payable	$259,402	$167,432
Accrued liabilities	131,176	111,503
Deferred revenue	769,493	745,051
Total current liabilities	1,160,071	1,023,986
Total liabilities	1,160,071	1,023,986

Commitments and Contingencies:
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,345,272	5,313,772
Accumulated deficit	(6,852,676)	(6,405,685)
Total stockholders' deficit	(1,491,539)	(1,076,048)

Total Liabilities, Preferred Stock and Stockholders' Deficit	$3,168,532	$3,447,938

 See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$848,903	$830,358	$2,449,516	$2,425,202
Cost of revenues	(344,903)	(316,116)	(1,089,422)	(877,264)
Gross margin	504,000	514,242	1,360,094	1,547,938
Expenses:
Research and development	240,353	242,847	680,375	717,126
Sales and marketing	277,738	151,972	810,818	425,287
General and administrative	195,470	205,044	673,458	656,771
Non-cash consulting expense-related party	10,500	10,500	31,500	71,500
Depreciation and amortization	81,577	82,210	244,829	248,484
Total expenses	805,638	692,573	2,440,980	2,119,168
Net operating loss	(301,638)	(178,331)	(1,080,886)	(571,230)
Other income (expense):
Other income	-	0	633,334	-
Interest income	170	407	621	1,624
Interest expense	-	(76)	-	(560)
Total other income (expense)	170	331	633,955	1,064
Net loss	$(301,468)	$(178,000)	$(446,931)	$(570,166)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.01)	$(0.03)	$(0.04)

 See accompanying notes to unaudited condensed consolidated financial statements.

Immediatek, Inc.
Unaudited Condensed Consolidated Statements of Cash Flow

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(446,931)	$(570,166)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	362,799	336,339
Non-cash consulting fees - related party	31,500	71,500
Adjustments to reconcile net loss to net cash used
in operating activities:
Accounts receivable	8,198	(56,798)
Prepaid expenses and other assets	(13,789)	(66,230)
Accounts payable	91,970	121,612
Accrued liabilities	19,613	2,418
Deferred revenue	24,442	96,057
Net cash provided by/(used in) operating activities	77,802	(65,268)

Cash flows from investing activities
Purchase of fixed assets	(225,520)	(275,061)
Net cash used in investing activities	(225,520)	(275,061)

Cash flows from financing activities
Payments on capital leases	-	(14,456)
Net cash used in financing activities	-	(14,456)

Net decrease in cash	(147,718)	(354,785)
Cash at the beginning of the period	712,458	1,212,742
Cash at the end of the period	$564,740	$857,957

Supplemental disclosures:
Interest paid	-	560

 See accompanying notes to unaudited condensed consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Officeware Corporation (“Officeware”), a direct, wholly-owned subsidiary of Immediatek, Inc. (“Immediatek”), provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers three primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

Officeware’s operations are primarily based in Bedford, Texas.  Additionally, Officeware has one employee and several consultants performing software maintenance and research and development in India.  The cost of the India operations was approximately $131,022 and $415,074 for the three and nine months ended September 30, 2013, respectively, and was approximately $44,366 and $221,456 for the three and nine months ended September 30, 2012, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements of Immediatek, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and formatted disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted pursuant to SEC rules and regulations.  These condensed consolidated financial statements include the accounts of Immediatek’s wholly-owned subsidiaries, Officeware, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in these condensed consolidated financial statements.  The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”).  The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

The Company’s condensed consolidated balance sheet at September 30, 2013 and condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited.  In the opinion of management, these financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on April 12, 2013 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  The shares of Series A and Series B Convertible Preferred Stock, which are collectively convertible into 14,794,999 shares of common stock outstanding at September 30, 2013 and September 30, 2012 were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

NOTE 2 – RELATED PARTY TRANSACTIONS

Management Services Agreement.  On December 31, 2009, the Company entered into a Management Services Agreement with Radical Ventures L.L.C., an affiliate of Radical Holdings LP, our largest shareholder.  Pursuant to this Management Services Agreement, personnel of Radical Ventures L.L.C. will provide certain management services to the Company, including, among others, legal, financial, marketing and technology services.  These services are provided to us at a cost of $3,500 per month; however, the Company will not be required to pay these fees or reimburse expenses and, accordingly, will account for these costs of services and expenses as deemed contributions to the Company.  This agreement was amended on March 17, 2011, to be effective as of December 31, 2010.

This agreement may be terminated upon 30 days’ written notice by Radical Ventures L.L.C. for any reason or by the Company in the event of Radical Ventures L.L.C.’s gross negligence.  The Company also agreed to indemnify and hold harmless Radical Ventures L.L.C. for losses it incurs as a result of its performance of these services, except for losses resulting from Radical Ventures L.L.C. gross negligence or willful misconduct.  Further, the Company limited Radical Ventures L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to the Company by virtue of this agreement during the twelve months prior to that cause of action.

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

Our Business

General

Immediatek is a Nevada corporation.  Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888)661-6565.  On April 1, 2010, Immediatek acquired Officeware by merger (the “merger”).  As a result of the merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock.  Radical Holdings LP owns the Company’s Series A and Series B preferred stock.  In addition, in connection with the merger Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended September 30,
	2013	2012

Net loss	$(301,468)	$(178,000)
Net cash (used in) operating activities	$(233,078)	$(20,435)

	For the Nine Months Ended September 30,
	2013	2012

Net loss	$(446,931)	$(570,166)
Net cash provided by/(used in) operating activities	$77,802	$(65,268)

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three and nine months ended September 30, 2013, from the income generated by Officeware and the proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  Management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

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

Acquisitions.  We may identify and pursue potential acquisition candidates in order to support our strategy of growing and diversifying our business through selective acquisitions.  No assurances can be given, however, that we will be able to successfully identify any potential targets or, when potential targets are identified, consummate their acquisition.

Challenges and Risks

Operating in the e-commerce area provides unique opportunities; however, challenges and risks accompany those opportunities.  Our management has identified the following material challenges and risks that will require substantive attention from our management (see “Liquidity and Capital Resources and Financial Position—Liquidity” beginning on page 13).

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

Operations Review

The Three Months Ended September 30, 2013 Compared to
the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,		2013 vs 2012
	2013	2012	Fav/(Unfav) Variance	% Change

Revenues	$848,903	$830,358	$18,545	2.23%
Cost of revenues	(344,903)	(316,116)	(28,787)	(9.11%)
Gross margin	504,000	514,242	(10,242)	(1.99%)
Expenses:
Research and development	240,353	242,847	2,494	1.03%
Sales and marketing	277,738	151,972	(125,766)	(82.76%)
General and administrative	195,470	205,044	9,574	4.67%
Non-cash consulting expense-related party	10,500	10,500	-	0.00%
Depreciation and amortization	81,577	82,210	633	0.77%
Total expenses	805,638	692,573	(113,065)	(16.33%)
Net operating loss	(301,638)	(178,331)	(123,307)	(69.15%)
Other income (expense):
Interest income	170	407	(237)	(58.48%)
Interest expense	-	(76)	76	100.00%
Total other income (expense)	170	331	(161)	(48.94%)
Net loss	$(301,468)	$(178,000)	$(123,468)	(69.36%)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.01)	-	-

The Nine Months Ended September 30, 2013 Compared to
The Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,		2013 vs 2012
	2013	2012	Fav/(Unfav) Variance	% Change

Revenues	$2,449,516	$2,425,202	$24,314	1.00%
Cost of revenues	(1,089,422)	(877,264)	(212,158)	(24.18%)
Gross margin	1,360,094	1,547,938	(187,844)	(12.14%)
Expenses:
Research and development	680,375	717,126	36,751	5.12%
Sales and marketing	810,818	425,287	(385,531)	(90.65%)
General and administrative	673,458	656,771	(16,687)	(2.54%)
Non-cash consulting expense-related party	31,500	71,500	40,000	55.94%
Depreciation and amortization	244,829	248,484	3,655	1.47%
Total expenses	2,440,980	2,119,168	(321,812)	(15.19%)
Net operating loss	(1,080,886)	(571,230)	(509,656)	(89.22%)
Other income (expense):
Other income	633,334	-	633,334	-
Interest income	621	1,624	(1,003)	(61.76%)
Interest expense	-	(560)	560	100.00%
Total other income (expense)	633,955	1,064	632,891	-
Net loss	$(446,931)	$(570,166)	$123,235	21.61%
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.03)	$(0.04)	-	-

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have increased for the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012.  These increases are due to additional revenue being generated from the sale of ancillary cloud services in the amount of approximately $54,000 and $60,000 for the three and nine months ending September 30, 2013, respectively.  We have also seen an increase in revenues generated from corporate sales of 11% for the nine months ending September 30, 2013.  These increases have been offset by a 13% decrease in our consumer base of business, for the same time frame.  This decrease has occurred due to the significant pressure from our competitors from both pricing and the amount of storage that is offered as free.  To combat the pressures from the competition, we are actively working on significant enhancements to our FilesAnywhere product that we expect to result in increased corporate users and, consequently, increased market share.  We have also made several hardware enhancements to improve our storage capabilities and thus allow us to become more price competitive on the consumer products.  No assurances, however, can be given that we will be able to attract a significant number of additional users or market share, as demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues increased, for the three and nine month periods ended September 30, 2013 compared to the same periods for 2012, as we were in the process of developing the base infrastructure department and structure in order to efficiently scale our business.  The increase of approximately 9% and 24% over the three and nine month periods ending September 30, 2012, respectively,  was primarily attributed to an increase in compensation related expenses.  We are actively working to establish a business platform that is able to more efficiently translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses remained flat for the three month period ended September 30, 2013, as compared to the three month period ended September 30, 2012.  For the nine month period ended September 30, 2013, research and development expenses decreased $36,751 as compared to nine month period ended September 30, 2012.  This was due to a decrease in staffing and the use of consultants in India to provide programing services.

Sales and Marketing.  Sales and Marketing expenses increased 83% compared to the same three month period last year, as we have invested heavily in sales and marketing personnel, website development and online advertising in an attempt to increase both consumer and corporate revenue.  We have also released a new pricing structure that is very competitive in the consumer market.  For the nine month period ended September 30, 2013, sales and marketing expenses increased 91% compared to the same nine month period last year, due to the same reasons noted above.  While we anticipate that we will continue to grow our sales and marketing function, our challenge will be to ensure that these additions result in increases to our revenues.  No assurances can be given that these additions will create an increase in revenue.

Non-Cash Consulting Expense – Related Party. Non-cash consulting expense – related party decreased in the nine months ended September 30, 2013 versus 2012 due to a donation in 2012 of $40,000 from Mark Cuban to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware paid by Immediatek’s indirect majority shareholder, Mark Cuban.

Net Operating Loss and Net Loss

Net operating loss was $301,638 for the three months ended September 30, 2013, which is an increase of $123,307, or 69%, from $178,331 for the corresponding period in 2012.  Net operating loss was $1,080,886 for the nine months ended September 30, 2013, which is an increase of $509,656, or 89%, from $571,230 for the corresponding period in 2012.  These increases in net loss are attributed to the increased investment in sales and marketing along with the continued investment in our infrastructure departments and product development.  We hope that with these increased investments, along with a new pricing structure, we will be able to regain lost market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also expect that the new product enhancements will drive increased corporate sales.

Net loss was $301,468 for the three months ended September 30, 2013 compared to $178,000 for the same period of 2012.  The change was primarily attributed  to a 83% increase  in sales and marketing expense.  We have increased spending in both of those areas in an attempt to increase consumer and corporate revenue.  Net loss was $446,931 for the nine months ended September 30, 2013 compared to $570,166 for the same period of 2012.  This decrease in Net Loss was primarily attributed to the net effect of the $633,334 in proceeds from a  lawsuit settlement with a major competitor over a trademark issue, the increase in sales and marketing and cost of revenues as noted above.

Liquidity and Capital Resources and Financial Position

General

On April 1, 2010, we closed the merger with Officeware and stock sale described above under “Our Business—General.”

We funded our operations during the three and nine months ended September 30, 2013, primarily from the income generated from Officeware’s operations and the proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  As of September 30, 2013, we had $564,740 of cash, which management anticipates will sustain our operations.  Management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2013.  However, no assurances can be given that we will ever achieve profitability. If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

The demand for our Officeware consumer products and services is still in decline due to the continued competitive pricing strategies by our competitors.  We expected to reverse this trend after we implemented our new storage platform in the second quarter.  This allowed us to become more price competitive with our base consumer product, but what we have seen is continued downward pricing in the consumer side of the business.  To partially offset this decline in consumer sales, we have seen an increase in the corporate sales due to the increased investment in our sales team and product features.  We also plan to roll out significant enhancements to our product that should increase the marketability of our overall product line in the fourth quarter of this year.

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

Operating Activities.  Cash provided by operations was $77,802 in the nine months ended September 30, 2013, as compared to cash used in operations in the amount of $65,268 for the nine months ended September 30, 2012.  The increase in cash provided by operations was attributed to a lawsuit settlement that occurred in April 2013. With certain cost reduction measures that were implemented over the last quarter, we anticipate a positive cash flow from operations going forward.

Investing Activities.  Cash used for investing activities was $225,520 and $275,061for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The cash outlay was for computer hardware and software to upgrade our data center infrastructure in order to provide a more cost effective method of data storage.

Our material commitments for capital expenditures as of September 30, 2013 are $86,354.  This commitment will be funded with the proceeds from an insurance claim that was settled in October 2013.

Liquidity

We believe that the funds generated by the operation of Officeware, along with the proceeds from the settlement of a lawsuit settled in the second quarter of 2013, will provide us with the necessary funds to operate our business.  While we have also undertaken various sales and marketing plans that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

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

Date: November 14, 2013	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Date: November 14, 2013

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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