Form 10-K
period 2013-12-31
IMMEDIATEK INC
filed 2014-03-31
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the  registrant’s most recently completed second quarter was approximately $673,798.  For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates.  This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.

As of December 31, 2013 and March 31, 2014, the issuer had 15,865,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this form is incorporated by reference to the definitive Information Statement for the registrant to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

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

FORWARD−LOOKING STATEMENTS

This Annual Report on Form 10-K and the materials incorporated by reference into this Annual Report on Form 10-K include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “hope,” “anticipate,” “will,” “should” or other similar expressions.  Similarly, statements in this Annual Report on Form 10-K that describe our objectives, plans or goals also are forward-looking statements.  These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judiciously, our efforts to implement new financial software, our liquidity and sources of funding, our capital expenditures and our exploration and evaluation of a broad range of possible strategic alternatives.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report.  We assume no obligation to update any forward-looking statements.  Certain factors that could cause actual results to differ include, among others:

•	our inability to continue as a going concern;

•	our history of losses, which may continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	difficulties in developing and marketing new products;

•	our inability to prevent or minimize interruptions in our service and interruptions to customer data access, and any related impact on our reputation;

•	our inability to retain existing recurring customers and attract new recurring customers;

•	our inability to execute our growth and acquisition strategy;

•	our dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service;

•	our exploration and evaluation of a broad range of possible strategic alternatives; and

•	general economic conditions, including among others, continuing unemployment.

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” commencing on page 8.

In addition, these forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect.  Accordingly, while we believe that the plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.  The forward-looking statements included in this report, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the risk factors and cautionary statements discussed in our filings under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We undertake no obligation to update any forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Description of Business.

Our History

Immediatek was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada.  On June 8, 2006, Immediatek issued and sold to Radical Holdings LP 4,392,286 shares of Series A Convertible Preferred Stock of Immediatek for an aggregate purchase price of $3.0 million, or $0.68 per share of Series A Convertible Preferred Stock, pursuant to the Securities Purchase Agreement, as amended, by and among Immediatek, Radical Holdings LP and the other parties thereto, referred to herein as the Purchase Agreement.  As a result, a change in control of Immediatek occurred because Radical Holdings LP became the beneficial owner of 95% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of Immediatek.  The shares of Series A Convertible Preferred Stock are convertible into 14,563,804 shares of Immediatek common stock.

On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc., or IMKI Ventures.  IMKI Ventures acquired certain assets from a related party on August 31, 2007.  The consideration paid for the acquired assets was 60,514 shares of Immediatek common stock.  Those acquired assets were developed into an e-commerce product called RadicalBuy, which was launched in part on October 23, 2007.  As of September 30, 2010, we determined that it was in the best interest of Immediatek to cease operation of the RadicalBuy product.  Prior to October 1, 2007, Immediatek, through its wholly-owned operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, and made the recorded content available for delivery to attendees within fifteen minutes after the conclusion of a live event.  On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business.  It was determined that the Company re-entered the development stage at that time.

On July 18, 2008, Immediatek issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock of Immediatek for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock.  The shares of Series B Convertible Preferred Stock are convertible into 231,195 shares of Immediatek common stock.

On October 13, 2009, Immediatek entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings LP.  As a result of this agreement, Immediatek filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock, which removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Convertible Preferred Stock.  The result of this amendment is that, generally, should the Company issue new equity securities for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Convertible Preferred Stock.

On December 16, 2009, Immediatek, Officeware Corporation, or Officeware, Tim Rice, Chetan Jaitly, Radical Holdings LP, and Radical Investments LP entered into a Stock Exchange Agreement.  On April 1, 2010, Immediatek, Officeware, Timothy Rice, Chetan Jaitly, Radical Holdings LP, Radical Investments LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart, Martin Woodall and Officeware Acquisition Corporation, or the Merger Sub, entered into an Amendment to the Stock Exchange Agreement, which is referred to herein, as so amended, as the Merger Agreement.  Under the Merger Agreement, Merger Sub, a wholly-owned subsidiary of Immediatek, merged with and into Officeware on April 1, 2010.  As a result of the merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock at the time of the merger.  Radical Holdings LP owns Immediatek’s Series A and Series B Convertible Preferred Stock.  In addition, subject to the terms and conditions of the Merger Agreement, Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that Immediatek ceased to be in the development stage as of April 1, 2010.

Our Business

Our services and products are primarily offered through Officeware, a direct, wholly-owned subsidiary of the Company.  Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers three primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

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

•
Strategic Alternatives.  In February 2014, the Company retained GuideCap Partners LLC as its financial advisor to assist it in exploring and evaluating a broad range of strategic alternatives.  No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transactions.

The Industry

We consider ourselves to be part of the larger cloud computing industry.  Our particular niche in this industry continues to evolve.

Competition

There are companies in this industry that have far more financial resources and a larger market share than us.  In order to compete with these companies, we will be required to be innovative and create more attractive functions and features.  The Internet provides new, rapidly evolving and intensely competitive channels.  We expect competition to intensify in the future.  The barriers to entry into these channels are relatively low.  Current and new competitors can easily launch online sites at a nominal cost using commercially available software or partnering with any one of a number of successful cloud-based computing companies.  Our primary competitors include Amazon, Google, Microsoft, EMC, Box.net, Dropbox.com, Sugarsync, and Carbonite.

Developments

Developments During 2013

On April 22, 2013, Officeware entered into a Settlement and Assignment Agreement, or Settlement Agreement, with Dropbox, Inc., or Dropbox, in which Officeware and Dropbox agreed to settle the lawsuit filed by Officeware against Dropbox in which Officeware alleged that Dropbox had infringed upon Officeware’s marks and designs.  The Settlement Agreement resolves the claims in the lawsuit and all other disputes and potential claims which may arise out of the lawsuit or which relate to the rights to the DROPBOX mark and other related intellectual property, without any admission of liability or culpability on the part of either party.  As part of the Settlement Agreement, Officeware agreed to file, and did file, a dismissal that terminates its lawsuit against Dropbox with prejudice.  Additionally, Officeware agreed to assign and transfer to Dropbox any rights that Officeware had in the DROPBOX mark and related intellectual property and to stop using such marks, in exchange for a cash payment from Dropbox in the amount of $950,000.  Officeware recognized $633,334 of other income after attorney’s fees from the settlement.

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

Governmental Regulation – E-Commerce and the Internet.  The e-commerce environment is rapidly changing, and federal and state regulation relating to the Internet and e-commerce is evolving.  Laws and regulations have been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions.  The interpretation and application of these laws are in a state of flux.  These laws may be interpreted and applied inconsistently from country to country, and our current policies and practices may not be consistent with those interpretations and applications.  Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.  In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.  Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws.  The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our website or could otherwise have a material adverse effect on our business.  In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain.  Although evolving, the vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.  We do not expect that the costs and effects of compliance with environmental laws will have a material impact upon our business.

Intellectual Property.  While we own intellectual property and expect to continue to protect our intellectual property as permitted under the law, we also rely upon the expertise, innovation and know-how of our employees to develop our technologies and services.  We have spent approximately $893,771and $950,417 in 2013 and 2012, respectively, for the research and development of our technologies and services.  The following table presents the components of development costs for the years ending December 31, 2013 and 2012.

Research and Development Expenses
for the years ended December 31,

	2013	2012
Salaries and benefits	$482,639	$587,104
Consulting	$373,649	$335,392
Software and supplies	$37,483	$27,921
Total	$893,771	$950,417

Employees

As of December 31, 2013, we had 20 full-time employees.  We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good.

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

Board of Directors.  For so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding have the right to designate all the persons to serve as directors on our board of directors and our subsidiaries.  If the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding choose not to designate any directors, the holders of a majority-in-interest of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding may appoint a designee to serve as an observer at all meetings of our or our subsidiaries’ boards of directors and their respective committees.

Protective Provisions.  Unless the directors designated by the holders of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement control our board of directors with respect to all actions, for so long as any shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement remain outstanding, except where the vote or written consent of the holders of a greater number of our shares is required by law or by our articles of incorporation, and in addition to any other vote required by law or by our articles of incorporation, we cannot, and we must cause our subsidiaries not to, as applicable, without the prior vote or written consent of the holders of at least 75% of the shares of the Series A Convertible Preferred Stock originally issued under the Purchase Agreement then outstanding:

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

(t)            form or acquire any subsidiary, joint venture or similar business entity; or

(u)           directly or indirectly enter into, or permit to exist, any material transaction with any of our affiliates, any of our directors or officers or any affiliate of our directors or officers, or transfer, pay, loan or otherwise become obligated to give cash, services, assets or other items of value to our affiliates, officers or directors or any affiliate of our officers or directors or commit to do any of the preceding after June 8, 2006, except for employee compensation or for reimbursement of ordinary business expenses.

Registration and Other Rights.  The Investor’s Rights Agreement entered into on June 8, 2006, in connection with the issuance and sale of the Series A Convertible Preferred Stock, referred to herein as the Investor’s Rights Agreement, grants Radical Holdings LP certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which those rights may be exercised and effected.  The Investor Rights Agreement requires that the Company use its best efforts to have such registration, if any, declared effective by the SEC, and there are no penalties associated with the failure to meet the applicable registration requirements.

Available Information

We currently are subject to the reporting requirements of the Exchange Act, and, therefore, we file annual, quarterly and current reports, proxy or information statements and other information with the Securities and Exchange Commission, or the SEC.  You may read and copy any document filed by us with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  Please call the SEC at 1-800-SEC-0330 for further information about the operation of the public reference room.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Radical Holdings LP has certain registration rights that have been granted to it as part of its investment.  Radical Holdings LP may be able to register its shares without registering shares of other stockholders.  Under the Investor’s Rights Agreement, Radical Holdings LP was granted certain registration rights.  Radical Holdings LP has demand registration rights, which it can exercise on two occasions under the Investor’s Rights Agreement.  If, however, this registration is to be an underwritten public offering, and the underwriter believes that the number of shares proposed to be sold will interfere with the successful marketing of Radical Holdings LP’s shares, then the shares available for sale will be reduced first for other stockholders and then for Radical Holdings LP to the number of shares the underwriter has specified.

We are exploring and evaluating strategic alternatives for the Company, and there can be no assurance that we will be successful in identifying a strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the process will not have an adverse impact on our business.  In February 2014, we announced that we retained GuideCap Partners LLC as financial advisor to assist in exploring and evaluating a broad range of strategic alternatives.  No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transactions.  The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.  In addition, identifying and evaluating potential strategic alternatives may result in the incurrence of expenses.  No decision has been made with respect to any transaction, and we cannot assure you that we will be able to identify and undertake a transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any.  Any strategic decision will involve risks and uncertainties, and we cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price.  Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business.  We do not intend to comment regarding the evaluation of strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate.  As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

Risks Related to Our Business and the Industry

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.  If our operating results fall below expectations, the price of our common stock could decline.  Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  Numerous factors may limit our visibility with respect to future business activity, revenues, and operating results, and any forecasts that we may provide of future financial performance will be subject to substantial risks and uncertainties.  For example, the continuing economic uncertainty has had an adverse effect on our visibility as customers have reevaluated capital spending budgets in light of the adverse economic conditions and their own financial circumstances.  The timing of orders and our ability to recognize revenue under generally accepted accounting principles can also influence our visibility with respect to operating results.  Some of our orders are conditional upon customer acceptance criteria or successful testing of our products, and orders placed with many of our customers may generally be terminated unilaterally or may be subject to additional conditions.  As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult.  In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:

•
reductions in customers’ budgets for cloud storage infrastructure purchases and indefinite delays in their budgeting and purchasing cycles, especially given the continuing economic uncertainty, could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage infrastructures;

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

•	our ability to develop and introduce in a timely manner new services, products and product enhancements that meet customer requirements; and

•	the timing of product releases or upgrades by us or by our competitors, which could have an adverse effect on our revenue if customers delay orders pending the new release or upgrade.

We have a history of net losses.  We have incurred losses every year since 2002.  As of December 31, 2013, our accumulated deficit was $7,090,872.  To become profitable, we must be able to generate sufficient revenues from our operating activity and continue to aggressively manage operating expenses.  During fiscal 2014, we expect a decrease in operational expenditures.  However, we will continue to invest in our research and development, sales and marketing operations, and, as a result of these expenditures, we will be required to generate revenue in a corresponding manner in order to achieve profitability.  If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future.  The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are both highly uncertain.  As a result, our business could be harmed, and our stock price could decline.  No assurances can be given that we will ever achieve profitability.

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

We face significant competition from a number of established companies, which have offered and may continue to offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers.  We face intense competition from a number of established companies that seek to provide storage solutions similar to our solutions.  Currently, these competitors include Amazon, Google, Microsoft, EMC, Box.net, Dropbox.com, Sugarsync and Carbonite.  Many of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have.  Consequently, some of these companies have substantial control and influence regarding the acceptance of a particular industry standard or competing technology.

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

Our ability to increase our revenue will depend substantially on our ability to attract and retain sales, management and other key personnel, and any failure to attract and retain these employees could harm our future revenues, business, operating results and financial condition.  Our ability to increase our revenue will depend substantially on our ability to attract and retain qualified sales personnel.  In particular, we anticipate continuing to hire direct sales personnel, and our operating plan assumes that we will be able to attract and retain our sales and other key employees.  These positions require candidates with specific backgrounds in the storage industry, and competition for employees with this expertise can be intense.  In addition, we believe that there are only a limited number of individuals with the specific skills required for many of our sales and other key positions.  We have experienced substantial competition in our hiring efforts and also in our retention efforts as our personnel have been frequently recruited by other companies, including our competitors.  As a result, we may be unable to identify, hire, or retain qualified individuals.

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

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense.  As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.  Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our products and services, including their technical merits and capabilities and potential cost savings to the organization as compared to the incumbent storage solutions or other storage solutions that our customers or prospective customers may be considering.  This education process can be extremely time consuming and typically involves a significant product evaluation process.  Despite the substantial time and money that we invest in our sales efforts, we cannot assure you that these efforts will produce any sales.  In addition, purchases by our current and prospective customers are frequently subject to their budget constraints, lengthy approval processes, and a variety of unpredictable administrative, processing and other delays, which have become increasingly prevalent during the continuing economic uncertainty.  Our sales cycle may prevent us from recognizing revenue in a particular quarter, is relatively long and costly, and may not produce any sales, which may cause our operating results to fluctuate and harm our business.

Our ability to sell our products is highly dependent on the quality of our customer support and services, and any failure to offer high-quality support and services would harm our business, operating results and financial condition.  Once our products and services are purchased, our customers depend on our support organization to resolve any issues relating to our products and services.  Our products provide mission-critical services to our customers, and a high level of customer support is necessary to maintain our customer relationships.

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

We are incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.  As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring changes in corporate governance practices, and may continue to impose new or modified requirements on public companies.  Despite our relatively small size, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly, particularly relative to the size of our operations.

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

Our corporate headquarters is located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021.  We lease approximately 9,900 square feet at this location.  This lease expires on October 31, 2016.  We believe this office location will be suitable for our needs for the foreseeable future.  We also lease approximately 270 square feet of space in Dallas, Texas as part of a co-location agreement related to servers we operate.  Our one employee in India is able to use office space provided by our third-party contractor in India.

Item 3.	Legal Proceedings.

From time to time we may become subject to or involved in proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

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

	2013		2012		Dividends Paid
	High	Low	High	Low	2012	2011
First Quarter	$2.00	$1.00	$2.00	$1.15	$-	$-
Second Quarter	$2.00	$2.00	$1.75	$1.20	$-	$-
Third Quarter	$2.00	$0.05	$1.55	$1.55	$-	$-
Fourth Quarter	$1.11	$0.30	$2.25	$0.77	$-	$-

As of December 31, 2013 and March 31, 2014, there were 15,865,641 shares of Immediatek common stock outstanding with approximately 217 stockholders of record.  As of December 31, 2013 and March 31, 2014, there were 4,392,286 shares of Immediatek Series A Convertible Preferred Stock, and 69,726 shares of Series B Convertible Preferred Stock outstanding.  The outstanding shares of Series A and Series B Convertible Preferred Stock are convertible into 14,794,999 shares of Immediatek common stock as of December 31, 2013 and March 31, 2014.

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

Equity Compensation Plan Information

The Company has no equity compensation plans or arrangements and had no such plans or arrangements at December 31, 2013.

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

Our Business

General

Immediatek is a Nevada corporation.  Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888) 661-6565.  On April 1, 2010, Immediatek acquired Officeware by merger.  As a result of the merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock at the time of the merger.  Radical Holdings LP owns the Company’s Series A and Series B Convertible Preferred Stock.  In addition, in connection with the merger Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.

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

Officeware’s operations are primarily based in Bedford, Texas and additionally, Officeware has one employee and several consultants performing software maintenance and research and development in India.

As a result of services provided to larger business users, our business can depend on one or a few major customers, which could potentially expose the Company to concentration of credit risk.  Our revenue and receivables are comprised principally of amounts due from customers throughout the United States.

History of Operating Losses

The following tables present our net loss and cash used in operating activities for the periods indicated.

	For the Year Ended December 31,
	2013	2012

Net loss	$(685,187)	$(645,763)
Net cash used in operating activities	$(136,573)	$(138,595)

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the year ended December 31, 2013 primarily from the revenue generated by Officeware and the proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  With a 13% reduction in planned operating expenses for 2014, management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

Our Objectives and Areas of Focus

Officeware – Increase Users.  We are focused on increasing the number of users of the various online back-up, file storage and other web-based services for individuals, businesses and governmental organizations offered through Officeware.  We may pursue aggressive advertising campaigns or other promotions primarily aimed at new users, along with utilizing third party value added resellers.

Acquisitions.  We may identify and pursue potential acquisition candidates in order to support our strategy of growing and diversifying our business through selective acquisitions.  No assurances can be given, however, that we will be able to successfully identify any potential targets or, when potential targets are identified, consummate their acquisition.

Strategic Alternatives.  In February 2014, the Company retained GuideCap Partners LLC as its financial advisor to assist it in exploring and evaluating a broad range of strategic alternatives.  No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transactions.

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

Growing Users.  In order to be successful with the products and services offered through Officeware, we will be required to attract new customers and deepen our current customer relationships.  Our largest clients require customized solutions, which in turn requires us to anticipate their needs.

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

•
Goodwill.  We assess goodwill for potential impairments at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.  In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.  If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required.   We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.  We base our calculation of the estimated fair value of a reporting unit on the income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; and estimated discount rates. We base these assumptions on our historical data and experience, and our expectations.

While our estimates and assumptions are based upon our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from those estimates and assumptions.

Operations Review

Immediatek, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended December 31,		2013 vs 2012
	2013	2012	Change	% Change

Revenues	$3,251,550	$3,246,272	$5,278	0.16%
Cost of revenues	(1,388,521)	(1,206,200)	(182,321)	(15.12%)
Gross margin	1,863,029	2,040,072	(177,043)	(8.68%)
Expenses:
Research and development	893,771	950,417	56,646	5.96%
Sales and marketing	981,432	545,912	(435,520)	(79.78%)
General and administrative	926,481	762,855	(163,626)	(21.45%)
Non-cash consulting expense-related party	42,000	82,000	40,000	48.78%
Depreciation and amortization	325,627	330,203	4,576	1.39%
Total expenses	3,169,311	2,671,387	(497,924)	(18.64%)
Net operating loss	(1,306,282)	(631,315)	(674,967)	(106.91%)
Other income:
Other Income	633,558	-	633,558	-
Interest income	775	1,945	(1,170)	(60.15%)
Interest expense	-	(560)	560	-
Total other income	634,333	1,385	632,948	-
Income Tax Expense	13,238	15,833	2,595	16.39%
Net loss	$(685,187)	$(645,763)	$(39,424)	(6.11%)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641	-	-
Basic and diluted loss per common share
attributable to common stockholders	$(0.04)	$(0.04)	$-	-

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have increased for the year ended December 31, 2013 compared to the year ended December 31, 2012.  This increase is due to additional revenue being generated from the sale of ancillary cloud services in the amount of approximately $68,000 for the year ended December 31, 2013.  We have also seen an increase in revenues generated from corporate sales of 8.7% for the year ended December 31, 2013.  These increases have been offset by a 14.3% decrease in our consumer base of business, for the same time frame.  This decrease has occurred due to the significant pressure from our competitors from both pricing and the amount of storage that is offered as free.  To combat the pressures from the competition, we are actively working on significant enhancements to our FilesAnywhere product that we expect to result in increased corporate users and, consequently, increased market share.  We have also made several hardware enhancements to improve our storage capabilities and thus allow us to become more price competitive on our consumer products.  No assurances, however, can be given that we will be able to attract a significant number of additional users or market share, as demand for our online storage solutions is sensitive to price. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies.  Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues increased for the year ended December 31, 2013, as we were in the process of developing the base infrastructure department and structure in order to efficiently scale our business.  The increase of approximately 15.1% over the year ended December 31, 2012 was primarily attributed to an increase in compensation related expenses.  As a result, gross margin decreased by 8.7% for the year ended December 31, 2013 as compared to the prior year.  We are actively working to establish a business platform that is able to more efficiently translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012 due to a decrease in the utilization of third party consultants.

Sales and Marketing.  Sales and Marketing expenses increased 79.8% compared to the same twelve month period last year, as we have invested heavily in sales and marketing personnel, website development and online advertising in an attempt to increase both consumer and corporate revenue.  We have also released a new pricing structure that is very competitive in the consumer market.  While we anticipate that we will continue to grow our sales and marketing efforts, our challenge will be to ensure that these additions result in increases to our revenues.  No assurances can be given that these additions will create an increase in revenue.

General and Administrative Expense.  General and administrative expense increased 21.5% for the twelve month period ended December 31, 2013, as compared to the twelve month period ended December 31, 2012.  The difference was a result of an increase of third party professional consultants and the addition of one full time employee.

Non-Cash Consulting Expense – Related Party.  Non-cash consulting expense – related party decreased in the twelve months ended December 31, 2013 versus 2012 due to a donation in 2012 of $40,000 from Mark Cuban to the organization which facilitates the St. Patrick’s Day parade held annually in Dallas, Texas.  In exchange for the donation, Mr. Cuban asked that FilesAnywhere be, and FilesAnywhere was, recognized as a sponsor of the parade.  This donation was deemed to be an equity contribution on behalf of Officeware paid by Immediatek’s indirect majority shareholder, Mark Cuban.

Depreciation and Amortization.  Depreciation and Amortization expense did not materially change on a twelve month comparison basis.

Net Operating Loss and Net Loss.

Net Operating Loss.  Net operating loss was $1,306,282 for the year ended December 31, 2013, which is an increase of $674,967, or 106.9%, from $631,315 for the corresponding period in 2012.  This increase in net operating loss is attributed to the increased investment in sales and marketing along with the continued investment in our infrastructure departments and product development.  We hope that with these increased investments, along with a new pricing structure, we will be able to regain lost market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also expect that the new product enhancements will drive increased corporate sales.

Net Loss.  Net loss was $685,187 for the year ended December 31, 2013 compared to $645,763 for the same period of 2012, despite the receipt of $633,334 in proceeds from a lawsuit settlement with a major competitor in April 2013.  This increase in net loss was primarily attributed to the increase in sales and marketing and cost of revenues as noted above.

Liquidity and Capital Resources and Financial Position

General

We funded our operations during the year ended December 31, 2013, primarily from the income generated from Officeware’s operations and the proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  As of December 31, 2013, the Company had $324,171 of cash, which management anticipates will sustain our operations. With a 13% reduction in planned operating expenses for 2014, management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2014. However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our goal is to increase the products and services offered through Officeware, which we hope will generate sufficient revenue to support our operations.  No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities.  In addition, we are exploring whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

The demand for our Officeware consumer products and services is still in decline due to the continued competitive pricing strategies by our competitors.  We expected to reverse this trend after we implemented our new storage platform in the second quarter of 2013.  This allowed us to become more price competitive with our base consumer product, but we have seen continued downward pricing in the consumer side of the business.  To partially offset this decline in consumer sales, we have seen an increase in the corporate sales due to the increased investment in our sales team and product features.  We also rolled out significant enhancements to our product in the fourth quarter of 2013 that we hope will increase the marketability of our overall product line.

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

In February 2014, the Company retained GuideCap Partners LLC as its financial advisor to assist it in exploring and evaluating a broad range of strategic alternatives.  No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transactions.

Operating Activities.  Cash used in operations was $136,573 for the year ended December 31, 2013, as compared to cash used in operations in the amount of $138,595 for the year ended December 31, 2012.  The decrease in cash used in operations was despite additional expenses incurred in Sales and Marketing and is attributed to a lawsuit settlement that occurred in April 2013.  With certain cost reduction measures that were implemented in 2013 and with a 13% reduction in planned operating expenses for 2014, we anticipate a positive cash flow from operations going forward.

Investing Activities.  Cash used for investing activities was $251,714 and $347,233 for the years ended December 31, 2013 and 2012, respectively.  The cash outlay was for computer hardware and software to upgrade our data center infrastructure in order to provide a more cost effective method of data storage.

Financing Activities.  For the year ended December 31, 2013, $0 was used in financing activities as compared to cash used in financing activities of $14,456 for the year ended December 31, 2012.  This reduction in payments was attributed to all capital leases being paid off in 2012.

Liquidity

We believe that the funds generated by the operation of Officeware, along with the proceeds from the settlement of a lawsuit settled in the second quarter of 2013 and with a 13% reduction in planned operating expenses for 2014, will provide us with the necessary funds to operate our business.  While we have also undertaken various sales and marketing plans that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.  Our chief executive officer and president (our principal executive officer) and our chief financial officer (our principal financial officer) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) for us.  Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.  There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because the Company is neither an accelerated filer nor a large accelerated filer, this report does not include an attestation report of the Company’s registered public accounting firm regarding our internal controls.

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

4.6
Investor’s Rights Agreement, dated as of June 8, 2006, by and among Immediatek, Inc., Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

10.1
Stock Exchange Agreement, dated as of December 16, 2009, by and among Officeware Corporation, Timothy M. Rice, Chetan Jaitly and Radical Investments LP, Immediatek, Inc., and Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

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

10.6
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.7
Commercial Lease, by and between Officeware Corporation and Chow Family LLC, dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2011 and incorporated herein by reference).

10.8
Settlement and Assignment Agreement, dated as of April 22, 2013, by and between Dropbox, Inc. and Officeware Corporation d/b/a Filesanywhere.com (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 (filed on November 11, 2013) and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (filed on March 28, 2008) and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Immediatek, Inc.¸ a Nevada corporation

Date: March 28, 2014	By:	/s/ TIMOTHY M. RICE
	Name:	Timothy M. Rice
	Title:	President and Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TIMOTHY M. RICE
Timothy M. Rice	Director, President and Chief Executive Officer (principal executive officer)	March 28, 2014

/s/ TIMOTHY MCCRORY
Timothy McCrory	Vice President and Chief Financial Officer (principal financial officer)	March 28, 2014

/s/ ROBERT S. HART
Robert S. Hart	Director and Secretary	March 28, 2014

/s/ MARTIN WOODALL
Martin Woodall	Director	March 28, 2014

IMMEDIATEK, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Immediatek, Inc.

We have audited the accompanying consolidated balance sheets of Immediatek, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immediatek, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Hein & Associates LLP
Hein & Associates LLP
Dallas, TX
March 28, 2014

Immediatek, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Current assets:
Cash	$324,171	$712,458
Accounts receivable, net	148,979	187,056
Prepaid expenses and other current assets	83,303	76,745
Total current assets	556,453	976,259

Fixed assets, net	695,901	674,241
Intangible assets, net	755,662	1,010,258
Goodwill	766,532	766,532
Other assets	20,871	20,648

Total Assets	$2,795,419	$3,447,938

Current liabilities:
Accounts payable	$216,059	$167,432
Accrued liabilities	135,791	111,503
Deferred revenue	662,804	745,051
Total liabilities	1,014,654	1,023,986

Commitments and Contingencies (Notes 5 and 6)
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,355,772	5,313,772
Accumulated deficit	(7,090,872)	(6,405,685)
Total stockholders' deficit	(1,719,235)	(1,076,048)

Total Liabilities, Preferred Stock and Stockholders' Deficit	$2,795,419	$3,447,938

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012

Revenues	$3,251,550	$3,246,272
Cost of revenues	(1,388,521)	(1,206,200)
Gross margin	1,863,029	2,040,072
Expenses:
Research and development	893,771	950,417
Sales and marketing	981,432	545,912
General and administrative	926,481	762,855
Non-cash consulting expense-related party	42,000	82,000
Depreciation and amortization	325,627	330,203
Total expenses	3,169,311	2,671,387
Net operating loss	(1,306,282)	(631,315)
Other income (expense):
Other income	633,558	-
Interest income	775	1,945
Interest expense	-	(560)
Total other income (expense)	634,333	1,385
Income Tax Expense	13,238	15,833
Net loss	$(685,187)	$(645,763)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.04)	$(0.04)

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	15,865,641	$15,865	$5,231,772	$(5,759,922)	$(512,285)

Deemed contribution for services provided by stockholder	-	-	82,000	-	82,000
Net loss	-	-	-	(645,763)	(645,763)

Balance, December 31, 2012	15,865,641	$15,865	$5,313,772	$(6,405,685)	$(1,076,048)

Deemed contribution for services provided by stockholder	-	-	42,000	-	42,000
Net loss	-	-	-	(685,187)	(685,187)

Balance, September 30, 2013	15,865,641	$15,865	$5,355,772	$(7,090,872)	$(1,719,235)

See accompanying notes to consolidated financial statements.

Immediatek, Inc.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(685,187)	$(645,763)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	484,650	450,393
Non-cash consulting fees - related party	42,000	82,000
Changes in assets and liabilities:
Accounts receivable	38,077	(1,560)
Prepaid expenses and other assets	(6,781)	(42,136)
Accounts payable	48,627	108,576
Accrued liabilities	24,288	(75,826)
Deferred revenue	(82,247)	(14,279)
Net cash used in operating activities	(136,573)	(138,595)

Cash flows from investing activities
Purchase of fixed assets	(251,714)	(347,233)
Net cash used in investing activities	(251,714)	(347,233)

Cash flows from financing activities
Payments on capital leases	-	(14,456)
Net cash used in financing activities	-	(14,456)

Net decrease in cash	(388,287)	(500,284)
Cash at the beginning of the period	712,458	1,212,742
Cash at the end of the period	$324,171	$712,458

Supplemental disclosures:
Interest paid	-	560
Income Taxes Paid	15,000	15,833

See accompanying notes to consolidated financial statements.

IMMEDIATEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Immediatek, Inc. (“Immediatek”) was originally organized as a corporation on August 6, 1998, under the laws of the State of Nevada.  Prior to October 1, 2007, Immediatek, through its wholly-owned operating subsidiary, DiscLive, Inc., recorded live content, such as concerts and conferences, for sale. On October 1, 2007, DiscLive, Inc. ceased retail sales of its products in conjunction with the decision not to further pursue that line of business. It was determined that Immediatek re-entered the development stage at that time.  On August 29, 2007, Immediatek formed a wholly-owned subsidiary, IMKI Ventures, Inc. IMKI Ventures, Inc. acquired certain assets from a related party on August 31, 2007. Those acquired assets were developed into an e-commerce product called RadicalBuy, which was launched on October 23, 2007. As of September 30, 2010 we determined that it was in the best interest of Immediatek to cease operation of the RadicalBuy product.

On December 16, 2009, Immediatek entered into a Stock Exchange Agreement, as amended, pursuant to which it acquired Officeware Corporation (“Officeware”) by merger on April 1, 2010.  Due to the merger, it was determined that Immediatek ceased to be in the development stage as of April 1, 2010.

Officeware, a direct, wholly-owned subsidiary of Immediatek, provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers three primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers three customized products, called the FilesAnywhere Private Site, Dedicated Server, and Enterprise Server.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Private Site, Dedicated Server, and Enterprise Server products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

Officeware’s operations are primarily based in Bedford, Texas.  Additionally, Officeware has one employee and several consultants performing software maintenance and research and development in India.  The cost of the India operations was approximately $511,444 and $400,421 for the years ended December 31, 2013 and 2012, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

Basis of Presentation:  The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).  These consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, Officeware, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.  The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”).

Management Estimates and Significant Risks and Uncertainties:  The preparation of the consolidated financial statements, in conformity with GAAP, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods.  Actual results could differ from these estimates. Significant assumptions are required in the calculation of the allowance for doubtful accounts receivable and deferred taxes and the assessment of intangible assets and goodwill for impairment.  It is reasonably possible these estimates could be revised in the near term and the revisions could be material.

Business Segments:  The Company primarily operates in one business segment: e-commerce.

Cash:  The Company classifies all highly liquid investments with initial maturities of three months or less at the time of purchase as cash equivalents.  At times, cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Fixed Assets:  Fixed assets are stated at cost and depreciated using the straight-line method over the estimated lives of the assets.  The following table summarizes the estimated useful lives of fixed assets of the Company at December 31, 2013:

Estimated Useful Lives
Leasehold improvements	72 months
Furniture and fixtures	5 - 84 months
Computer hardware	2 - 60 months
Software	36 months
Transportation equipment	60 months

The following table summarizes the fixed assets of the Company at December 31, 2013 and 2012:

	2013	2012
Leasehold improvements	$46,254	$46,254
Furniture and fixtures	105,044	105,044
Computer hardware	2,220,904	2,016,120
Software	84,069	69,881
Transportation equipment	64,196	64,196
Total	2,520,467	2,301,495
Accumulated depreciation	(1,824,566)	(1,627,254)
Net fixed assets	$695,901	$674,241

Costs associated with software developed or obtained for internal use that are incurred in the development phase are capitalized and are amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses.

Repair and maintenance expenditures are charged to operations as incurred.  Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset.  When assets are impaired, retired or sold, the costs and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations.  Depreciation expense related to fixed assets totaled $230,054 and $195,797 for the years ended December 31, 2013 and 2012, respectively.

Long-lived Assets:  The Company reviews its long-lived assets periodically to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recognized.  These evaluations include comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.  There was no impairment during 2013 or 2012.

Revenue Recognition and Deferred Revenue:  Revenues are derived primarily from the service of data compilation, storage and related consulting.  Revenues billed in advance are deferred and recognized as the service is provided.  Revenues are presented net of sales taxes collected from customers.

Research and Development:  We have incurred $893,771 and $950,417 in 2013 and 2012, respectively, for the development of our technologies and services.  Research and development costs related to present and future products and services are charged to operations in the period incurred.  In accordance with authoritative guidance for the costs of computer software to be sold, leased or otherwise marketed, certain software development costs are capitalized after technological feasibility has been established.  The Company has not capitalized any software development costs as of December 31, 2013 and 2012.

Accounts Receivable, Net:  Accounts receivable, net are recorded at the invoice amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  At December 31, 2013 and December 31, 2012, accounts receivable are net of the allowance of $29,961 and $32,500, respectively. In establishing the allowance, management considers historical losses experienced, as well as trends, current receivables aging, and existing industry and national economic data.  Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  No bad debt expense was recorded during 2013, and a recovery of $36,504 was recorded during 2012.

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

Intangible assets will be evaluated for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  We will evaluate the recoverability of intangible assets by comparison of the carrying amount to the future undiscounted cash flows we expect the asset to generate.  If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.  The gross carrying amount and accumulated amortization, in total and by major intangible asset class, subject to amortization at December 31, 2013 and December 31, 2012, is as follows:

	December 31, 2013		December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade Name	$126,808	$(47,553)	$126,808	$(34,872)
Developed technology	729,423	(455,890)	729,423	(334,319)
Customer Relationships	842,413	(451,292)	842,413	(330,948)
Domain Name	11,753	-	11,753	-

Total	$1,710,397	$(954,735)	$1,710,397	$(700,139)

The aggregate amortization expense for the years ended December 31, 2013 and 2012 was $254,596 and $254,596, respectively.  The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year Ending Dec 31,	Amortization Expense
2014	254,596
2015	254,596
2016	163,418
2017	42,767
2018	12,681

Intangible assets not subject to amortization include certain domain names owned by the Company at December 31, 2013 and 2012 in the amount of $11,753 at each date.

Advertising Costs: Advertising costs are expensed as incurred in the financial statements.  Advertising costs are included in sales and marketing expenses and were $88,046 and $29,016 for the years ended December 31, 2013, and 2012, respectively.

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

The Company does not have any uncertain tax positions as of December 31, 2013 or 2012.  No interest or penalties have been accrued or recorded.  The Company’s income tax returns for the periods subsequent to December 31, 2010 remain open for examination by the relevant taxing authorities.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  The shares of Series A and Series B Convertible Preferred Stock, which are collectively convertible into 14,794,999 shares of common stock outstanding at December 31, 2013 and 2012, were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Liquidity As of December 31, 2013, the Company had $324,171 of cash, which management anticipates will sustain our operations. With a 13% reduction in planned operating expenses for 2014, management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2014. However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

On July 18, 2008, pursuant to a separate Securities Purchase Agreement, between the Company and Radical Holdings LP, the Company issued and sold to Radical Holdings LP 69,726 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $500,000, or $7.17092619 per share of Series B Convertible Preferred Stock.  The shares of Series B Convertible Preferred Stock are convertible into 231,195 shares of Company common stock.

A holder of a share of Series A or Series B Convertible Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the stockholders of the Company.  Each holder of shares of Series A or Series B Convertible Preferred Stock is entitled to the number of votes equal to the largest number of full shares of Company common stock into which all shares of Series A or Series B Convertible Preferred Stock held by that holder could be converted.  As of March 31, 2014, Radical Holdings LP beneficially owned 58.1% of the outstanding securities entitled to vote on matters required or permitted to be submitted to the stockholders of the Company.

On October 13, 2009, Immediatek entered into an Agreement to Amend and Restate Certificates of Designation with Radical Holdings LP.  As a result of this agreement, the Company filed amended and restated Certificates of Designation, Rights and Preferences for the Series A and Series B Convertible Preferred Stock that removed a certain portion of the re-pricing mechanism of the convertible feature of the Series A and Series B Convertible Preferred Stock. The result of these amendments is that, generally, should the Company issue new equity securities in the future for additional consideration, that issuance will not result in a change to the conversion price of the Series A or Series B Convertible Preferred Stock.

Dividends.  The holders of the Series A and Series B Convertible Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A and Series B Convertible Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on shares of our common stock.

Liquidation.  Upon our liquidation, dissolution or winding up, an acquisition of the Company that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Convertible Preferred Stock, pari passu with Series B Convertible Preferred Stock, are entitled to receive, out of our legally available funds and assets, before any payment is made to any shares of our common stock or other junior stock, an amount per share equal to the greater of:

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

Classification.  Since the redemption rights with respect to the Series A and Series B Convertible Preferred Stock are conditional, the Series A and Series B Convertible Preferred Stock are not recorded as liabilities, but are classified outside of permanent stockholders’ equity.  Except in the case of an ordinary liquidation event that involves the redemption and liquidation of all equity securities, accounting guidance provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity.  Radical Holdings LP controls over 50% of the voting securities of the Company because the Series A and Series B Convertible Preferred Stock held by Radical Holdings LP can vote on all matters in which the common stockholders are required or permitted to vote.  Therefore, Radical Holdings LP would be able to control a vote to redeem the Series A and Series B Convertible Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A and Series B Convertible Preferred Stock could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.

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

This agreement may be terminated upon 30 days’ written notice by Radical Ventures L.L.C. for any reason or by the Company in the event of Radical Ventures L.L.C.’s gross negligence. The Company also agreed to indemnify and hold harmless Radical Ventures L.L.C. for losses it incurs as a result of its performance of these services, except for losses resulting from Radical Ventures L.L.C.’s gross negligence or willful misconduct.  Further, the Company limited Radical Ventures L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to the Company by virtue of this agreement during the twelve months prior to that cause of action.

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

NOTE 4 – INCOME TAXES

While the Company had generated substantial tax loss carry forwards in prior years, the ability to use these loss carry forwards has been substantially limited as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the issuance and sale of the Series A Convertible Preferred Stock.  The Company has approximately $7,890,516 in net operating losses that begin to expire in 2022.  The Company has recorded a valuation allowance against its net deferred tax asset due to the uncertainty of the utilization of the net operating loss carry forwards in future periods.

The following table presents the components of the deferred tax assets and (liabilities) at December 31, 2013 and 2012:

Deferred Tax Asset:	2013	2012

Federal net operating loss - acquired	$907,800	$907,800
Federal net operating loss - successor	1,299,135	1,165,404
State tax credit	153,029	153,029
Amortization	(197,642)	(278,548)
Depreciation	(54,383)	(56,954)
Accrual to Cash	244,179	247,577
Capital Loss	3,762	3,762
R&D Credit	60,425	54,214
Valuation allowance	(2,416,305)	(2,196,284)
Deferred tax asset, net	$-	$-

The income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes.  The sources and tax effects of the differences are as follows for the years ended December 31, 2013 and 2012:

	2013	2012

Income tax benefit at statutory rate	$(232,964)	$(219,560)
State, net of federal benefit	8,737	$10,450
Permanent differences	17,442	18,407
Change in valuation allowance	220,023	206,536

	$13,238	$15,833

NOTE 5 – LEGAL PROCEEDINGS

From time to time we may become subject to or involved in proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our services, applications and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases:  We have non-cancelable operating leases for the use of office space.  Rental expense was $92,990 and $92,990 for the years ended December 31, 2013 and 2012, respectively.  The following table summarizes the Company’s obligations and commitments in effect as of December 31, 2013:

	Total	2014	2015	2016
Office space lease	285,783	97,183	102,124	86,476

NOTE 7 – SUBSEQUENT EVENTS

In February 2014, the Company retained GuideCap Partners LLC as its financial advisor to assist it in exploring and evaluating a broad range of strategic alternatives.  No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transactions.

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

4.6
Investor’s Rights Agreement, dated as of June 8, 2006, by and among Immediatek, Inc., Radical Holdings LP, Zach Bair and Paul Marin (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended March 31, 2006 (filed on June 26, 2006) and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.1
Stock Exchange Agreement, dated as of December 16, 2009, by and among Officeware Corporation, Timothy M. Rice, Chetan Jaitly and Radical Investments LP, Immediatek, Inc., and Radical Holdings LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

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

10.6
Management Services Agreement, dated March 17, 2011, between Immediatek, Inc. and Radical Ventures L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2011 and incorporated herein by reference).

10.7
Commercial Lease, by and between Officeware Corporation and Chow Family LLC, dated March 17, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2011 and incorporated herein by reference).

10.8
Settlement and Assignment Agreement, dated as of April 22, 2013, by and between Dropbox, Inc. and Officeware Corporation d/b/a Filesanywhere.com (filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 (filed on November 11, 2013) and incorporated herein by reference).

14.1
Immediatek, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (filed on March 28, 2008) and incorporated herein by reference).

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