Form 10-Q
period 2014-03-31
IMMEDIATEK INC
filed 2014-05-12
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 12, 2014, the issuer had 15,865,641 shares of common stock outstanding.

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

FORWARD−LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated by reference into this Quarterly Report on Form 10-Q include “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements generally can be identified as such because the context of the statement includes words such as “may,” “estimate,” “intend,” “plan,” “believe,” “expect,” “hope,” “anticipate,” “will,” “should” or other similar expressions.  Similarly, statements in this Quarterly Report on Form 10-Q that describe our objectives, plans or goals also are forward-looking statements.  These statements include those made on matters such as our financial condition, litigation, accounting matters, our business, our efforts to grow our business and increase efficiencies, our efforts to use our resources judiciously, our efforts to implement new financial software, our liquidity and sources of funding, our capital expenditures and our exploration and evaluation of a broad range of possible strategic alternatives.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report.  We assume no obligation to update any forward-looking statements.  Certain factors that could cause actual results to differ include, among others:

•	our inability to continue as a going concern;

•	our history of losses, which may continue;

•	our inability to utilize the funds received in a manner that is accretive;

•	our inability to generate sufficient funds from operating activities to fund operations;

•	difficulties in developing and marketing new products;

•	our inability to prevent or minimize interruptions in our service and interruptions to customer data access, and any related impact on our reputation;

•	our inability to retain existing recurring customers and attract new recurring customers;

•	our inability to execute our growth and acquisition strategy;

•	our dependence on third-party contractors, platforms, software, websites, and technologies used in the creation and maintenance of the FilesAnywhere service;

•	our exploration and evaluation of a broad range of possible strategic alternatives; and

•	general economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2014.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
Current assets:
Cash	$225,417	$324,171
Accounts receivable, net	255,612	148,979
Prepaid expenses and other current assets	61,107	83,303
Total current assets	542,136	556,453

Fixed assets, net	662,940	695,901
Intangible assets, net	692,013	755,662
Goodwill	766,532	766,532
Other assets	20,648	20,871

Total Assets	$2,684,269	$2,795,419

Current liabilities:
Accounts payable	$189,208	$216,059
Accrued liabilities	111,653	135,791
Deferred revenue	890,407	662,804
Total liabilities	1,191,268	1,014,654

Commitments and Contingencies:
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,366,272	5,355,772
Accumulated deficit	(7,389,136)	(7,090,872)
Total stockholders' deficit	(2,006,999)	(1,719,235)

Total Liabilities, Preferred Stock and Stockholders' Deficit	$2,684,269	$2,795,419

 See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2014	2013

Revenues	$747,877	$816,962
Cost of revenues	(300,365)	(367,710)
Gross margin	447,512	449,252
Expenses:
Research and development	182,393	216,460
Sales and marketing	202,500	232,920
General and administrative	266,086	212,071
Non-cash consulting expense-related party	10,500	10,500
Depreciation and amortization	80,787	81,488
Total expenses	742,266	753,439
Net operating loss	(294,754)	(304,187)
Other income:
Interest income	90	281
Total other income	90	281
Income Tax Expense	3,600	-
Net loss	$(298,264)	$(303,906)
Weighted average number of common shares
outstanding - basic and fully diluted	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Consolidated Statements of Cash Flow

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(298,264)	$(303,906)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	123,753	117,146
Non-cash consulting fees - related party	10,500	10,500
Changes in assets and liabilities:
Accounts receivable	(106,633)	(77,446)
Prepaid expenses and other assets	22,419	9,537
Accounts payable	(26,851)	59,616
Accrued liabilities	(24,138)	23,592
Deferred revenue	227,603	67,352
Net cash provided by/(used in) operating activities	(71,611)	(93,609)

Cash flows from investing activities
Purchase of fixed assets	(27,143)	(120,684)
Net cash used in investing activities	(27,143)	(120,684)

Net decrease in cash	(98,754)	(214,293)
Cash at the beginning of the period	324,171	712,458
Cash at the end of the period	$225,417	$498,165

See accompanying notes to unaudited consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Officeware Corporation (“Officeware”), a direct, wholly owned subsidiary of Immediatek, Inc. (“Immediatek”), provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers three primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers two customized products, called the FilesAnywhere Professional and Enterprise Plans.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Professional and Enterprise Plan products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

Officeware’s operations are primarily based in Bedford, Texas. Additionally, Officeware has one employee and several consultants performing software maintenance and research and development in India.  The cost of the India operations was approximately $89,011 and $140,075 for the three months ended March 31, 2014 and 2013, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

Basis of Presentation:  The accompanying unaudited consolidated financial statements of Immediatek have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and formatted disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been omitted pursuant to SEC rules and regulations.  These consolidated financial statements include the accounts of Immediatek’s wholly-owned subsidiaries, Officeware, DiscLive, Inc. and IMKI Ventures, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.  The Company follows the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”).  The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

The Company’s consolidated balance sheet at March 31, 2014 and consolidated statements of operations for the three months ended March 31, 2014 and 2013 and consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 31, 2014 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  Net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  The shares of Series A and Series B Convertible Preferred Stock, which are collectively convertible into 14,794,999 shares of common stock as of March 31, 2014 and March 31, 2013, were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Liquidity: If we need additional capital in the future, it may not be available on favorable terms, or at all.  We may require, or elect to access, additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities.  We may not be able to secure additional financing on favorable terms, or at all.  The terms of additional financing may place limits on our financial and operating flexibility.  If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock.  If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

NOTE 2 – RELATED PARTY TRANSACTIONS

Management Services Agreement.  On December 31, 2009, the Company entered into a Management Services Agreement with Radical Ventures, L.L.C., an affiliate of Radical Holdings LP, our largest shareholder. Pursuant to this Management Services Agreement, personnel of Radical Ventures, L.L.C. provide certain management services to the Company, including, among others, legal, financial, marketing and technology services. These services are provided to us at a cost of $3,500 per month; however, the Company is not required to pay these fees or reimburse expenses and, accordingly, accounts for these costs of services and expenses as deemed contributions to the Company. This agreement was amended on March 17, 2011, to be effective as of December 31, 2010.

This agreement may be terminated upon 30 days’ written notice by Radical Ventures, L.L.C. for any reason or by the Company in the event of Radical Ventures, L.L.C.’s gross negligence. The Company has also agreed to indemnify and hold harmless Radical Ventures, L.L.C. for losses it incurs as a result of its performance of these services, except for losses resulting from Radical Ventures, L.L.C.’s gross negligence or willful misconduct. Further, the Company has limited Radical Ventures, L.L.C.’s maximum aggregate liability for damages under this agreement to the amounts deemed contributed to the Company by virtue of this agreement during the twelve months prior to the cause of action.

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

Our Business

General

Immediatek is a Nevada corporation.  Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888) 661-6565.  On April 1, 2010, Immediatek acquired Officeware by merger.  As a result of the merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock at the time of the merger.  Radical Holdings LP owns the Company’s Series A and Series B Convertible Preferred Stock.  In addition, in connection with the merger, Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.

Currently, the Company primarily operates in one business segment: e-commerce.  Our services and products are primarily offered through Officeware.  Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers three primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers two customized products, called the FilesAnywhere Professional and Enterprise Plans.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Professional and Enterprise Plan products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware also provides specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Year Ended March 31,
	2014	2013

Net loss	$(298,264)	$(303,906)
Net cash used in operating activities	$(71,611)	$(93,609)

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three months ended March 31, 2014, from the revenue generated by Officeware and the remaining proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  With a 13% reduction in planned operating expenses for 2014, management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

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

Additionally, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 31, 2014.

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

Operations Review

The Three Months Ended March 31, 2014 Compared to
the Three Months Ended March 31, 2013

Immediatek, Inc.
Consolidated Statements of Operations

	For the Three Months Ended March 31,		2014 vs 2013
	2014	2013	Change	% Change

Revenues	$747,877	$816,962	$(69,085)	(8.5%)
Cost of revenues	(300,365)	(367,710)	67,345	18.3%
Gross margin	447,512	449,252	(1,740)	(0.4%)
Expenses:
Research and development	182,393	216,460	34,067	15.7%
Sales and marketing	202,500	232,920	30,420	13.1%
General and administrative	266,086	212,071	(54,015)	(25.5%)
Non-cash consulting expense-related party	10,500	10,500	-	-
Depreciation and amortization	80,787	81,488	701	0.9%
Total expenses	742,266	753,439	11,173	1.5%
Net operating loss	(294,754)	(304,187)	9,433	3.1%
Other income:
Interest income	90	281	(191)	(68.0%)
Total other income	90	281	(191)	(68.0%)
Income Tax Expense	3,600	-	3,600	100.0%
Net loss	$(298,264)	$(303,906)	$5,642	1.9%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have decreased for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013.  This decrease is due to a 28.4% decline in our consumer revenue netted with an increase of 13.2% in our corporate customer revenue.  To combat pressures from the competition, we are actively working on significant enhancements to our FilesAnywhere product that we expect to result in increased corporate users and, consequently, increased market share.  In an effort to become more competitive in the consumer market, we have also made several hardware enhancements to improve our storage capabilities, lowered our pricing and offered additional free storage.  Despite these actions, however, we have continued to experience a decrease in our consumer customer base.  Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues decreased $67,345, as we have implemented several different cost cutting measures over the last three quarters.  This decrease of approximately 18.3% over the three month period ending March 31, 2013 is attributed to reduced staffing and the savings recognized from the relocation of our primary data center.  We are continuing to improve our business platform that will allow us to translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased 15.7% for the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2013.  This is attributed to the reduced use of outside consultants for software development purposes.

Sales and Marketing.  Sales and Marketing expenses decreased 13.1% compared to the same three month period last year.  This is primarily attributed to moving our marketing efforts to an outside firm and reducing the staffing in our internal marketing department.

General and Administrative Expense.  General and administrative expense increased $54,015 for the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2013.  This increase is primarily attributed to $35,702 in audit fees recorded in the first quarter of 2014 compared to the comparable fees in 2013 that were not recorded until the second quarter of 2013.  We also incurred an additional $10,000 in professional fees in February 2014 as a result of the retainer paid to GuideCap Partners LLC to assist us in exploring and evaluating a broad range of strategic alternatives.

Depreciation and Amortization.  Depreciation and Amortization expense did not materially change on a three month comparison basis.

Net Operating Loss and Net Loss

Net Operating Loss.  Net operating loss was $294,754 for the three months ended March 31, 2014, which is a decrease of $9,433, or 3.1%, from $304,187 for the corresponding period in 2013.  The decrease in net operating loss is attributed to the $78,518 decrease in overall operating expenses that offset the decrease in revenue for the same time period.  We hope that with our increased investments in infrastructure, along with a new pricing structure, we will be able to regain the market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also hope that the new product enhancements will drive increased corporate sales.

Net Loss.  Net loss was $298,264 for the three months ended March 31, 2014 compared to $303,906 for the same period of 2013.  This decrease is also attributed to the $78,518 decrease in overall operating expenses.

Liquidity and Capital Resources and Financial Position

General

We funded our operations during the three months ended March 31, 2014, from the revenue generated from Officeware’s operations and the remaining proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  As of March 31, 2014, we had $225,417 of cash, which management anticipates will sustain our operations.  With a 13% reduction in planned operating expenses for 2014, management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2014.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our goal is to increase the products and services offered through Officeware, which we hope will generate sufficient revenue to support our operations.  No assurances, however, can be given that these lines of business will generate sufficient operating funds to support our operating activities.  In addition, we continue to explore whether other companies may have interest in utilizing our technology to deliver their content and allow for interactivity with their customers or users across these various platforms.

The demand for our Officeware consumer products and services is still in decline due to the continued competitive pricing strategies employed by our competitors.  We expected to reverse this trend after we implemented our new storage platform in the second quarter of 2013.  This allowed us to become more price competitive with our base consumer product.  However, we have seen continued downward pricing pressure from our competitors on the consumer side of the business, which has caused a continued decrease in consumer revenues.  To partially offset this decline in consumer revenue, we have seen a 13.2% increase in our corporate revenue due to the increased investment in our product features.  We introduced significant enhancements to our product in the fourth quarter of 2013 and plan to roll out two additional features in the second quarter of 2014 that we hope will increase the marketability of our corporate product.

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

In February 2014, we retained GuideCap Partners LLC as our financial advisor to assist us in exploring and evaluating a broad range of strategic alternatives.  No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transactions.

Operating Activities.  Cash used in operations was $71,611 in the three months ended March 31, 2014, as compared to cash used in operations of $93,609 for the three months ended March 31, 2013. The decrease in cash used in operations is attributed to an overall decrease in net operating loss and an increase in deferred revenue.

Investing Activities.  Cash used for investing activities was $27,143 and $120,684 for the three months ended March 31, 2014 and March 31, 2013, respectively.  The cash outlay was for computer hardware as we continue to upgrade our existing infrastructure.

Liquidity

We believe that the funds generated by the operation of Officeware, along with the remaining proceeds from a lawsuit settled in the second quarter of 2013 and a 13% reduction in planned operating expenses for 2014, will provide us with the necessary funds to operate our business.  While we have also undertaken various sales and marketing plans that we believe will increase funds generated from operating activities, no assurances can be given that those plans and measures will be successful.

If we determine that we need additional capital in the future, it may not be available on favorable terms, or at all, which could place limits on our financial and operating flexibility.  Furthermore, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock.  An inability to obtain necessary financing on terms satisfactory to us, if and when we require it, could negatively affect our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

The Company is involved from time to time in claims, proceedings and litigation.  Please refer to “Item 3.  Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on March 31, 2014.

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

Date: May 12, 2014	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer and President
(On behalf of the Registrant and as Principal Executive Officer)

Date: May 12, 2014

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
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