Form 10-Q
period 2014-06-30
IMMEDIATEK INC
filed 2014-08-14
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the issuer had 15,865,641 shares of common stock outstanding.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.
Immediatek, Inc.
Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
Current assets:
Cash	$143,135	$324,171
Accounts receivable, net	394,200	148,979
Prepaid expenses and other current assets	92,543	83,303
Total current assets	629,878	556,453

Fixed assets, net	606,267	695,901
Intangible assets, net	628,364	755,662
Goodwill	766,532	766,532
Other assets	26,442	20,871

Total Assets	$2,657,483	$2,795,419

Current liabilities:
Accounts payable	$297,374	$216,059
Accrued liabilities	128,072	135,791
Deferred revenue	912,200	662,804
Total liabilities	1,337,646	1,014,654

Preferred Stock:
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,376,772	5,355,772
Accumulated deficit	(7,572,800)	(7,090,872)
Total stockholders' deficit	(2,180,163)	(1,719,235)

Total Liabilities, Preferred Stock and Stockholders' Deficit	$2,657,483	$2,795,419

 See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$824,119	$783,651	$1,571,996	$1,600,613
Cost of revenues	(280,764)	(376,809)	(581,129)	(744,519)
Gross margin	543,355	406,842	990,867	856,094
Expenses:
Research and development	190,317	223,562	372,710	440,022
Sales and marketing	176,681	300,161	379,181	533,080
General and administrative	267,289	265,965	533,376	477,988
Non-cash consulting expense-related party	10,500	10,500	21,000	21,000
Depreciation and amortization	80,377	81,715	161,165	163,252
Total expenses	725,164	881,903	1,467,432	1,635,342
Net operating loss	(181,809)	(475,061)	(476,565)	(779,248)
Other income:
Litigation settlement income	-	633,334	-	633,334
Other income	796	-	796	-
Interest income	41	170	133	452
Total other income	837	633,504	929	633,786
Income Tax Expense	2,692	-	6,292	-
Net Income (loss)	$(183,664)	$158,443	$(481,928)	$(145,462)
Weighted average number of common
shares outstanding:
Basic	15,865,641	15,865,641	15,865,641	15,865,641
Fully Diluted	-	30,660,640	-	-
Income (loss) per common share
attributable to common stockholders:
Basic	$(0.01)	$0.01	$(0.03)	$(0.01)
Fully diluted	$(0.01)	$0.01	$(0.03)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.
Unaudited Consolidated Statements of Cash Flow

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(481,928)	$(145,462)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	247,406	238,329
Non-cash consulting fees - related party	21,000	21,000
Changes in assets and liabilities:
Accounts receivable	(245,221)	(63,749)
Prepaid expenses and other assets	(14,811)	(8,640)
Accounts payable	81,315	91,013
Accrued liabilities	(7,719)	18,924
Deferred revenue	249,396	159,466
Net cash provided by/(used in) operating activities	(150,562)	310,881

Cash flows from investing activities
Purchase of fixed assets	(30,474)	(200,685)
Net cash used in investing activities	(30,474)	(200,685)

Net decrease in cash	(181,036)	110,196
Cash at the beginning of the period	324,171	712,458
Cash at the end of the period	$143,135	$822,654

Income taxes paid	$12,500	$15,338

See accompanying notes to unaudited consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Officeware’s operations are primarily based in Bedford, Texas.  Additionally, Officeware has one employee and several consultants performing software maintenance and research and development in India.  The cost of the India operations was approximately $88,226 and $177,238 for the three and six months ended June 30, 2014, respectively, and was approximately $143,977 and $284,052 for the three and six months ended June 30, 2013, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

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

The Company’s consolidated balance sheet at June 30, 2014 and consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and  consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature.  The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 31, 2014 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  For the three and six months ended June 30, 2014 and the six months ended June 30, 2013, Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.  For the three months ended June 30, 2013, the weighted average number of shares of common stock outstanding was 30,660,640 for calculating diluted income per share.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Liquidity: Management believes that through current and planned operations, the company should be able to meet all of its obligations.   If we need additional capital in the future, it may not be available on favorable terms, or at all.  We may require, or elect to access, additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities.  We may not be able to secure additional financing on favorable terms, or at all.  The terms of additional financing may place limits on our financial and operating flexibility.  If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock.  If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Our Business

General

Immediatek is a Nevada corporation.  Our principal executive offices are located at 3301 Airport Freeway, Suite 200, Bedford, Texas 76021, and our telephone number is (888) 661-6565.  On April 1, 2010, Immediatek acquired Officeware by merger.  As a result of the merger, Immediatek became the sole shareholder of Officeware and Officeware shareholders received 12,264,256 shares of Immediatek common stock for all of the outstanding shares of stock of Officeware.  Radical Investments LP, an affiliate of Radical Holdings LP, owned 24.6% of the Officeware common stock at the time of the merger.  Radical Holdings LP owns all of the outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock.  In addition, in connection with the merger, Immediatek issued and sold, and Radical Holdings LP, Darin Divinia, Dawn Divinia, Robert Hart, Kimberly Hart and Martin Woodall collectively purchased, 3,066,064 shares of Immediatek common stock for an aggregate purchase price of $1.0 million, or approximately $0.33 per share.  Due to the merger, it was determined that the Company ceased to be in the development stage as of April 1, 2010.

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

History of Operating Losses

The following tables present our net income (loss) and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Net income (loss)	$(183,664)	$158,443
Net cash provided by (used in) operating activities	$(78,851)	$404,440

	For the Six Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Net loss	$(481,928)	$(145,462)
Net cash provided by (used in) operating activities	$(150,562)	$310,881

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three and six months ended June 30, 2014, from the revenue generated by Officeware and the remaining proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  With the planned operating expense reductions in place for 2014, management estimates that the Company will generate sufficient funds from operations to fund future operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

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

Operations Review

The Three Months Ended June 30, 2014 Compared to
the Three Months Ended June 30, 2013

	For the Three Months Ended June 30,		2014 vs 2013
	2014	2013	Fav/(Unfav) Variance	% Variance

Revenues	$824,119	$783,651	$40,468	5.16%
Cost of revenues	(280,764)	(376,809)	96,045	25.49%
Gross margin	543,355	406,842	136,513	33.55%
Expenses:
Research and development	190,317	223,562	33,245	14.87%
Sales and marketing	176,681	300,161	123,480	41.14%
General and administrative	267,289	265,965	(1,324)	(0.50%)
Non-cash consulting expense-related party	10,500	10,500	-	-
Depreciation and amortization	80,377	81,715	1,338	1.64%
Total expenses	725,164	881,903	156,739	17.77%
Net operating income (loss)	(181,809)	(475,061)	293,252	61.73%
Other income:
Litigation settlement income	-	633,334	(633,334)	(100.00%)
Other income	796	-	796	100.00%
Interest income	41	170	(129)	(75.88%)
Total other income	837	633,504	(632,667)	(99.87%)
Income Tax Expense	2,692	-	(2,692)	-
Net income (loss)	$(183,664)	$158,443	$(342,107)	(215.92%)

The Six Months Ended June 30, 2014 Compared to
the Six Months Ended June 30, 2013

	For the Six Months Ended June 30,		2014 vs 2013
	2014	2013	Fav/(Unfav) Variance	% Variance

Revenues	$1,571,996	$1,600,613	$(28,617)	(1.79%)
Cost of revenues	(581,129)	(744,519)	163,390	21.95%
Gross margin	990,867	856,094	134,773	15.74%
Expenses:
Research and development	372,710	440,022	67,312	15.30%
Sales and marketing	379,181	533,080	153,899	28.87%
General and administrative	533,376	477,988	(55,388)	(11.59%)
Non-cash consulting expense-related party	21,000	21,000	-	-
Depreciation and amortization	161,165	163,252	2,087	1.28%
Total expenses	1,467,432	1,635,342	167,910	10.27%
Net operating loss	(476,565)	(779,248)	302,683	38.84%
Other income:
Litigation settlement income	-	633,334	(633,334)	(100.00%)
Other income	796	-	796	100.00%
Interest income	133	452	(319)	(70.58%)
Total other income	929	633,786	(632,857)	(99.85%)
Income Tax Expense	6,292	-	(6,292)	-
Net loss	$(481,928)	$(145,462)	$(336,466)	(231.31%)

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have increased for the three months ending June 30, 2014 compared to the three month period ending June 30, 2013 due to the recognition of set-up fees from a Software Reseller and License Agreement that was entered into on June 24, 2014, with Konica Minolta Business Solutions U.S.A., Inc., referred to as the Konica Minolta contract.  For the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013, revenues decreased approximately 1.8%.  This decrease is due to 29% attrition in our consumer business that was partially offset by an 8% increase in our corporate business.  To combat pricing pressures we are experiencing on our consumer business from the competition, we are actively working on significant enhancements to our FilesAnywhere product that we expect to result in increased corporate users and, consequently, increased market share.  In an effort to become more competitive in the consumer market, we have also made several hardware enhancements to improve our storage capabilities, lowered our pricing and offered additional free storage.  Despite these actions, however, we have continued to experience a decrease in our consumer customer base. Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues decreased, as we have implemented the planned expense reductions that have brought our gross margin back in-line with the current level of sales.  The decrease of approximately 25% over the three month period ending June 30, 2013 was attributed to the completion of the consolidation of our data centers and a related staffing adjustment due to the consolidation.  The decrease of approximately 22% over the six month period ending June 30, 2013 was attributed to the same factors discussed above.  We are continuing to improve our business platform that will allow us to translate growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased approximately 15% for the three month period ended June 30, 2014, as compared to the three month period ended June 30, 2013.  This decrease was attributed to a reduction in the number of contract developers being utilized in India.  Research and development expenses decreased approximately 15% for the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013.  This was due to the same factors discussed above.

Sales and Marketing.  Sales and Marketing expenses decreased 41% for the three months ended June 30, 2014 compared to the same three month period last year, as we have reduced our internal marketing department  and  outsourced the marketing function to a third party.  We have also reduced our internet based marketing expenses as we redesign our marketing campaign, which we anticipate will roll out in the third quarter.  Sales and Marketing expenses decreased 29% for the six months ended June 30, 2014 compared to the same six month period last year, due to the same factors discussed above.

General and Administrative Expense.  General and administrative expense remained relatively flat for the three month period ended June 30, 2014, as compared to the three month period ended June 30, 2013.  General and administrative expense increased for the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013.  The difference was primarily attributed to an increase in audit, tax and legal professional fees.

Depreciation and Amortization.  Depreciation and Amortization expense did not have a material change on a three or six month comparison basis.

Net Operating Loss and Net Income (Loss)

Net Operating Loss.  Net operating loss was $181,809 for the three months ended June 30, 2014, which is a decrease of $293,252, or 62%, from $475,061 for the corresponding period in 2013.  Net operating loss was $476,565 for the six months ended June 30, 2014, which is a decrease of $302,683, or 39%, from $779,248 for the corresponding period in 2013.  These decreases in net operating loss are attributed to revenue generated from the Konica Minolta contract and planned expense reductions in both cost of sales and research and development. We have also reduced internet marketing, which has resulted in a decrease in marketing expenses in 2014 from 2013 as we redesign our marketing campaign.  We hope that with our increased investments in infrastructure, along with a new pricing structure, we will be able to regain the market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also hope that the new product enhancements will drive increased corporate sales.

Net Income (Loss).  Net loss was $183,664 for the three months ended June 30, 2014 compared to $158,443 in net income for the same period of 2013.  This decrease was attributed to the lack of income from a litigation settlement that was recorded in 2013.  Net loss was $481,928 for the six months ended June 30, 2014 compared to $145,462 for the same period of 2013.  This increase was attributed to the same factor as discussed above.

Liquidity and Capital Resources and Financial Position

General

We funded our operations during the three and six months ended June 30, 2014, from the revenue generated from Officeware’s operations and the remaining proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  As of June 30, 2014, we had $143,135 of cash, which management anticipates will sustain our operations.  With the planned operating expense reductions in place for 2014, management anticipates that the operating cash flows of the Company will be positive for the fiscal year ending December 31, 2014. However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

The demand for our Officeware consumer products and services is still in decline due to the continued competitive pricing strategies employed by our competitors.  We expected to reverse this trend after we implemented our new storage platform in the second quarter of 2013.  This allowed us to become more price competitive with our base consumer product.  However, we have seen continued downward pricing pressure from our competitors on the consumer side of the business, which has caused a continued decrease in consumer revenues.  To partially offset this decline in consumer revenue, we have seen an 8% increase in our corporate revenue due to the increased investment in our product features.  We introduced significant enhancements to our product in the fourth quarter of 2013 and two additional features in the second quarter of 2014, which we hope will increase the marketability of our corporate product.

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

Operating Activities.  Cash used in operations was $78,851in the three months ended June 30, 2014, as compared to cash provided by operations of $404,440 for the three months ended June 30, 2013. The increase in cash used in operations was attributed to an increase in net loss and in accounts receivable that was collected shortly after the end of the second quarter of 2014.   Cash used in operations was $150,562 in the six months ended June 30, 2014, as compared to cash provided by operations of $310,881 for the six months ended June 30, 2013. The decrease in cash used in operations was attributed to an increase in net loss over 2013 and a significant increase in accounts receivable.  The aged accounts receivable balance has been subsequently collected but still remains higher than 2013 due to an invoice for set-up fees under the Konica Minolta contract that was billed at the end of the second quarter of 2014.

Investing Activities.  Cash used for investing activities was $3,431 and $120,684 for the three months ended June 30, 2014 and June 30, 2013, respectively.  The cash outlay was for infrastructure and storage equipment upgrades.  Cash used for investing activities was $30,474 and $200,685 for the six months ended June 30, 2014 and June 30, 2013, respectively.  The cash outlay was for infrastructure and storage equipment upgrades.

Our material commitments for capital expenditures as of June 30, 2014 are $2,369.  We intend to use funds generated by the operation of Officeware to meet these commitments.

Liquidity

We believe that the funds generated by the operation of Officeware, along with the remaining proceeds from a lawsuit settled in the second quarter of 2013, will provide us with the necessary funds to operate our business.  With the planned operating expense reductions in place for 2014 and the various sales and marketing plans that have been undertaken, we believe there will be an increase in funds generated from operating activities, although no assurances can be given that those plans and measures will be successful.

If we determine that we need additional capital in the future, it may not be available on favorable terms, or at all, which could place limits on our financial and operational flexibility.  Furthermore, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock.  An inability to obtain necessary financing on terms satisfactory to us, if and when we require it, could negatively affect our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

10.1*+	Software Reseller and License Agreement, dated as of June 24, 2014, by and between Officeware Corporation and Konica Minolta Business Solutions U.S.A., Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

Exhibit Number	Description of Exhibit
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Indicates document filed herewith.
+	Indicates confidential information has been omitted from this document and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer and President
(On behalf of the Registrant and as Principal Executive Officer)

Date: August 14, 2014

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
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

10.1*+	Software Reseller and License Agreement, dated as of June 24, 2014, by and between Officeware Corporation and Konica Minolta Business Solutions U.S.A., Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

*	Indicates document filed herewith.
+	Indicates confidential information has been omitted from this document and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.