Form 10-Q
period 2014-09-30
IMMEDIATEK INC
filed 2014-11-12
CIK 1084182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 12, 2014, the issuer had 15,865,641 shares of common stock outstanding.

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

PART I – UNAUDITED FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Immediatek, Inc.

Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
Current assets:
Cash	$109,334	$324,171
Accounts receivable, net of allowance for doubtful accounts of	133,947	148,979
$8,484 in 2014 and $30,177 in 2013
Prepaid expenses and other current assets	85,104	83,303
Total current assets	328,385	556,453

Fixed assets, net	651,235	695,901
Intangible assets, net	564,715	755,662
Goodwill	766,532	766,532
Other assets	26,442	20,871
Total Assets	$2,337,309	$2,795,419
Current liabilities:
Accounts payable	$286,225	$216,059
Accrued liabilities	114,603	135,791
Deferred revenue	792,384	662,804
Current portion of capital lease obligations	34,768	-
Total current liabilities	1,227,980	1,014,654
Capital lease obligations	63,330	-
Total liabilities	1,291,310	1,014,654
Commitments and Contingencies:
Series A convertible preferred stock (conditionally redeemable); $0.001 par value
4,392,286 authorized, issued and outstanding; redemption/liquidation
preference of $3,000,000	3,000,000	3,000,000
Series B convertible preferred stock (conditionally redeemable); $0.001 par value
69,726 authorized, issued and outstanding; redemption/liquidation
preference of $500,000	500,000	500,000
Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 15,865,641
shares issued and outstanding	15,865	15,865
Additional paid in capital	5,387,272	5,355,772
Accumulated deficit	(7,857,138)	(7,090,872)
Total stockholders' deficit	(2,454,001)	(1,719,235)

Total Liabilities, Preferred Stock and Stockholders' Deficit	$2,337,309	$2,795,419

See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$732,774	$848,903	$2,304,771	$2,449,516
Cost of revenues	(336,577)	(344,903)	(917,706)	(1,089,422)
Gross margin	396,197	504,000	1,387,065	1,360,094
Expenses:
Research and development	183,588	240,353	556,298	680,375
Sales and marketing	170,963	277,738	550,144	810,818
General and administrative	233,033	195,470	766,410	673,458
Non-cash consulting expense-related party	10,500	10,500	31,500	31,500
Depreciation and amortization	80,480	81,577	241,645	244,829
Total expenses	678,564	805,638	2,145,997	2,440,980
Net operating loss	(282,367)	(301,638)	(758,932)	(1,080,886)
Other income:
Litigation settlement income	-	-	-	633,334
Other income	1,594	-	2,390	-
Interest income	34	170	169	621
Total other income	1,628	170	2,559	633,955
Income Tax Expense	3,600	-	9,892	-
Net Loss	$(284,339)	$(301,468)	$(766,265)	$(446,931)
Weighted average number of common
shares outstanding- basic and fully diluted	15,865,641	15,865,641	15,865,641	15,865,641
Basic and diluted loss per common share
attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.03)

See accompanying notes to unaudited consolidated financial statements.

Immediatek, Inc.

Unaudited Consolidated Statements of Cash Flow

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(766,265)	$(446,931)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	376,479	362,799
Non-cash consulting fees - related party	31,500	31,500
Changes in assets and liabilities:
Accounts receivable	15,032	8,198
Prepaid expenses and other assets	(7,372)	(13,789)
Accounts payable	70,166	91,970
Accrued liabilities	(21,189)	19,613
Deferred revenue	129,580	24,442
Net cash provided by/(used in) operating activities	(172,069)	77,802

Cash flows from investing activities:
Purchase of fixed assets	(36,563)	(225,520)
Net cash used in investing activities	(36,563)	(225,520)

Cash flows from financing activities:
Payments on capital lease	(6,205)	-
Net cash used in financing activities	(6,205)	-

Net decrease in cash	(214,837)	(147,718)
Cash at the beginning of the period	324,171	712,458
Cash at the end of the period	$109,334	$564,740

Supplemental disclosures:
Income taxes paid	$12,500	$15,338

Supplemental schedule of non-cash investing
and financing activities:
Capital expenditures funded by capital lease borrowings	$104,303	$-

See accompanying notes to unaudited consolidated financial statements.

IMMEDIATEK, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Officeware’s operations are primarily based in Bedford, Texas.  Additionally, Officeware has one employee and several consultants performing software maintenance and research and development in India.  The cost of the India operations was approximately $87,469 and $264,706 for the three and nine months ended September 30, 2014, respectively, and was approximately $131,022 and $415,074 for the three and nine months ended September 30, 2013, respectively, and is included in research and development expenses in Immediatek’s consolidated financial statements.

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

The Company’s consolidated balance sheet at September 30, 2014 and consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited.  In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  These adjustments were of a normal, recurring nature.  The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year.  Additional information is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 31, 2014 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Net Loss per Share:  For the three and nine months ended September 30, 2014 and 2013, the weighted average number of shares of common stock outstanding was the same for calculating both basic and diluted loss per share.  Series A and Series B Convertible Preferred Stock convertible into 14,794,999 shares of common stock were not included in the computation of diluted loss per share, as the effect of their inclusion would be anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Liquidity:  Management believes that the funds generated by the operation of Officeware, along with the remaining proceeds from a lawsuit settled in the second quarter of 2013, will provide us with the necessary funds to operate our business for 2014. With the planned operating expense reductions in place for 2014 and the various sales and marketing plans that we have undertaken along with new product offerings, we believe there will be an increase in funds generated from operating activities, although no assurances can be given that those plans and measures will be successful.

If we determine that we need additional capital in the future, it may not be available on favorable terms, or at all, which could place limits on our financial and operational flexibility.  Furthermore, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock.  An inability to obtain necessary financing on terms satisfactory to us, if and when we require it, could negatively affect our ability to grow or support our business and to respond to business challenges.

NOTE 2 – SIGNIFICANT NON-CASH TRANSACTION

Capital Lease.  On July 17, 2014, the Company entered into a capital lease for the purchase of computer equipment with VAR Resources in the amount of $104,303.  This capital lease is payable in 36 equal monthly installments and bears zero percent interest, as the fair value of the asset equals the stated value.

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

Currently, the Company primarily operates in one business segment: e-commerce.  Our services and products are primarily offered through Officeware.  Officeware provides online back-up, file storage and other web-based services for individuals, businesses and governmental organizations.  Officeware offers four primary services.  First, Officeware operates the website FilesAnywhere.com, primarily designed for individuals and small businesses to allow them to establish a self-service account, enabling them to, among other things, store files on Officeware servers, share and collaborate on documents with other people online, and backup their computers to FilesAnywhere cloud storage.  Second, for larger business users, Officeware offers two customized products, called the FilesAnywhere Professional and Enterprise Plans.  These corporate offerings are designed to meet the specific requirements of each business customer or organization.  The Professional and Enterprise Plan products provide flexible cloud storage and unlimited scalability for users, groups and internet applications, along with client-specific branding and web interfaces, customer data interfaces, and tailored security for mixed corporate environments.  Third, Officeware provides an On-Premise solution for large enterprise clients and reseller partners. This solution is for companies who require document sharing and collaboration services and data storage to be hosted from their own data center locations or internal network. This product was introduced in the third quarter of 2014 and allows customers to install a customized version of the FilesAnywhere software system on their own hardware.  This provides the same functionality as our Professional and Enterprise plans, but adds increased security by allowing the client or partner greater control over physical data storage and network security, and allows for file integration with other internal network systems or partner offerings at the customer data center.  Fourth, Officeware offers specialized information technology services related to the development of web based databases and data storage on a contract basis for clients.

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

History of Operating Losses

The following tables present our net loss and cash provided by or used in operating activities for the periods indicated.

	For the Three Months Ended September 30,
	2014	2013

Net loss	$(284,339)	$(301,468)
Net cash used in operating activities	$(21,447)	$(233,078)

	For the Nine Months Ended September 30,
	2014	2013

Net loss	$(766,265)	$(446,931)
Net cash provided by (used in) operating activities	$(172,069)	$77,802

Our existence and operations are dependent upon our ability to generate sufficient funds from operations to fund operating activities.

We funded our operations during the three and nine months ended September 30, 2014, from the revenue generated by Officeware and the remaining proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  With the planned operating expense reductions in place for 2014 and the On-Premise solution, which was introduced in the third quarter of 2014 and which is already being sold, management estimates that the Company will generate sufficient funds from operations to fund future basic operating activities, though the Company anticipates that any excess funds generated would be reinvested into the Company through our increased investment in infrastructure, marketing, sales operations, capital expenditures and research and development.

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

Competition.  There are companies in our industry that have far more financial resources and a larger market share than us.  In order to compete with these companies, we will be required to be innovative and create more attractive functions and features while maintaining a competitive price structure.

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

Operations Review

The Three Months Ended September 30, 2014 Compared to
the Three Months Ended September 30, 2013

	For the Three Months Ended September 30,		2014 vs 2013
	2014	2013	Fav/(Unfav) Variance	% Variance

Revenues	$732,774	$848,903	$(116,129)	(13.68%)
Cost of revenues	(336,577)	(344,903)	8,326	2.41%
Gross margin	396,197	504,000	(107,803)	(21.39%)
Expenses:
Research and development	183,588	240,353	56,765	23.62%
Sales and marketing	170,963	277,738	106,775	38.44%
General and administrative	233,033	195,470	(37,563)	(19.22%)
Non-cash consulting expense-related party	10,500	10,500	-	-
Depreciation and amortization	80,480	81,577	1,097	1.34%
Total expenses	678,564	805,638	127,074	15.77%
Net operating loss	(282,367)	(301,638)	19,271	6.39%
Other income:
Other income	1,594	-	1,594	100.00%
Interest income	34	170	(136)	(80.00%)
Total other income	1,628	170	1,458	857.65%
Income Tax Expense	3,600	-	(3,600)	-
Net loss	$(284,339)	$(301,468)	$17,129	(5.68%)

The Nine Months Ended September 30, 2014 Compared to
the Nine Months Ended September 30, 2013

	For the Nine Months Ended September 30,		2014 vs 2013
	2014	2013	Fav/(Unfav) Variance	% Variance

Revenues	$2,304,771	$2,449,516	$(144,745)	(5.91%)
Cost of revenues	(917,706)	(1,089,422)	171,716	15.76%
Gross margin	1,387,065	1,360,094	26,971	1.98%
Expenses:
Research and development	556,298	680,375	124,077	18.24%
Sales and marketing	550,144	810,818	260,674	32.15%
General and administrative	766,410	673,458	(92,952)	(13.80%)
Non-cash consulting expense-related party	31,500	31,500	-	-
Depreciation and amortization	241,645	244,829	3,184	1.30%
Total expenses	2,145,997	2,440,980	294,983	12.08%
Net operating loss	(758,932)	(1,080,886)	321,954	29.79%
Other income:
Litigation settlement income	-	633,334	(633,334)	(100.00%)
Other income	2,390	-	2,390	100.00%
Interest income	169	621	(452)	(72.79%)
Total other income	2,559	633,955	(631,396)	(99.60%)
Income Tax Expense	9,892	-	9,892	-
Net loss	$(766,265)	$(446,931)	$(319,334)	(71.45%)

Revenues and Cost of Revenues

Revenues and Cost of Revenues.  Revenues have decreased approximately 13.7% for the three months ending September 30, 2014 compared to the three month period ending September 30, 2013 due to a 29.8% decline in consumer revenue.  The decline in consumer revenue was attributed to continued pricing pressures from our competition.  This decline was partially offset by a 9.8% increase in our corporate revenue.  For the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013, revenues decreased approximately 5.9%.  This decrease is due to a 29.1% decline in consumer revenue that was partially offset by a 17.5% increase in our corporate revenue.   The majority of the increase in corporate revenue, 64.1%, was attributed to one time fees that are non-recurring.  To combat pricing pressures we are experiencing on our consumer business from the competition, we are actively working on significant enhancements to our FilesAnywhere product that we hope will result in increased corporate users and, consequently, increased market share.  In an effort to become more competitive in the consumer market, we have also made several hardware enhancements to improve our storage capabilities, lowered our pricing and offered additional free storage.  Despite these actions, however, we have continued to experience a decrease in our consumer customer base.  Many factors, including our advertising, customer acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies.  Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our solutions.  There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase our advertising and other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue and operating results.

Cost of revenues have decreased, as we have implemented the planned expense reduction and brought our gross margin back in-line with the current level of sales.  The decrease of approximately 2.4% over the three month period ending September 30, 2013 was attributed to the completion of the consolidation of our data centers and a related staffing adjustment due to the consolidation.  The decrease of approximately 15.8% over the nine month period ending September 30, 2013 was attributed to the same factors discussed above.  We are continuing to improve our business platform, which we hope will allow us to translate future growth in revenues directly into growth in profit margins.

Research and Development.  Research and development expenses decreased approximately 23.6% for the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013.  This decrease was attributed to the decreased utilization on third party developers.  Research and development expenses decreased approximately 18.2% for the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013.  This was due to the same factors discussed above.

Sales and Marketing.  Sales and Marketing expenses decreased 38.4% for the three months ended September 30, 2014 compared to the same three month period last year, as we have reduced our internal marketing department and outsourced the marketing function to third parties. Sales and Marketing expenses decreased 32.2% for the nine months ended September 30, 2014 compared to the same nine month period last year, due to the same factors discussed above.

General and Administrative Expense.  General and administrative expense increased 19% due to an increase in legal and consulting expenses for the three month period ended September 30, 2014, as compared to the three month period ended September 30, 2013.  General and administrative expense increased for the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013 for the same reasons addressed above.

Depreciation and Amortization.  Depreciation and Amortization expense did not materially change on a three or nine month comparison basis.

Net Operating Loss and Net Loss

Net Operating Loss.  Net operating loss was $282,367 for the three months ended September 30, 2014, which is a decrease of $19,271, or 6.4%, from $301,638 for the corresponding period in 2013.  Net operating loss was $758,932 for the nine months ended September 30, 2014, which is a decrease of $321,954, or 29.8%, from $1,080,886 for the corresponding period in 2013.  These decreases in net operating loss are attributed to the reduction of marketing, research and development and infrastructure operational expenses.  We have outsourced our marketing function and reduced the dependency on third party consultants in our research and development and have also consolidated our data centers.  We hope that with these changes and our increased investment in infrastructure hardware, along with a new pricing structure, we will be able to regain the market share on our consumer business that has been lost due to downward pricing pressures from our competitors.  We also hope that the new product enhancements and new product offerings will drive increased corporate sales.

Net Loss.  Net loss was $284,339 for the three months ended September 30, 2014 compared to $301,468 for the same period of 2013.  This decrease was attributed to several planned expense reductions in marketing and infrastructure.  Net loss was $766,265 for the nine months ended September 30, 2014 compared to $446,931 for the same period of 2013.  This increase was attributed to the non-recurrence of other income derived from the settlement of outstanding litigation partially offset by the expense reductions discussed above.

Liquidity and Capital Resources and Financial Position

General

We funded our operations during the three and nine months ended September 30, 2014, from the revenue generated from Officeware’s operations and the remaining proceeds from the settlement of a lawsuit settled in the second quarter of 2013.  As of September 30, 2014, we had $109,334 of cash, which management anticipates will sustain our operations.  With the planned operating expense reductions in place for 2014 and the On-Premise solution, which was introduced in the third quarter of 2014 and which is already being sold, management anticipates that the operating cash flows of the Company will turn positive by December 2014.  However, no assurances can be given that we will ever achieve profitability.  If we need to seek additional funds, our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing.  No assurances can be given that additional financing will be available to us on favorable terms when required, or at all.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

The demand for our Officeware consumer products and services is still in decline due to the continued competitive pricing strategies employed by our competitors.  We expected to reverse this trend after we implemented our new storage platform in the second quarter of 2013.  This allowed us to become more price competitive with our base consumer product offerings.  However, we have seen continued downward pricing pressure from our competitors on the consumer side of the business, which has caused a continued decrease in consumer revenues.  To partially offset this decline in consumer revenue, we have seen a 17.5% increase in our corporate revenue due to the increased investment in our product offerings.

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

Operating Activities.  Cash used in operations was $21,447 for the three months ended September 30, 2014, as compared to cash used in operations of $233,078 for the three months ended September 30, 2013.  The decrease in cash used in operations was attributed to implementing a cost reduction plan for 2014.   Cash used in operations was $172,069 for the nine months ended September 30, 2014, as compared to cash provided by operations of $77,802 for the nine months ended September 30, 2013.  The increase in cash used in operations was attributed to the settlement of a lawsuit in 2013 that provided a substantial amount of other operating income.

Investing Activities.  Cash used for investing activities was $6,089 and $120,684 for the three months ended September 30, 2014 and September 30, 2013, respectively.  The cash outlay was for infrastructure and storage equipment upgrades.  Since we have made large investments in our infrastructure over the past several years, in an effort to build a scalable storage platform, our investing activities have decreased in the third quarter of 2014 as compared to the same period of 2013.  We do not anticipate having to continue to acquire at the level we have had to in the past unless we have a substantial increase in customer volume. Cash used for investing activities was $36,563 and $225,520 for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The cash outlay was also for infrastructure and storage equipment upgrades.

Financing Activities.  Cash used for financing activities was $6,205 for the three months ended September 30, 2014.  The cash outlay was for used for payments on a newly acquired capital lease in the amount of $104,303.

Liquidity

We believe that the funds generated by the operation of Officeware, along with the remaining proceeds from a lawsuit settled in the second quarter of 2013, will provide us with the necessary funds to operate our business for 2014. With the planned operating expense reductions in place for 2014 and the various sales and marketing plans that we have undertaken along with new product offerings, we believe there will be an increase in funds generated from operating activities, although no assurances can be given that those plans and measures will be successful.

If we determine that we need additional capital in the future, it may not be available on favorable terms, or at all, which could place limits on our financial and operational flexibility.  Furthermore, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock.  An inability to obtain necessary financing on terms satisfactory to us, if and when we require it, could negatively affect our ability to grow or support our business and to respond to business challenges.

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

Date: November 12, 2014	IMMEDIATEK, INC.,
a Nevada corporation

	By:	/s/ Timothy M. Rice
	Name:	Timothy M. Rice
	Title:	Chief Executive Officer and President
(On behalf of the Registrant and as Principal Executive Officer)

Date: November 12, 2014

	By:	/s/ Timothy McCrory
	Name:	Timothy McCrory
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

S-1

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
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

Exhibit Index